Form 10-Q
period 1993-12-31
INTERNATIONAL TECHNOLOGY CORP
filed 1994-02-14
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 ---------
                                 FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1993

                                  OR

__   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number    1-9037

                    International Technology Corporation
          (Exact name of registrant as specified in its charter)

          Delaware                                         33-0001212
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

            23456 Hawthorne Boulevard, Torrance, California 90505
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    (310) 378-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes ..X....    No ........

At January 31, 1994 the registrant had issued and outstanding an aggregate of 33,570,231 shares of its common stock.

                 INTERNATIONAL TECHNOLOGY CORPORATION

                INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED DECEMBER 31, 1993




PART I.   FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
     Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets
              as of December 31, 1993 (unaudited) and
              March 31, 1993.                                                3

              Condensed Consolidated Statements of Operations
              for the Three Months and Nine Months Ended
              December 31, 1993 and 1992 (unaudited).                        4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended December 31, 1993
              and 1992 (unaudited).                                          5

              Notes to Condensed Consolidated Financial
              Statements (unaudited).                                      6-9

      Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition.             10-17


PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings.                                            18

      Item 6. Exhibits and Reports on Form 8-K.                             19

              Signature.                                                    20

                                PART I

Item 1.   Financial Statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       1993            1993
                                                   ------------      ---------
                                                   (Unaudited)
                                                           (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents                          $  9,738       $  8,659
  Receivables, net                                    121,223        129,824
  Prepaid expenses and other current assets             7,543          5,879
  Deferred income taxes                                 8,361         10,638
                                                      -------        -------
    Total current assets                              146,865        155,000
                                                      -------        -------
Property, plant and equipment, at cost:
  Land and land improvements                            2,136          2,136
  Buildings and leasehold improvements                 26,010         25,906
  Machinery and equipment                             155,007        149,250
                                                      -------        -------
                                                      183,153        177,292
    Less accumulated depreciation and
      amortization                                     87,310         73,261
                                                      -------        -------
      Net property, plant and equipment                95,843        104,031
                                                      -------        -------
Construction-in-progress                               19,361         17,145
Other assets                                           50,944         51,297
Long-term assets of discontinued operations            41,705         41,705
                                                      -------        -------
  Total assets                                       $354,718       $369,178
                                                      -------        -------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 26,451       $ 38,046
  Accrued liabilities                                  33,281         40,715
  Billings in excess of revenues                        9,164          2,529
  Short-term debt, including current portion
    of long-term debt                                  16,223          4,695
  Net current liabilities of discontinued operations   10,907         11,912
                                                      -------        -------
    Total current liabilities                          96,026         97,897
                                                      -------        -------
Long-term debt                                         50,859        115,811
Long-term accrued liabilities of
  discontinued operations                              40,961         49,292
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value; 180,000 shares
    authorized; 24,000 shares issued and outstanding
    at December 31, 1993                                2,400              -
  Common stock, $1 par value; 100,000,000 shares
    authorized; 33,571,422 and 33,239,543 shares
    issued and outstanding, respectively               33,571         33,240
  Additional paid-in capital                          164,735        109,217
  Common stock to be issued                             5,500          6,350
  Deficit                                             (39,334)       (42,629)
                                                      -------        -------
    Total stockholders' equity                        166,872        106,178
                                                      -------        -------
  Total liabilities and stockholders' equity         $354,718       $369,178
                                                      -------        -------

                           See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                      Three months ended   Nine months ended
                                         December 31,         December 31,
                                      ------------------   -----------------
                                        1993      1992       1993      1992
                                      --------  --------   -------   --------
                                                    (Unaudited)

Revenues                              $ 92,524  $101,673  $295,738  $307,042
Cost and expenses:
  Cost of revenues                      79,144    83,654   248,790   250,946
  Selling, general and
    administrative expenses             10,519    12,068    33,159    37,074
                                       -------   -------   -------   -------
Operating income                         2,861     5,951    13,789    19,022
Interest, net                            1,691     2,746     6,725     8,493
Other expense, net                           -     8,281         -     4,798
                                       -------   -------   -------   -------
Income (loss) before income taxes        1,170    (5,076)    7,064     5,731
(Provision) benefit for income taxes      (444)      730    (2,684)   (3,160)
                                       -------   -------   -------    ------
Income (loss) from continuing
  operations                               726    (4,346)    4,380     2,571
Discontinued operations
  (net of income taxes):
  Pollution control manufacturing -
  Adjustment of gain from disposition        -    (3,809)        -    (3,809)
                                       -------   -------   -------   -------
Income (loss) before cumulative
  effect of change in accounting
  for income taxes                         726    (8,155)    4,380    (1,238)
Cumulative effect of change in
  accounting for income taxes                -         -         -    13,000
                                       -------   -------   -------   -------
Net income (loss)                          726    (8,155)    4,380    11,762
Less preferred stock dividends           1,050         -     1,085         -
                                       -------   -------   -------   -------
Net income (loss) applicable
  to common stock                     $   (324) $ (8,155) $  3,295  $ 11,762
                                       -------   -------   -------   -------

Net income (loss) per common share:
  Continuing operations (net of
    preferred stock dividends)        $   (.01) $   (.13) $    .10  $    .08
  Discontinued operations                    -      (.11)        -      (.12)
                                       -------   -------   -------   -------
                                          (.01)     (.24)      .10      (.04)
  Cumulative effect of change in
    accounting for income taxes              -         -         -       .39
                                       -------   -------   -------   -------
                                      $   (.01) $   (.24) $    .10  $    .35
                                       -------   -------   -------   -------

                             See accompanying notes.

                       INTERNATIONAL TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                         Nine months ended
                                                            December 31,
                                                       ----------------------
                                                         1993          1992
                                                       --------      --------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                          $  4,380       $ 11,762
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Adjustment of gain from disposition of
        discontinued operations                              -          3,809
      Depreciation and amortization                     16,576         15,095
      Deferred income taxes                              2,277          3,515
      Gain on sale of investment in EXEL Limited             -         (3,483)
      Writeoff of costs incurred in U.K.
        joint venture                                        -          1,981
      Provision for settlement of
        stockholders' lawsuit                                -          6,300
      Cumulative effect of change in accounting
        for income taxes                                     -        (13,000)
  Changes in assets and liabilities, net of effects
    from acquisitions and dispositions of businesses:
      Decrease (increase) in receivables, net            8,601         (3,763)
      Increase in prepaid expenses and
        other current assets                            (2,344)          (206)
      Decrease in accounts payable                     (11,595)        (5,469)
      Decrease in accrued liabilities                   (7,434)        (1,747)
      Increase (decrease) in billings
        in excess of revenues                            6,635         (1,754)
                                                       -------        -------
  Net cash provided by operating activities             17,096         13,040
                                                       -------        -------
Cash flows from investing activities:
  Capital expenditures                                 (10,314)       (10,842)
  Proceeds from sale of pollution control
    manufacturing business                                   -         22,677
  Proceeds from sale of investment in EXEL Limited           -          3,733
  Other                                                    742         (3,887)
  Investment activities of transportation,
    treatment and disposal discontinued operations      (9,336)        (8,252)
                                                       -------        -------
  Net cash (used for) provided by investing
   activities                                          (18,908)         3,429
                                                       -------        -------
Cash flows from financing activities:
  Repayments of long-term borrowings                   (80,434)       (38,402)
  Long-term borrowings                                  27,010         21,440
  Net proceeds from public offering of
    depositary shares                                   57,130              -
  Dividends paid on preferred stock                     (1,085)             -
  Issuances of common stock                                270            504
                                                       -------        -------
  Net cash provided by (used for)
    financing activities                                 2,891        (16,458)
                                                       -------        -------
Net increase in cash and cash equivalents                1,079             11
Cash and cash equivalents at beginning of period         8,659          9,444
                                                       -------        -------
Cash and cash equivalents at end of period            $  9,738       $  9,455
                                                       -------        -------
                            See accompanying notes.

                       INTERNATIONAL TECHNOLOGY CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


    1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended December 31, 1993 and 1992, pursuant to the rules of the Securities and
         Exchange Commission (SEC).   Certain information and footnote
         disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

         These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993. The results of operations for the nine-month period ended December 31, 1993 are not necessarily indicative of the results for the full fiscal year.

    2. In a September 27, 1993 public offering, the Company sold 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock. The net proceeds to the Company were $57,130,000, some of which were utilized at that time to repay the aggregate $30,000,000 of outstanding cash advances under the Company's revolving credit line. On November 15, 1993, the Company prepaid at par value $25,000,000 of the $75,000,000 of outstanding 9 3/8% Senior Notes due July 1, 1996 (the Notes), utilizing proceeds from the offering of depositary shares.

         The depositary shares entitle the holder to all proportional rights and preferences of the 7% Cumulative Convertible Exchangeable Preferred Stock, including dividend, voting, redemption, conversion and liquidation rights and preferences. The depositary shares have a cumulative annual per share dividend of $1.75, payable quarterly. The depositary shares will rank as to dividends and liquidation, prior to the Company's common stock and to the Company's Series A preferred stock, if issued. The liquidation preference of each depositary share is equivalent to $25 plus accrued and unpaid dividends.

         The depositary shares are convertible into common stock of the Company at the option of the holder at any time at $5.84 per common share or approximately 4.28 common shares for each depositary share. The depositary shares are redeemable for cash at the option of the Company on or after September 30, 1996, initially at a price of $26.225 per depositary share and thereafter at prices declining to $25 per depositary share on or after September 30, 2003. On any dividend payment date on or after September 30, 1996, the depositary shares are exchangeable at the option of the Company for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $25 per depositary share.

    3. Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). As permitted under SFAS 109, the Company reported the effect of its adoption as a cumulative effect of a change in accounting for income taxes of $13,000,000 of income in the fiscal quarter ended June 30, 1992.

         It is the Company's policy at the end of each interim reporting period to make an estimate of the annual effective income tax rate. The annual effective income tax rate so determined is used to provide for income taxes on a current year-to-date basis.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)


         The effective income tax rate of 38% for the nine-month period ending December 31, 1993 compares to a 55% effective rate for the corresponding period of the prior fiscal year. The effective income tax rates exceed the 34% federal statutory rate primarily due to nondeductible expenses and state income taxes.

    4. Net income per common share is computed by dividing net income applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

          Three months ended         Average common and common
              December 31,         equivalent shares outstanding
          ------------------       -----------------------------
                 1993                       34,994,557
                 1992                       33,328,834

           Nine months ended         Average common and common
              December 31,         equivalent shares outstanding
           -----------------       -----------------------------
                 1993                       34,617,879
                 1992                       33,220,777

         Common share equivalents relate to dilutive stock options computed using the treasury stock method and common shares to be issued to discharge the Company's obligation in connection with a recently approved settlement of a stockholders' lawsuit. (See Part II of this filing for current developments related to this stockholders' lawsuit.)

         In fiscal year 1994, the computation of net income per share, assuming the conversion into common shares of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, is antidilutive.

    5. On February 24, 1992, the Company entered into an agreement for the sale of the manufacturing operations of the Company's Pollution Control Systems (PCS) division located in Tulsa, Oklahoma and Hull, England. This business designed and manufactured combustion, hydrocarbon vapor recovery, waste treatment and other environmental control systems for domestic and international clients. The sale closed on May 14, 1992 when the Company received $20,888,000 for certain assets and liabilities of the business. Additionally, the Company received payments totaling $1,789,000 during the second quarter of fiscal year 1993 in settlement of certain post-closing adjustments.
         In the third quarter of fiscal year 1993, the Company recorded a charge of $3,809,000 (net of income tax benefit of $2,176,000) to reduce the net gain of $13,088,000 (net of provision for income taxes of $575,000) which had been recorded in fiscal year 1992 from the sale of the PCS manufacturing business. This charge resulted from unexpected cost overruns in connection with the completion and closeout of certain projects retained by the Company as well as from difficulties the Company has experienced in collecting receivables and limiting its warranty obligations on certain projects for which the Company retained financial responsibility.

    6. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of December 31, 1993, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the

                     INTERNATIONAL TECHNOLOGY CORPORATION

                                 (Unaudited)

         plan of divestiture at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At
         March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At December 31, 1993, the Company's condensed consolidated balance sheet included accrued liabilities of approximately $51,868,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

         The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss has been recently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

    7. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on
         Form 10-K for the fiscal year ended March 31, 1993 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30 and June 30, 1993. Current developments are discussed in Part II of this filing.

    8.   Unbilled receivables of $16,027,000 at December 31, 1993
        ($14,751,000 at March 31, 1993) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Included in unbilled receivables at December 31 and March 31, 1993 are approximately $6,750,000 and $6,000,000, respectively, of claims related to a project which is subject to an audit by the Defense Contract Audit Agency and a federal civil and criminal investigation into the claims.

    9. Noncurrent other assets at December 31 and March 31, 1993 include a claim amount of approximately $31,000,000 representing direct costs incurred in excess of those recovered under the Motco Site Trust Fund contract, a major fixed-price remediation contract. On December 4, 1991, the Company announced the suspension of work on the Motco project and the filing of a $56,000,000 breach of contract lawsuit to recover direct costs, overhead and profit from Motco Trust, the potentially responsible party (PRP) group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

         On December 26, 1991, the Motco Trust and Monsanto filed an answer to IT's lawsuit and asserted a counterclaim against IT. In addition to denying liability on various grounds, the Motco Trust, in an amended counterclaim accepted for filing on October 1, 1993, asserts that it has sustained actual and consequential damages, which it claims will exceed $27,500,000, exclusive of interest, attorneys fees and costs. These categories of damages are claimed to include actual and projected future costs to complete source control remediation at the site and

                     INTERNATIONAL TECHNOLOGY CORPORATION

                                (Unaudited)

         amounts of U.S. Environmental Protection Agency (USEPA) reimbursement funding which the Motco Trust claims to have lost. Monsanto also denies any separate liability from that of the Motco Trust.

         The Company is vigorously pursuing its lawsuit and defense of the counterclaim by the Motco Trust. The Motco Trust's recently filed motions for summary judgment have been recommended for denial by the court magistrate and the judge will consider this recommendation prior to trial.
         The court has set a trial date of March 7, 1994. After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside
         counsel, management believes that, subject to the inherent uncertainties of litigation, the Company more likely than not will recover the contract claim receivable recorded to
         date and prevail on Motco Trust's counterclaim.   However,
         if this matter is resolved in an amount significantly lower than the contract claim receivable recorded by IT or if the Motco Trust prevails in its counterclaim and recovers any significant amount of damages, a material adverse effect to the consolidated financial condition and results of operations of the Company would result.

    Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition.

                     INTERNATIONAL TECHNOLOGY CORPORATION

                      FOR QUARTER ENDED DECEMBER 31, 1993

    RESULTS OF OPERATIONS

    Overview

    Effective April 1, 1993, the Company realigned its organizational structure by combining the operations of its environmental engineering and remediation services businesses to form an integrated environmental services business area. Revenues and gross margin percentages for the three-month and nine-month periods ended December 31, 1992 have been restated in the realigned business areas.

    The Company's financial performance in fiscal year 1993 and through the first three quarters of fiscal year 1994 continued to be impacted by weak market demand, particularly in the commercial sector, due to the sluggish economy. Operating margins were negatively impacted by costs associated with excess capacity, aggressive pricing pressures and increased competition by new entrants in the market. The Company expects the current business climate and market conditions to persist at least through the end of the current fiscal year with a continuing negative effect on revenue levels and operating margins.

            Comparison of the Three Months and Nine Months Ended December 31, 1993
                 to the Three Months and Nine Months Ended December 31, 1992
                                     Three months ended December 31,
                      ----------------------------------------------------------------
                              1993                                       1992
                      ---------------------                      ---------------------
                                           (Dollars in thousands)
                                    Gross    Percentage revenue                 Gross
                                   Margin    increase (decrease)               Margin
                      Revenues   Percentage     1992 to 1993      Revenues   Percentage
                      --------   ----------  -------------------  --------   ----------
    Environmental
      Services        $ 57,832     15.5%           (20.2)%        $ 72,466       18.4%
    Analytical
      Services          13,393      8.4             (7.4)           14,471       14.6
    Construction and
      Remediation       21,299     15.6              44.5           14,736       17.5
                       -------                                     -------
    Total             $ 92,524     14.5              (9.0)        $101,673       17.7
                       -------                                     -------

                                       Nine months ended December  31,
                       ----------------------------------------------------------------
                                1993                                       1992
                       ----------------------                     ---------------------
                                           (Dollars in thousands)
                                     Gross   Percentage revenue                 Gross
                                    Margin   increase (decrease)               Margin
                       Revenues   Percentage    1992 to 1993      Revenues   Percentage
                       --------   ---------- -------------------  --------   ----------

    Environmental
      Services         $187,482      17.5%        (12.9)%         $215,247      19.4%
    Analytical
      Services           42,708      11.7           (.8)            43,036      16.1
    Construction and
      Remediation        65,548      14.0          34.4             48,759      15.1
                        -------                                    -------
    Total              $295,738      15.9          (3.7)          $307,042      18.3
                        -------                                    -------

                          INTERNATIONAL TECHNOLOGY CORPORATION

    Revenues

    Revenues for the third quarter of fiscal year 1994 decreased $9,149,000 or 9.0% from the level of the related quarter of the prior fiscal year. For the first nine months of fiscal year 1994, revenues declined $11,304,000 or 3.7% from the amount reported in the corresponding period of fiscal year 1993.

    For the three and nine months ended December 31, 1993, the Environmental Services area experienced declines of $14,634,000 and $27,765,000, or 20.2% and 12.9%, respectively, from the related revenue levels of the prior fiscal year. The Environmental Services area has reported successively lower revenues in each of the last four fiscal quarters primarily due to a continuing decline in client demand, principally by commercial clients, for environmental engineering consulting services as well as small remediation and groundwater services projects which has led to reduced pricing. The Company has addressed this situation through office consolidations and ongoing efforts to streamline the organization, reduce costs and increase marketing efficiencies.

    During the third quarter of fiscal year 1994, revenues for Analytical Services declined $1,078,000 or 7.4% from the level reported in the same period of the prior fiscal year, principally as a result of lower pricing related to reduced market demand for chemical analyses and by operating inefficiencies at certain of the Company's laboratories.
    For the current nine-month period, Analytical Services experienced a $328,000 or 0.8% decrease in revenues from the first nine months of fiscal year 1993.

    Due to increased activities on a major incineration project and on certain governmental civil remediation programs, Construction and Remediation reported revenue increases for the current three-month and nine-month periods of $6,563,000 and $16,789,000, or 44.5% and 34.4%, respectively, in comparison to the corresponding periods of the prior fiscal year.

    The Company's total contract backlog increased from approximately $391,000,000 at March 31, 1993 to approximately $411,000,000 at
    December 31, 1993.  The Company was a participant on a team which was awarded the five-year Environmental Restoration Management Contract
    (ERMC) in January 1993 for the U.S. Department of Energy's (DOE)
    Hanford, Washington site.   Although the scope and value of
    the work under the contract will be more accurately defined in the initial phases of the project, it is estimated that the minimum value of the contract is approximately $800,000,000 of which the Company's estimated current portion is approximately 30% of the contract value. This contract is not included in backlog because the DOE is presently reevaluating certain cost proposals made by IT's team and those of a losing competitor. The reevaluation was recommended by the General Accounting Office (GAO) based upon its decision with respect to protests filed by two losing competitors for the contract. On August 2, 1993, the Company announced the award of an eight-year contract by the Westinghouse Hanford Company (WHC) to provide analytical services at the DOE Hanford site. The Company was advised on August 18, 1993 that protests have been filed by a losing bidder regarding the award of the contract. On January 18, 1994, the GAO dismissed and denied the protests filed by the losing bidder. The Company estimates that the first-year analytical samples under the contract will approximate $3,000,000 to $5,000,000 with a corresponding amount included in backlog. The volume and complexity of the sample analysis program is heavily dependent on the progress and scope of remediation activities at the DOE Hanford site. Such activities have been subject to various uncertainties and to delays associated with the protest of the Hanford ERMC award which has been pending approximately one year. Consequently, the ultimate value of the contract cannot be estimated at this time and could be lower than the original value estimated by WHC.

                   INTERNATIONAL TECHNOLOGY CORPORATION

    Gross Margin

    Gross margin percentage for the third quarter of fiscal year 1994 declined to 14.5% of revenues from 17.7% of revenues for the corresponding period of the prior fiscal year. For the first nine months of fiscal year 1994, gross margin represented 15.9% of revenues as compared to 18.3% of revenues reported for the corresponding nine-month period of the prior fiscal year.

    In the current three-month and nine-month periods, Environmental Services' gross margin percentage declined from the prior year level due to overall pricing pressure resulting from generally lower commercial client demand which has caused lower hourly billing rates on time-and-material contracts as well as lower bidding margins required to win small remediation and groundwater projects.

    Analytical Services experienced downturns in gross margin percentages for the current three-month and nine-month periods because of increased pricing pressure in the chemical analysis area due to weak customer demand, and decreased utilization of laboratory capacity resulting from start-up delays on certain governmental projects in the radiochemical analysis area.

    Construction and Remediation gross margin percentages for the third quarter of fiscal year 1994 have declined from prior year levels principally because prior year operations included favorable performance on a major thermal project which did not recur in the current period. In the first nine months of the current fiscal year, the overall mix of the Company's remediation work continued to shift slightly toward lower margin projects compared to the prior year.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the third quarter of fiscal year 1994 represented 11.4% of revenues, which compared favorably with the related 11.9% of revenues reported for the corresponding period of the prior year. For the first nine months of the current fiscal year, selling, general and administrative expenses declined to 11.2% of revenues from the 12.1% of revenues for the related nine-month period of fiscal year 1993. The Company experienced lower administrative costs in the current fiscal year due to the elimination of management layers in the Environmental Services area as a result of actions taken late in fiscal year 1993 involving organizational realignment, the elimination of administrative costs in Europe, and ongoing reductions in certain corporate office administrative costs.

    Other Expense, Net

    In the third quarter of fiscal year 1993, the Company provided
    for two nonoperating charges included in other expense:   the
    $6,300,000 anticipated settlement of a stockholders' lawsuit and the $1,981,000 writeoff of nonrecoverable costs incurred in a U.K. joint venture.

    On April 9, 1992, the Company sold its investment in stock options of EXEL Limited, an off-shore casualty insurance company, for $3,733,000 in cash. The Company reported a pre-tax gain on this transaction of $3,483,000 as other income for the fiscal quarter ended June 30, 1992.

    Interest, Net

    For the third quarter of fiscal year 1994, net interest expense declined to 1.8% of revenues from the 2.7% of revenues reported for

                   INTERNATIONAL TECHNOLOGY CORPORATION
    the corresponding period of the prior fiscal year. Net interest expense for the current nine-month period represented 2.3% of revenues as compared to 2.8% of revenues for the first nine months of fiscal year 1993.

    The net proceeds of $57,130,000 received by the Company from the public offering of 2,400,000 depositary shares (see Note 2 to Condensed Consolidated Financial Statements) were utilized to repay outstanding cash advances under the Company's credit facility and to prepay $25,000,000 of the Notes. These actions significantly reduced interest incurred for the third quarter of fiscal year 1994. During the first six months of fiscal year 1994, which were prior to the public offering, net interest expense declined slightly from the level of the prior year primarily because of lower average borrowings under the Company's revolving credit line resulting from improved cash flows from the Company's operating activities.

    Income Taxes

    The effective income tax rate of 38% for the nine-month period ended December 31, 1993 compares to a 55% effective rate for the
    corresponding  period of fiscal year 1993.   The effective income
    tax rates exceed the 34% federal statutory rate primarily due to nondeductible expenses and state income taxes. In fiscal year 1993, the level of nondeductible expenses was unusually high as a result of the impact of certain charges to other expense which were recorded in the quarter ended December 31, 1992.

                  INTERNATIONAL TECHNOLOGY CORPORATION


    FINANCIAL CONDITION

    Working capital of $50,839,000 at December 31, 1993 decreased by $6,264,000 or 11.0% from $57,103,000 at March 31, 1993. The current ratio at December 31, 1993 declined to 1.53:1 from 1.58:1 at March 31, 1993.

    On September 27, 1993, the Company completed a public offering at $25 per share of 2,400,000 depositary shares, each representing 1/100th of a share of 7% Cumulative Convertible Exchangeable Preferred Stock (see Note 2 to Condensed Consolidated Financial Statements).
    The net proceeds of $57,130,000 received by the Company were utilized to repay the aggregate $30,000,000 of outstanding cash advances under its revolving credit facility and, on November 15, 1993, to prepay at par value $25,000,000 of the Notes.

    Cash provided by operating activities for the first nine months of fiscal year 1994 totaled $17,096,000, a $4,056,000 increase from the $13,040,000 cash provided by operating activities in the corresponding nine-month period of the prior fiscal year. This increase in cash provided by operating activities resulted principally from a reduction in trade receivables in the current period generally corresponding to the decline in the Company's revenues. Capital expenditures of $10,314,000 for the current nine-month period were slightly lower than the $10,842,000 amount reported for the corresponding period of the prior fiscal year.

    During fiscal year 1993, the Company received cash proceeds of $22,677,000 from the sale of its pollution control manufacturing business, a significant portion of which was used to repay long-term borrowings. On April 9, 1992, the Company sold its investment in stock options of EXEL Limited for $3,733,000 in cash.

    With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first nine months of the current fiscal year, the Company spent $9,336,000 relating to closure plans and construction costs for the sites compared to $8,252,000 in the corresponding period of the prior fiscal year. At December 31, 1993, the Company's condensed consolidated balance sheet included accrued liabilities of approximately $51,868,000 to complete the closure and post-closure of its inactive disposal sites and related matters.

    Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, was begun by the California Department of Health Services, now the California EPA Department of Toxic Substances
    Control (DTSC), in February 1991. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the county of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). The Company has been required to submit additional information and closure designs for the Buffer Zone Areas, including designs for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer
    Zone Areas will be evaluated in the EIR. The additional study of Buffer Zone alternatives has delayed the closure plan approval.
    The Company is now seeking final determination on closure plans in time for implementation of closure construction in fiscal year 1996 through fiscal year 1998. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

    Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991.
    The Company has responded to comments on the plan from DTSC. An EIR is being prepared by DTSC. The Company expects the plan to be approved and implemented in fiscal years 1995 and 1996.

                   INTERNATIONAL TECHNOLOGY CORPORATION

    The Company is required to perform post-closure monitoring and maintenance of its disposal sites for at least 30 years. Operation of the sites in the closure and post-closure periods is subject to
    numerous federal, state and local regulations.   The Company may be
    required to perform unexpected remediation work at the sites in the future or to pay penalties for alleged noncompliance with regulatory permit conditions.

    The California Toxic Pits Cleanup Act of 1984 (TPCA) required operators of certain surface impoundments to cease discharging liquid hazardous wastes into these units by a statutory deadline, unless the units were retrofitted to meet minimum technology requirements. The Company has taken reasonable measures and has made substantial progress toward compliance at the Vine Hill Complex, but cannot fully meet statutory requirements until final closure plans have been approved. The Company has discussed its TPCA compliance activities with the applicable
    Regional Water Quality Control Board.   Although substantial civil
    penalties are available for noncompliance with TPCA, the Company does not expect that penalties, if imposed, would be material to the Company's financial condition, given the circumstances and the Company's good faith efforts to achieve compliance and conclude closure.

    Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with applicable regulatory agencies. The
    Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

    The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at December 31, 1993 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The group decided to delay the entitlement process in late fiscal year 1993 pending resolution of the Company's closure plan for the adjacent disposal site and issuance of the EIR. In addition, a referendum on the development project had been tentatively scheduled, but was postponed as a result of the development group's decision.
    If the developers' plans change or a future referendum results in an inability to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

    The USEPA and the DTSC are investigating certain transportation and disposal activities conducted by numerous companies, including the Company or its predecessors, involving certain disposal sites in California, including the Operating Industries, Inc. (OII) Superfund site. In connection with the OII action, the Company did not elect to join various proposed settlements with the USEPA for the first three interim remedial measures. The claims against the Company by the USEPA for these costs total approximately $8,500,000 and the claims by the PRP steering committee approximate $2,700,000. (The Company believes there is substantial duplication between the USEPA's and
    the PRP steering committee's claims.)   The claims to date do not
    include certain future costs for site remediation and long-term monitoring and maintenance which are expected to be substantial.
    Based on the nature of the waste streams handled by the Company's subsidiaries and their conduct in handling the wastes, the Company believes its proper share of responsibility for the site is less than the share attributed to it by the USEPA and the PRP steering

                 INTERNATIONAL TECHNOLOGY CORPORATION
    committee. Accordingly, the Company has not been able to agree to USEPA's or the PRP steering committee's claims. IT has met with the USEPA to propose and negotiate a release from alleged liability for past costs in return for IT undertaking remediation work at the site.
    In light of the PRP steering committee's efforts to pursue its claims against the Company, and the ongoing remediation of the site, the Company has recently renewed its efforts to reach an acceptable compromise of the USEPA's claims. The PRP steering committee has entered into a series of short-term tolling agreements extending the statute of limitations on its potential claim against the Company. Although the PRP steering committee recently agreed to renew the tolling agreements, it could decline to extend them at any time.
    The Company has advised its liability insurance carriers as to the pendency of the USEPA's claim and requested indemnification and legal representation. The carriers dispute the scope of their coverage obligations to IT. The Company has also been named as a PRP in
	   several other investigations, and has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

    The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed above. The adequacy of the provision for loss has been currently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

    At December 31, 1993, a deferred tax asset in the amount of $11,859,000 (net of a valuation allowance of $10,119,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's Northern California disposal sites over the next several years are deductible in the years the expenditures are made, but only to the extent the Company has sufficient levels of taxable income. The
    Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

    The Company is using approximately $29,000,000 of letters of credit, as well as a trust fund and annuities to fulfill regulatory financial assurance requirements for the closure and post-closure care of the Company's inactive disposal facilities. In aggregate, at December 31, 1993, letters of credit totaling approximately $56,000,000 were outstanding against the Company's $120,000,000 bank line of credit. Additionally, the Company has outstanding $4,000,000 of cash advances under the line, leaving approximately $60,000,000 unused at
    December 31, 1993.   However, the amount of the Company's current
    availability is limited to the amount of collateral available in accordance with the loan agreement, principally 80% of eligible accounts receivable. At January 31, 1994, approximately $30,000,000 was available. The line of credit is scheduled to mature on July 31, 1994; however, the Company and the banks are currently in negotiations to extend that maturity.

    The Company has approximately $12,000,000 outstanding on an amortizing 11.63% equipment loan secured by two of the Company's Hybrid Thermal Treatment System (HTTS) units. At December 31, 1993, the Company was not in compliance with a debt service coverage covenant in this loan; however, such noncompliance was waived by the lender through March 25, 1994. The Company is currently negotiating with the lender to prepay the $5,000,000 balloon payment of this loan (currently due on June 30, 1995) in return for a partial release of collateral, and to amend the agreement to allow the Company to maintain convenant compliance and amortize the remaining balance over its original schedule.

                 INTERNATIONAL TECHNOLOGY CORPORATION

    Over the past two years, the Company's liquidity has required careful management. Although consummation of the recent public offering and application of the net proceeds principally to reduce debt has significantly improved the Company's liquidity position and provided it with greater flexibility to address its cash needs, the Company will continue to have significant cash requirements, including its planned capital expenditure program, expenditures for the closure of its inactive disposal sites, debt service, dividend obligations on the depositary shares and contingent liabilities.

                               PART II

                 INTERNATIONAL TECHNOLOGY CORPORATION

    Item 1.   Legal Proceedings.

              The following matters are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on
              Form 10-K for the fiscal year ended March 31, 1993 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30 and June 30, 1993. See Note 9 to Condensed Consolidated Financial Statements for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition
              - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter.

              Class Action Lawsuits

              With respect to the In re International Technology Corporation class action securities litigation, the parties reached a settlement which was approved by the Court at a hearing on August 23, 1993. The settlement provides for the creation of a total settlement fund of $12,000,000 plus interest from December 14, 1992. The Company's contribution to the settlement agreement will be newly issued, freely tradeable common stock of the Company, with the market value at the date of issuance of approximately $6,350,000. During the third quarter of fiscal year 1994, the Company issued 243,129 common shares having a value of approximately $850,000 plus interest. The Company expects that the balance of the shares will be issued in March 1994 based on the average price of the common stock during a ten-day pricing period immediately preceding the distribution to authorized claimants. Approximately 1,800,000 shares would be issued utilizing a price of $3.00 per share, the closing price of the stock on February 11, 1994.

                 INTERNATIONAL TECHNOLOGY CORPORATION



         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.

                       See Exhibit Index on page 21 of this filing.

                  (b)  Reports on Form 8-K.

                       None.

                 INTERNATIONAL TECHNOLOGY CORPORATION


                              SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    INTERNATIONAL TECHNOLOGY CORPORATION
                 (Registrant)




                ANTHONY J. DELUCA                         February 14, 1994
  ----------------------------------------------    -------------------------
                Anthony J. DeLuca
  Senior Vice President, Chief Financial Officer and Duly Authorized Officer