Form 10-K
period 1994-03-31
INTERNATIONAL TECHNOLOGY CORP
filed 1994-07-06
CIK 731190

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON JUNE 30, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K
(Mark One)


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1994
                                           OR

- --      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                                       to


                            Commission file number    1-9037

                          International Technology Corporation
                  (Exact name of registrant as specified in its charter)
      Delaware                                                    33-0001212
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   23456 Hawthorne Boulevard, Torrance, California 90505
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (310) 378-9933

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
  Title of each class                                    registered
  -------------------                                    ----------
 Common Stock, $1.00 Par Value                New York Stock Exchange; Pacific
                                              Stock Exchange
 Preferred Stock Depositary Shares            New York Stock Exchange; Pacific
                                              Stock Exchange
 9 3/8% Senior Notes Due 1996                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ...X....
No ........

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 17, 1994, was approximately $97,590,000 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At June 17, 1994 the registrant had issued and outstanding an aggregate of 35,199,861 shares of its common stock.

                    Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on September 1, 1994 is incorporated by reference into Part III hereof.

                         INTERNATIONAL TECHNOLOGY
                        ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                              TABLE OF CONTENTS

    Item                                                                 Page
    ----                                                                 ----

                                   PART I

     1       Business  . . . . . . . . . . . . . . . . . . . . . . . .     2
               General . . . . . . . . . . . . . . . . . . . . . . . .     2
               Background. . . . . . . . . . . . . . . . . . . . . . .     3
               Operations. . . . . . . . . . . . . . . . . . . . . . .     3
               Environmental Services (ES) . . . . . . . . . . . . . .     4
               Pollution Control Engineering (PCE) . . . . . . . . . .     4
               Analytical Services (AS)  . . . . . . . . . . . . . . .     4
               Construction and Remediation (C&R). . . . . . . . . . .     5
               Technology Development. . . . . . . . . . . . . . . . .     6
               Customers.. . . . . . . . . . . . . . . . . . . . . . .     6
               Competition.. . . . . . . . . . . . . . . . . . . . . .     7
               Regulations.. . . . . . . . . . . . . . . . . . . . . .     7
               Environmental Contractor Risks . . . . . . . . . . . .      9
               Insurance and Risk Management. . . . . . . . . . . . .     11
             Discontinued Operations . . . . . . . . . . . . . . . . .    12
             Employees . . . . . . . . . . . . . . . . . . . . . . . .    12
      2    Properties . . . . . . . . . . . . . . . . . . . . . . . .     12
      3    Legal Proceedings.  . . . . . . . . . . . . . . . . . . . .    13
      4    Submission of Matters to a Vote of Shareholders.. . . . . .    18


           Executive Officers of the Company . . . . . . . . . . . . .    19

                                      PART II

      5    Market for the Registrant's Common Stock and Related
             Shareholder Matters . . . . . . . . . . . . . . . . . . .    21
      6    Selected Financial Data . . . . . . . . . . . . . . . . . .    22
      7    Management's Discussion and Analysis of Results of
             Operations and Financial Condition. . . . . . . . . . . .    22
      8    Financial Statements and Supplementary Data . . . . . . . .    33
      9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . .    58

                                       PART III

     10     Directors and Executive Officers of the Registrant . . . .    58
     11     Executive Compensation . . . . . . . . . . . . . . . . . .    58
     12     Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . .    59
     13     Certain Relationships and Related Transactions . . . . . .    59

                                        PART IV

     14     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .    60

                                          PART I

ITEM 1. BUSINESS.

GENERAL

     International Technology Corporation, a Delaware corporation (the Company or IT), provides a wide range of environmental management services and technologies including the assessment, decontamination, and remediation of situations involving hazardous materials and pollution prevention and minimization. The Company was incorporated in 1983; the earliest antecedent of the Company commenced operations in California in 1926.

     The Company's services are provided to a broad array of governmental and commercial entities predominantly in the U.S. market. The Company's business strategy is to provide its environmental services on a turnkey basis, particularly by focusing on its capabilities to manage complex environmental issues from the initial assessment of the level and extent of contamination through the design, engineering and execution of a solution. In recent years, the Company has worked on several hundred Superfund sites for various governmental and commercial clients.

     Demand for the Company's services is heavily influenced by the level of enforcement of existing and new environmental laws and regulations, funding levels for government projects and spending patterns of commercial clients. Within the last three years, spending by commercial clients has slowed primarily due to reduced implementation and enforcement activities by government regulatory agencies and weak economic conditions. During the same period, however, the Company has experienced significant growth in its business with federal, state and local governmen-tal clients, particularly the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE), resulting in total federal, state and local governmental revenues constituting 63% of the Company's revenues in fiscal year 1994. (See Business - Operations - Customers.)

     The operations of the Company are performed subject to a comprehensive federal, state, and local environmental regulatory structure. (See Business - Operations - Regulations.) Although this regulatory structure creates opportunities for the Company, the analysis, assessment, and remediation of hazardous substanc-es necessarily involves significant risks, including the possibility of damages or injuries caused by the escape of hazardous substances into the environment. (See Business - Operations - Environmental Contractor Risks, and Legal Proceed-ings.)

     In December 1987, IT adopted a strategic restructuring program to focus its resources on developing its engineering, consult-ing, analytical and remediation businesses. The program included a formal plan to divest its transportation, treatment and disposal operations, through sale of some facilities and closure of certain other facilities. Although the Company believes it has gained valuable, marketable experience through the closure of its inactive hazardous waste disposal sites in Northern California, the Company has incurred and will incur significant closure and post-closure costs for the sites. (See Business - Discontinued Operations - Transportation, Treatment and Disposal). Continuing with the ongoing restructuring of its businesses, the Company sold its pollution control manufacturing business in fiscal year 1992. (See Business - Discontinued Operations - Pollution Control Manufacturing.)

     Effective April 1, 1993, the Company realigned its existing business into three areas: Environmental Services (including Pollution Control Engineering), Analytical Services, and Construction and Remediation. As a result of this realignment, there has been a consolidation of domestic environmental services offices. Further, the Company disposed of most of its European businesses and refocused on its major domestic busi-nesses. The success of the Company in developing its capabili-ties is demonstrated by IT's designation by Engineering News-Record as the largest hazardous waste design firm for the last five years.

     On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporat-ed (Corning) combined the two companies' environmental analyti-cal services businesses into a newly formed 50/50 jointly-owned company (the joint company). The joint company will operate independently with a separate board of directors comprised of representation from IT and Corning and will provide services to the Company on a competitive basis. In connection with the transaction, IT and Corning will contribute the net assets of their respective laboratory businesses into the joint company.
The financing of the joint company will be provided by a $60,000,000 bank line of credit. (See Business - Operations - Analytical Services.)

BACKGROUND

     Hazardous materials management and remediation are widely acknowledged as a significant national priority. As of December 31, 1992, the United States Environmental Protection Agency (USEPA) had designated approximately 1,200 sites as Superfund locations with significant concentrations of hazardous materi-als, although less than 25% of these sites had undergone substantial remediation. In addition, there are a large number of small commercial and governmental sites that will require cleanup. The assessment, decontamination and remediation of hazardous sites are governed by increasingly complex environmen-tal and occupational safety and health regulations administered by numerous federal, state and local agencies.

     The Company's clients, whether in the governmental or the commercial sector, are continuing to require a turnkey solution, in which a single supplier or team takes responsibility for the entire process from identification and assessment through remediation. Successful remediation of hazardous sites requires a multidisciplinary approach, since such sites typically involve a variety of waste which affects air, soil and/or water. Depending on the circumstances, the required skills may include analytical chemistry, risk assessment, computer modeling, ambient air monitoring, process and design engineering, and construction/remediation. The application of these disciplines to solve client problems requires substantial operational know-how, and the Company believes that it is well-positioned to solve client problems because of the combination of its capabil-ities and experience. Additionally, the Company's technical expertise and operational know-how are sought by other firms for project-specific teaming and joint venture relationships, thereby allowing the Company access to an increased number of large scale governmental and commercial programs.

OPERATIONS

     The major part of IT's business is the management of complex projects involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. These projects include the cleanup of rivers, streams and groundwater contaminated by chemical substances; buildings, production facilities and storage sites contaminated with hazardous chemical and/or radioactive materials; and land disposal sites where hazardous or toxic substances have been improperly disposed and pose a threat to the surrounding environment.
These projects require considerable engineering and analytical work to determine the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technolo-gies for treatment, including transportable treatment equipment, to perform the cleanup of the site. The Company is involved in many areas of the United States in the assessment or cleanup phases of site remedial action projects.

     Additionally, the Company performs a variety of consulting services for clients to help them comply with environmental and/or health and safety regulations. The Company also provides assistance to these clients in developing corporate policies and procedures in areas such as pollution prevention and waste minimization that integrate environmental regulations into their business decisions.


Environmental Services (ES)

     ES performs consulting services, site assessment/characteriza-tion, facility decontamination/ decommissioning, and site remediation. In the remediation area, ES generally handles projects involving less than $5,000,000 in revenues with larger projects being handled by Construction and Remediation. ES represents the largest IT business area, generating approximate-ly 63% of the Company's revenues in fiscal year 1994. The
Company operates approximately 34 ES regional offices located across the U.S.

     The Company's clients may have need for environmental management services with respect to contamination of air, water or soil. Federal legislation such as the Clean Air Act and Safe Drinking Water Act provide environmental regulations which require compliance by the Company's clients. Environmental problems generally require multidisciplinary capabilities.
While some offices specialize in one capability (e.g., air quality), the typical ES office is staffed by professionals with expertise in a variety of disciplines and the operating experi-ence required to provide clients with turnkey, cost-effective environmental solutions. The turnkey services strategy supports the Company's marketing efforts toward developing partnering arrangements with clients in which IT is the primary supplier of all client environmental management services.

     ES provides a wide range of environmental management services including remedial design, environmental permitting, facility siting and design, environmental compliance/auditing, risk assessment/management, environmental assessment/characteriza-tion, facility decontamination/decommissioning, chemical packaging services, underground storage tank (UST) or above-ground storage tank (AST) management, emergency response and remediation.

Pollution Control Engineering  (PCE)

     The PCE group of ES provides a broad range of environmental services including consulting engineering, pollution prevention, waste minimization, permitting assistance, and equipment design, installation, and start-up services. Serving domestic and international clients in industries such as refining, petrochem-ical, pharmaceutical, chemical and other manufacturing, this group's particular focus is pollution prevention, waste minimi-zation and thermal incineration. Although the PCE group currently represents only a small portion of the Company's revenues (approximately 3% in fiscal year 1994, which are included in the revenues of ES above), this group is focused on a market segment with growth potential. While providing a broad range of engineering and consulting services, PCE has been responding to this market through evaluation, redesign and re-engineering of client manufacturing processes. The Company's mobile on-site incineration Hybrid Thermal Treatment System
(HTTS) units utilize the thermal construction capabilities of this group. The HTTS technology has found principal applica-tions on large scale remediation projects and is suitable for use at integrated hazardous waste treatment facilities. (See Business - Operations - Construction and Remediation.)

Analytical Services (AS)

     On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and Corning combined the two companies' environmental analytical services businesses into a newly formed joint company. The joint company will operate independently with a separate board of directors comprised of representation from IT and Corning, and will provide services to the Company on a competitive basis. In connection with the transaction, IT and Corning will contribute the net assets of their respective laboratory businesses into the joint company. Additionally, IT issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share. The financing of the joint company will be provided by a $60,000,000 bank line of credit. IT's 50 percent investment in the joint company will be accounted for under the equity method. An aggressive integration plan will be imple-mented in the early stages of operations of the joint company.
The plan will include consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems, resulting in productivity gains achieved through economies of scale. Consequently, it is estimated that the joint company will incur a charge for integration of approximately $20,000,000, princi-pally non-cash, in the quarter ending June 30, 1994. IT will reflect 50 percent of such charge in its financial statements in the same quarter. Upon completion of the integration process, the joint company will have estimated revenues of $150,000,000 and employ approximately 1,300 people in its laboratory network throughout the United States.

     The Company's AS area, now part of the joint company, has provided qualitative and quantitative analytical chemistry services to governmental and commercial clients. Prior to the IT/Corning transaction, the Company operated ten analytical laboratories located across the U.S. The ten laboratory facili-ties include: one lab which is dedicated to radiological analyses; two labs which perform radiological, chemical, and mixed waste analyses; five labs dedicated to a broad range of chemical analyses; and two specialty labs, one dedicated to air analyses and one dedicated to dioxin testing. This group provides routine and specialty chemical analyses of organic, inorganic, and biological constituents in chemical and radio-chemical mixed wastes, air, water and soil; geotechnical analyses to establish design parameters; and non-routine analyses of dioxin, pesticides, and polychlorinated biphenyl compounds (PCBs). The AS area provides specialized analyses of radioactive and radiochemical mixed wastes including bioassay, immunoassay, and environmental radiochemistry. Although IT's analytical services have been frequently utilized as part of projects performed by ES and C&R, services supporting those Company business units have represented only approximately 30 percent of AS revenues. The majority of AS revenues resulted from analytical work performed directly for federal, state and local governmental agencies or commercial clients which include other environmental management firms. AS revenues in fiscal year 1994 represented approximately 14% of the Company's revenues.

Construction and Remediation (C&R)

     C&R provides turnkey capabilities for site cleanups, as well as remedial construction, mobile treatment, and decontamina-tion/decommissioning capabilities. In the area of remedial construction, IT offers diverse services, such as excavation and isolation, installation of subsurface recovery systems, thermal treatment solutions, bioremediation approaches, chemical treatment, soil washing, fixation or stabilization, facility or site closures, solidification/stabilization, landfill cell construction, and slurry wall and cap installation. In fiscal year 1994, C&R generated approximately 23% of the Company's revenues.

     On large scale remediation projects (generally greater than $5,000,000 in revenues), C&R utilizes IT's various capabilities to assess, design, and implement environmental solutions, and design treatment systems. The preferred solution to many hazardous waste remediation projects is to locate treatment equipment on site. IT's proprietary HTTS system was designed by the Company to incinerate large quantities of hazardous waste on-site. From the introduction of HTTS technology in 1987 through fiscal year 1994, the Company has processed approximate-ly 639,000 tons of contaminated materials at various projects. (See Business - Operations - Environmental Contractor Risks.)

     Currently, C&R is utilizing the HTTS technology for the incineration of hazardous materials at the Sikes Disposal Pits Superfund site near Houston, Texas, which is nearing completion, and at the Bayou Bonfouca Superfund site in Slidell, Louisiana. In September 1992, C&R was awarded the thermal remediation contract at the Superfund site in Times Beach, Missouri. In April 1994, C&R, with a partner, was the apparent low bidder on a contract utilizing an HTTS unit at the Texarkana Wood Process-ing Company Superfund site in Texarkana, Texas; however, award of this project has been delayed pending a review of the use of incineration technology at that site requested by a local Congressman. In June 1994, the Company was the apparent low bidder for a contract utilizing an HTTS unit at the American Creosote site in Winnfield, Louisiana. The formal contract award is expected in 30 days.

Technology Development

     IT emphasizes technology development and the innovative application of existing methods. The Company's technology development program is directed toward the internal development of technologies as well as the evaluation of technologies developed outside the Company. In addition, the Company operates the USEPA Test & Evaluation Facility in Cincinnati, Ohio, which is available for private-party use.

     The Company's commitment to technology development is demonstrated by the IT Technical Associates Program which recognizes associates who have a unique value to the Company due to their technical qualifications and accomplishments. This program provides a forum for communication of IT's latest advances in various technical disciplines to associates and clients.

     The Company's technology development program has continued to focus on the identification and evaluation of innovative technologies which present commercialization opportunities for IT. The Company has obtained an exclusive license for photocat-alytic oxidation technology applied to the destruction of air toxics. IT also licensed a chemically-enhanced soil- or waste-washing process for the treatment of certain refinery wastes and an analytical method to identify a particular class of toxic substances in oil industry wastewaters.

Customers

     The Company's services are provided to a broad range of federal, state and local governmental and commercial clients in the U.S. market. Demand for the Company's services is heavily influenced by the level of implementation and enforcement of existing and new environmental regulation and funding levels for governmental projects and by spending patterns of commercial clients. Over the last several fiscal years, the Company has experienced a significant shift in its revenues from the commercial sector to the governmental sector.

     Federal, State and Local Governmental Clients

     Due to its technical expertise and turnkey capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various CERCLA and RCRA (as defined below) activities. (See Business - Operations - Regulations.) The Company's governmen-tal contracts can generally be canceled, delayed or modified at the sole option of the client and are typically subject to annual funding limitations and public sector budgeting con-straints.

     The following table shows, for the last three years, the Company's revenues attributable to federal, state and local government contracts as a percentage of the Company's total consolidated revenues:

                                                                                 Year ended March 31,
     Source                                                                     1994     1993     1992
     ------                                                                     -----------------------
                                                                               (Percentage of revenues)
     Federal government:
          DOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33%      19%      12%
          DOE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15       16       15
          Other federal agencies . . . . . . . . . . . . . . . . . . . . . . .    5       10       10
                                                                                 __       __       __
                                                                                 53       45       37

     State and local governments . . . . . . . . . . . . . . . . . . . . . . .   10       17        6
                                                                                 --       --       --

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   63%      62%      43%
                                                                                 --       --       --

     Commercial Clients

     The Company serves numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, and real estate and transportation service companies. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% of the Company's revenues in fiscal years 1994, 1993 or 1992.

Competition

     The environmental management industry is very competitive and requires professional personnel with technical and project management skills. The Company believes that the principal competitive factors in all areas of its business are operational experience, technical proficiency, breadth of services offered, local presence and price. In certain aspects of the AS and C&R areas of the Company's business, substantial capital investment is required for facilities and equipment.

     Increased competition, combined with changes in client procurement procedures, has resulted in recent general market trends toward lower contract margins, unfavorable changes in contract terms and conditions in areas such as indemnification of contractors, and a client preference for fixed-price arrange-ments for environmental management contracts. Additionally, certain of the Company's larger competitors have greater financial resources which allow for better access to bonding and insurance markets. These larger competitors have a competitive advantage over the Company in providing the financial assurance instruments which are frequently required by clients. The entry of aerospace and other defense contractors, and international construction and engineering firms into the environmental management industry has materially increased the level of competition for major federal governmental contracts and programs, which have been the primary source of the Company's revenue over the three-year period ended March 31, 1994.

     The Company faces competition from a diverse array of small and large organizations in each of its three business areas:

- -    ES: national or regional environmental management firms;
     national, regional and local architectural, engineering and construction firms; environmental management divisions or subsidiaries of international engineering, construction and aerospace companies; and hazardous waste generators which have developed in-house capabilities similar to those of the Company.

- -    AS: a few national, several regional and many single-location analytical services' firms; analytical services' divisions or subsidiaries of national or regional environmental management companies; and laboratory operations associated with universi-ties or other nonprofit or governmental agencies.

- -    C&R: national environmental management firms; and national or regional construction firms.

Regulations

     The Company and its clients are subject to extensive and evolving environmental laws and regulations which affect the demand for many of the services offered by the Company (see Business - Operations - Environmental Contractor Risks) and create certain significant risks for the Company in providing its services and at its inactive disposal sites in Northern California. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and dispos-al.) The principal environmental legislation affecting the Company and its clients is described below.

     National Environmental Policy Act of 1969 (NEPA). Under NEPA, all federal agencies must consider ecological factors when dealing with activities that may have an impact on the environ-ment. Among other things, NEPA was the first federal legisla-tion to establish guidelines and requirements for environmental baseline studies, impact assessments and mitigation studies for a variety of major industrial and governmental projects, including development and construction of power plants and transmission lines, pipelines, highways, landfills, mines, reservoirs and residential and commercial developments.

     Resource Conservation and Recovery Act of 1976 (RCRA). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. The 1984 Hazardous and Solid Waste Amendments to RCRA (HSWA) expanded RCRA's scope by providing for the listing of additional wastes as hazardous and lowering the quantity threshold of wastes subject to regulation. HSWA also imposes restrictions on land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for UST management and provides for corrective action procedures. Under RCRA, liability and stringent management standards are imposed on a person who is a generator or transporter of hazardous waste or an owner or operator of a waste treatment, storage or disposal facility.

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited; to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment by others; and to any person who accepted hazardous substances for trans-port to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substanc-es. CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created the Superfund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties
(PRPs). CERCLA imposes strict, joint and several retroactive liability upon such parties. CERCLA was amended in 1986 by the Superfund Amendments and Reauthorization Act (SARA) which authorizes increased federal expenditures and imposes more stringent cleanup standards and accelerated timetables. SARA also contains provisions which expand the enforcement powers of the USEPA. CERCLA's authorization to expend funds expires in September 1994 and its taxing authority expires in December 1995. Although it is expected that Congress will reauthorize the statute, the scope of the changes to the statute and the level of funding to be provided are not yet certain, as are the potential impacts upon the Company's business.

     Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with national ambient air quality standards (NAAQS) and empowers the USEPA to establish and enforce limits on the emission of various pollutants from specific types of facili-ties. The Clean Air Act Amendments of 1990 modify the Clean Air Act in a number of significant areas. Among other things, they establish new programs and deadlines for achieving compliance with NAAQS, controls for hazardous air pollutants, a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for viola-tions of the Clean Air Act.

     Other Federal and State Environmental Laws. The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. The State of California, for example, has consis-tently been a leader in enacting and implementing hazardous materials legislation. This legislation, and similar laws in other states, address such topics as air pollution control, UST and AST management, water quality, solid waste, hazardous waste, surface impoundments, site cleanup and wastewater discharge. Several states have modeled their environmental laws and regulations on those of California.

Environmental Contractor Risks

     Although the Company believes that it generally benefits from increased environmental regulations affecting business, and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company.
These risks include potentially large civil and criminal liabilities from violations of environmental laws and regula-tions and liabilities to customers and to third parties for damages arising from performing services for clients. (For a discussion of the environmental regulatory risks posed by the Company's Northern California sites, see Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

     Liabilities Arising out of Environmental Laws and Regulations

     All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies including the USEPA, Occupational Safety and Health Administration (OSHA), and Nuclear Regulatory Commission as well as applicable state and local regulatory agencies. (For a description of certain applicable laws and regulations, see Business - Operations - Regulations.)

     Increasingly, there are efforts to expand the reach of CERCLA to make contractor firms responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treat-ment, transportation or disposal of hazardous substances.
Several recent court decisions have accepted these claims.
Should the Company be held responsible under CERCLA for damages caused while performing services or otherwise, it may be forced to bear such liability by itself, notwithstanding the potential availability of contribution or indemnity from other parties.


     Other environmental statutes and regulations also pose risks for the Company. For example, the Company's employee health and safety practices, particularly its activities at hazardous waste sites, are extensively regulated by OSHA. RCRA and similar state statutes regulate the Company's practices for the treat-ment, transportation, storage, disposal and other handling of hazardous materials. Substantial fines and penalties may be imposed not only for the mishandling of such substances, but also for failure to keep proper records and other administrative practices. The Company's failure to observe such laws and/or the terms and conditions of licenses and permits it holds under these and other laws, could adversely impact the Company's ability to carry on one or more of its service areas as present-ly constituted.

     Increased regulation under RCRA may adversely affect the Company's services in other ways. For example, the USEPA, on May 18, 1993, citing its authority under RCRA, announced the Draft Strategy imposing additional requirements and costs on incineration facilities, the effect of which has been a "freeze" on the permitting of any new fixed-base hazardous waste inciner-ators or cement kilns. Although the "freeze" is presently scheduled to expire in late 1994, the effects of the USEPA policy may continue for an undetermined period thereafter. The USEPA initiated these actions after highly publicized protests against a new fixed-base hazardous waste incinerator facility in Ohio. In public remarks at the time these plans were announced, USEPA stated that its freeze will not affect on-site incinera-tion of hazardous waste at Superfund sites, such as projects utilizing the Company's HTTS on-site incineration units. Although the potential exists for increased demand for the Company's on-site incineration capabilities, as well as for the Company's services to assist facility owners and operators to comply with the new requirements, expansion of USEPA's program to cover on-site incineration, if it were to occur, could increase the compliance costs or hinder or prevent the Company from fully participating in on-site incineration projects using its HTTS technology. On May 9, 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA, calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incinera-tion as a remedy, at a Superfund site. The impact upon the Company's business of this new policy, as well as court chal-lenges to USEPA's May 1993 action, cannot yet be predicted. The heightened scrutiny of incineration as a treatment solution is likely to lead to delays and added costs in permitting the Company's HTTS units, a significant portion of which the Company expects will be borne by clients. One of the Company's pro-jects, as well as one anticipated contract (see Business - Operations - Construction and Remediation), have been affected by such delays. Public opposition to the use of certain remedies, such as incineration, the cost of those remedies, and CERCLA changes under consideration reducing requirements for "permanent remedies" such as incineration, may also cause the USEPA and/or private parties to prefer other remedies in Superfund remediations which may have a material adverse impact on the Company's business. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

     Potential Liabilities Involving Customers and Third Parties

     In performing services for its customers, the Company could potentially be liable for breach of contract, personal injury, property damage, and negligence, including claims for lack of timely performance and/or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a customer, should it prevail in its claims, are potentially large and could include consequential damages.

     Many of those contracting for environmental management services, particularly those involving large scale remediations, seek to shift to contractors the risk of completing the project in the event the contamination is either more extensive or difficult to resolve than originally anticipated. The Company has from time to time been involved in claims and litigation involving disputes over such issues. (See Legal Proceedings.)

     Environmental management contractors, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of toxic substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a sudden and accidental release or discharge of contaminants or pollutants during the performance of services, through the inability -- despite reasonable care -- of a remedial plan to contain or correct an ongoing seepage or release of pollutants through the inadvertent exacerbation of an existing contamination problem, or through reliance on reports prepared by the Company.
Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable, i.e., liable for damages even though its services were performed using reasonable care, on the grounds that the Company's services involved "abnormally dangerous activities".


     Customers frequently attempt to shift various of the liabili-ties arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or injury to third parties and property and for environ-mental fines and penalties. The Company has adopted risk management policies designed to address these problems, but cannot assure their adequacy. (See Business - Operations - Insurance and Risk Management.)

     Over the past two years, the USEPA has constricted signifi-cantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects. There are other proposals both in Congress and at the regulatory agencies to further restrict indemnification of contractors from third party claims. These changes may have a material adverse effect on the Company's business.

     Government Contracting Risk

     As a major provider of services to government agencies, the Company also faces the risks associated with government con-tracting, which include substantial civil and criminal fines and penalties for, among other matters, failure to follow procure-ment integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. Government contracting requirements are complex, highly techni-cal and subject to varying interpretations. Additionally, the USEPA recently announced that it will hold contractors as well as their federal agency clients, responsible for regulatory and permit violations at federal facilities. As a result of its government contracting business, the Company has been, is, and expects in the future to be, the subject of audits and investi-gations by governmental agencies. (See Legal Proceedings.) In addition to the potential damage to the Company's business reputation, the failure to comply with the terms of one or more of its government contracts could also result in the Company's suspension or debarment from future government contract projects for a significant period of time. The fines and penalties which could result from non-compliance with appropriate standards and regulations, or the Company's suspension or disbarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies. (See Business -
 Operations - Customers.)

Insurance and Risk Management

     The Company has adopted a range of insurance and risk management programs designed to reduce potential liabilities, including an insurance program, policies to seek indemnity where possible in its contracts, other contract administration procedures, and employee health, safety, training, and environ-mental monitoring programs. In addition, as a result of the substantial increase over the past several years in the percent-age of the Company's revenues derived from work for governmental agencies, the Company has been actively implementing a govern-ment contracts compliance program. The Company cannot assure the adequacy of the program and compliance failure could have a material adverse effect on the Company's business.

     The Company's insurance program in effect from April 1994 through March 1995 includes $5,000,000 of coverage each for commercial general liability, product liability, automotive liability and employers' liability. Workers' compensation insurance is provided to statutory limits. The commercial general liability and product liability policies are issued on a "claims-made" basis. All listed coverages are provided under an arrangement with an insurance company pursuant to which the Company's captive insurance subsidiary (the Captive) is required to indemnify the insurance carrier against all losses and costs of defense up to a maximum of $5,000,000 for each policy per fiscal year (except for employers' liability and workers' compensation which have a $250,000 per occurrence loss limit and automotive liability which has a $5,000,000 per occurrence loss limit) and to support the indemnity commitment with appropriate letters of credit. The Company has caused to be issued $11,435,000 in letters of credit to support the Captive's existing or anticipated obligations to indemnify the insurance carrier, which amount is adjusted at least annually. From a risk management perspective, all policies provided by the Captive are, in effect, a self-insurance layer. Additionally, the Company has $70,000,000 in excess liability policies insuring claims in excess of the $5,000,000 covered by the policies noted above. The Company also has other insurance policies with various self-insured retentions or deductibles for the management of its risk including but not limited to all risk property coverage, contractor's pollution liability, profession-al errors and omissions, and directors' and officers' liability insurance coverage.

     Environmental Impairment Liability (EIL) coverage is provided through the Captive which has issued a $32,000,000 policy exclusively for IT's inactive treatment, storage and disposal sites located in Northern California. (See Notes to Consolidat-ed Financial Statements - Discontinued operations - Transporta-tion, treatment and disposal.) This coverage meets the current requirements of both federal and state law.

     Although the Company believes its insurance program to be appropriate for the management of its risk, its insurance policies may not fully cover risks arising from the Company's operations. The exclusion of certain pollution and other liabilities from some insurance policies, or losses in excess of the coverage, may cause all or a portion of one or more losses not to be covered by such insurance. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance through the Captive, thus exposing the Company to additional liabilities.


DISCONTINUED OPERATIONS

Pollution Control Manufacturing

     On February 24, 1992, the Company entered into an agreement for the sale of the manufacturing operations of IT's Pollution Control Systems division which closed on May 15, 1992. This business, located in Tulsa, Oklahoma and Hull, England, designed and manufactured combustion, hydrocarbon vapor recovery, waste treatment and other environmental control systems for domestic and international clients.

Transportation, Treatment and Disposal

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. These operations included the handling and trans-portation of clients' wastes and their treatment and/or disposal at Company or third party-owned facilities. On June 22, 1989, the Company completed the sale of IT's active treatment and disposal operations in Imperial Valley and at Bakersfield, California, as well as its transportation business. The Company's four inactive treatment, storage and disposal sites located in Northern California were not included in this transaction. Substantial progress has been made to date toward the closure of these facilities, with two of these sites closed and the others in the process of closure.

     There are substantial financial implications related to the Transportation, Treatment and Disposal discontinued operations. For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements - Discontinued operations, Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources, and Legal Proceedings.

EMPLOYEES

     At March 31, 1994, the Company employed 3,264 regular employees. Of these employees, 2,834 were employed in opera-tions, 52 in discontinued operations, and 378 in sales, corpo-rate office and group administration.

     At March 31, 1994, none of the Company's employees were repre-sented by labor unions under collective bargaining agreements.
The Company employs union labor from time to time on a project basis. The Company cannot predict whether any of its employees who currently are not represented by unions will elect to be so represented in the future. The Company considers its relations with its employees to be good and has not experienced a signifi-cant work stoppage in the past nine years.

ITEM 2.  PROPERTIES.

     IT owns or leases property in 25 states, the District of Columbia, and the United Kingdom. Excluding its discontinued operations, the Company owns approximately 58 acres and leases approximately 1,050,000 square feet of property for various uses, including equipment yards, laboratories, engineering and services offices, sales offices, and corporate and regional offices. Management considers the facilities adequate for the present and anticipated activities of the Company.

     Additionally, the Company owns approximately 3,900 acres related to its discontinued operations, principally in Northern California and Louisiana, of which approximately 500 acres have been used for hazardous waste disposal facilities and approxi-mately 2,200 are adjacent to those facilities.

ITEM 3.  LEGAL PROCEEDINGS.

Class Action Lawsuits

     In re International Technology Corporation - Securities Liti-gation (C.D.Cal., Master File No. CV-88-440- RMT) was a class action arising out of the public offering of 3,525,000 shares of the Company's common stock pursuant to a prospectus dated September 29, 1987 and subsequent trading activity. Plaintiffs alleged that the Company and certain of its past and present directors and officers and the Company's underwriters were responsible for the issuance of false and misleading statements actionable under the Securities Act of 1933, the Securities Ex-change Act of 1934, and the common law. After several court-sponsored mandatory settlement conferences, the parties reached a settlement which was approved by the Court. The settlement provided for the creation of a total settlement fund of $12,000,000 plus interest from December 14, 1992. The Company's contribution to the settlement agreement was 1,872,759 shares of newly issued, freely tradeable common stock with a market value at the date of issuance of approximately $6,350,000. In fiscal year 1993, the Company recorded a charge to earnings for the $6,350,000 value of these shares with a corresponding credit to stockholders' equity and accrued $950,000 of litigation costs to be paid in cash. The dismissal of the action is now final, with no rights of appeal.

     Mancino et al. v. Hutchison et al. - (Los Angeles Superior Court, Case No. CA001120) was a purported class action lawsuit filed in state court in July 1988, on behalf of stockholders and noteholders of the Company alleging state securities law violations and fraud and negligent misrepresentation in connec-tion with the purchase of shares of the Company's common stock and 9 3/8% senior notes by members of the purported class between January 1986 and April 1987. The complaint also named as defendants the underwriters who performed services in connection with the senior note offering. In addition, the com-plaint alleged that certain of the Company's officers and directors sold shares of the Company's common stock at artifi-cially inflated prices based on undisclosed information about the Company. The plaintiffs sought unspecified damages, including punitive damages plus costs associated with the litigation. Upon motions filed by all defendants, the Court dismissed this lawsuit with prejudice on January 3, 1990. Plaintiff filed an appeal of this dismissal on February 15, 1990 in the California Court of Appeal for the Second Appellate District, which was denied on May 3, 1991. On June 12, 1991, plaintiff filed a petition for review with the California Supreme Court regarding this appeal, and review of the case was granted by the Court. The California Supreme Court affirmed the
Court of Appeals, and the dismissal is now final.   Additional-
ly, in December 1989, plaintiffs in this lawsuit filed another class action in federal court (Mancino et al. v. International Technology Corporation, et al., U.S.D.C. - Central District No. 89 - 7244 RMT) which contains essentially the same factual allegations and damage claims as those set forth in the dis-missed state action, except that it has been brought only on behalf of the stockholders of the Company and raises a claim under the Securities Exchange Act of 1934. The Company is defending the action vigorously. Discovery on this action was in progress when, by order dated March 11, 1992, the federal court granted the Company's motion for reconsideration of its earlier denied motion for judgment on the pleadings and, on March 31, 1992, judgment was entered against the plaintiffs' claims. In dismissing the plaintiffs' claims, the court accepted defendants' arguments based on a 1991 United States Supreme Court decision which declared a uniform statute of limitations for such actions. Congress has since passed Section 27A of the Securities Exchange Act of 1934, which purports to reinstate the formerly applicable statute of limitations for actions pending on the date of the Supreme Court's decision. The plaintiffs moved the court to reconsider its March 11, 1992 order in part based upon a recent Ninth Circuit Court of Appeal case upholding the constitutionality of Section 27A, which motion was granted on May 11, 1993. The court has set a trial date of January 10, 1995.

     After consultation with outside counsel and in consideration of the availability of insurance coverage, management believes the outcome of the Mancino actions will not have a material adverse effect on the consolidated financial condition of the Company.

Motco

     On December 4, 1991, the Company announced the suspension of work on the Motco project, the cleanup of a Superfund site in Texas, and the filing of a $56,000,000 breach of contract lawsuit, captioned IT Corporation v. Motco Site Trust Fund and Monsanto Company in the United States District Court for the Southern District of Texas, Houston Division, Civil Action No. H-91-3532, against the Motco Trust, the potentially responsible party (PRP) group that agreed to finance remediation of the site and Monsanto Company, the leader of the PRP group.

     In January 1988, the Company was retained by the Motco Trust to destroy waste contained in pits at the site using two transportable incinerators designed and operated by IT. Based on information provided to IT in the Motco Trust's request for proposal, the Company bid and was awarded a fixed-price contract for approximately $33,000,000 which was subsequently increased to approximately $38,000,000 through change orders. Of that amount, approximately $21,000,000 has been paid to the Company. In early 1991, IT advised the Motco Trust and Monsanto that it would cost substantially more to complete the project because the scope of work had changed and because the chemical makeup, quantities and mixture of waste at the site were dramatically different from that portrayed by data provided to IT in Motco Trust's request for proposal. Additionally, the project was impacted by other actions of the Motco Trust and Monsanto, including the pumping of contaminated water and waste into the Motco pits from an unrelated project which was managed by the Motco Trust and Monsanto.

     IT continued work at the site in good faith while negotiations were occurring with the Motco Trust and Monsanto. Approximately $31,000,000 of direct costs were incurred in excess of those recovered under the contract and recorded as a contract claim receivable and are included in noncurrent assets in the Com-pany's consolidated balance sheet at March 31, 1994 and 1993.
IT has not recognized any overhead cost recovery or profit on this project to date. IT sued to recover costs and profit of approximately $56,000,000.

     On December 26, 1991, the Motco Trust and Monsanto filed an answer to IT's lawsuit and asserted a counterclaim against IT. In their answers to IT's lawsuit, the Motco Trust and Monsanto denied liability to IT on the grounds that the Motco Trust had executed a change order on or about September 28, 1990 address-ing many of the claims and purported underlying events alleged in the lawsuit and had received a full release from IT regarding those matters, that IT has failed to mitigate the damages alleged to have been incurred by IT, that IT has failed to manage and control its costs with respect to its work on the project, and that IT's lawsuit fails to state a claim upon which relief can be granted as it claims extra-contractual compensa-tion. Monsanto also denies any separate liability from that of the Motco Trust.

     In its counterclaim, the Motco Trust seeks recovery of $27,000,000 of monetary damages including all payments to third parties to complete performance of the project, all penalties or other liabilities to any governmental entity, and any related damages which occur as a result of the breach of contract by IT which is alleged to have occurred upon the filing of the lawsuit by IT and concurrent suspension of work at the site.

     The case was tried to a jury during March and April of 1994. As a result of that trial, the jury rendered a special verdict in IT's behalf wherein they found that Monsanto had breached its contract with IT, had defrauded IT and had provided IT with information which constituted a negligent misrepresentation as to the waste characteristics. The jury found that the amount of damages caused IT as a result of these acts was in the amount of $52,800,000. The jury also found that Monsanto should pay punitive damages in the amount of $28,550,000, together with attorneys' fees in the amount of approximately $2,300,000. The jury further found that IT did not commit fraud against the defendants, that any breach of contract IT may have committed was excused, and that Motco Trust should not recover on its $27,000,000 counterclaim.

     Monsanto has filed a motion for judgment notwithstanding the verdict, and, alternatively, for a new trial. If the Court orders a new trial, the verdict will be set aside pending a retrial before a new jury. If Monsanto's motions with the trial court are denied, the judgment is subject to appeal.

     After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside counsel, management believes that, subject to the inherent uncertainties of litigation, the Company more likely than not will recover the contract claim receivable recorded to date and prevail on Motco Trust's counterclaim. However, if this matter is resolved in an amount significantly lower than the contract claim receivable recorded by IT or if the Motco Trust prevails in its counter-claim and recovers any significant amount of damages, a material adverse effect to the consolidated financial condition of the Company would result.

Central Garden

     On July 14, 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility. In addition to the owner of the facility, Central and two other lessees of the finished product warehouse facility (an electrical supply company and a pharmaceutical company) incurred significant property damage and substantial loss of inventory.

     On August 2, 1992, a petition for damages was filed against the Company and Central by residents of a nearby apartment complex alleging personal injuries caused by the release of hazardous and noxious materials into the atmosphere as a result of the fire (Gravois et al. v. IT Corporation, et al., #92-649, U.S. District Court, Central District of Louisiana). Central filed an answer, cross-claim, and third-party complaint. In the complaint and cross-claim, Central alleges, among other things, that the Company was the cause of the fire in failing to exercise proper care in the cleanup of the spill, and was responsible for the property damage, loss of contents, loss of profits and other economic injury, and expenses incurred in the cleanup. Further, Central claims a set-off for monies due the Company for cleanup services rendered by the Company after the fire and seeks indemnity for any damages assessed against Central. The Company has responded to the complaint and cross-claim alleging, among other things, improper storage and handling of hazardous materials by Central. This case was remanded to state court for lack of diversity jurisdiction (19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #383,887). The Company has also filed its own cross-complaint against Central for services rendered after the fire and has denied responsibility for the fire, raised certain defenses, and further claimed that Central was not entitled to a set-off. The monies due the Company for services rendered to Central approxi-mate $1,700,000 and are included in accounts receivable in the Company's consolidated balance sheet at March 31, 1994 and 1993. Neither Central nor the nearby residents have formally specified the damages they seek, although, based on early discovery, it appears Central claims losses in the $3,000,000 range for destruction of inventory, plus unspecified additional damages, including other amounts it may be required to pay as a result of the fire, for which it seeks indemnity from IT.

     A complaint has also been filed in state court in this matter by the insurer for the electrical supply company against the Company, Central, the lessor and certain insurers (American Manufacturers Mutual Insurance Company v. IT Corporation, et al., 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #390,241). While the complaint does not specify the damages sought, an earlier demand was made for approximately $1,800,000.

     In addition, the owner of the adjacent pharmaceutical company and its insurers have filed suit against the Company, Central, the lessor, a construction company which built a fire wall that allegedly did not meet the building code, the manufacturer of the chemicals which were spilled and certain insurers (Bergen Brunswig Drug Co., et al. v. IT Corporation et al., 19th
Judicial District Court, Parish of East Baton Rouge, Louisiana, #393,056). While damages have not been formally specified, it appears plaintiff is claiming loss of the warehouse inventory valued in excess of $9,000,000, as well as business interrup-tion. The lessor has also filed a cross-claim and third party complaint against the Company and others in this action.

     Several other actions arising out of the fire have recently been filed which the Company believes are substantially duplica-tive of the previously filed cases in the types and amounts of relief sought.

     These matters are at a relatively early stage, and trial dates have not been set. A discovery schedule has been established which contemplates completion in the fall of 1994 as to the issues of factual causation. The Company is unable at this time to predict the outcome and is defending the actions vigorously.
The Company's insurance carrier has been notified of the matter and is a defendant in one of the actions. The Company's carrier is defending the actions subject to a reservation of its rights to contest coverage at a later date. The Company has filed a protective action seeking determination of coverage (Interna-tional Technology Corporation, et al., v. National Union
Insurance Company, etc., et al., Los Angeles County, California Superior Court, #BC079193).

Helen Kramer

     On May 3, 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S. Army Corps of Engineers with regard to the Helen Kramer remediation contract, a substan-tially completed project which the Company performed in joint venture. Since August 1992, the Defense Contract Audit Agency
(DCAA) has been conducting an audit of certain claims submitted by the joint venture. The Company has been informed that there is a federal civil and criminal investigation into the claims. The Company is also aware that one of its employees who provided procurement support for the Helen Kramer project has been subpoenaed to appear before a federal grand jury in Philadel-phia, Pennsylvania. This matter is at a very preliminary stage. The Company is cooperating fully with the government's investi-gation. In addition, by letter dated October 3, 1993, a shareholder of the Company alleged that the acts giving rise to the OIG's investigation constituted, among other things, a waste of the Company's assets, and demanded that the Company institute an action against those responsible for the alleged wrongdoing. The Company is investigating the shareholder's claims fully. (See Business - Operations - Environmental Contractor Risks and Notes to Consolidated Financial Statements - Summary of signifi-cant accounting policies - Contract accounting and accounts receivable.)

Other Legal Proceedings

     The actions discussed below relate to the transportation, treatment and disposal discontinued operations of the Company and have been considered in the provision for loss on disposi-tion. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and dispos-al.)

     Operating Industries, Inc. Superfund Site

     In June 1986, IT was notified by the USEPA that its subsidi-aries and predecessors, IT Corporation, Routh Transportation and William H. Hutchison & Sons, Inc., (the IT subsidiaries), were PRPs for actual and threatened releases of hazardous wastes at the Operating Industries, Inc. (OII) site in Monterey Park, California, which is on the National Priorities List (NPL) of Superfund sites. The USEPA named the IT subsidiaries as PRPs because they allegedly disposed of hazardous substances at OII between 1948 and 1984.

     Between February 1988 and December 1991, IT was advised by USEPA of the opportunity to settle its alleged liabilities concerning the OII site by entering into Partial Consent Decrees
(PCDs) with respect to the USEPA's prior response costs and the first two interim remedial measures at the site and by perform-ing services or paying for the third interim remedial measure. The claims by the USEPA against IT with respect to the various PCDs entered to date total approximately $8,500,000 (including certain USEPA oversight costs but without any allowance for any mitigating factors or IT's defenses). The PRP steering commit-tee is also seeking cost recovery of approximately $2,700,000 from IT for the first two PCDs. IT believes that there is substantial duplication between the claims of the USEPA and the PRP steering committee.

     The current PCDs, which address certain USEPA response costs and call for completing certain interim remedial measures, do not address the final remedy for site cleanup or for long-term monitoring of the site. These costs, and the cost of possible additional interim remedial measures, are anticipated to be substantial. USEPA has announced it will continue to look to the PRPs to perform or finance performance of interim remedial measures at the site and will pursue those who fail to agree to do so.

     According to USEPA records, IT allegedly arranged for disposal of two percent (2%) of the known volume of waste liquids received at the site during its operating life. IT is currently disputing such volume calculations. Based on the nature of the waste streams handled by the IT subsidiaries and their conduct in handling them, IT believes that its proper share of responsi-bility for the site is less than the share attributed to it by the USEPA and the PRP steering committee.

     Most but not all of the major volume PRPs elected to enter into the various PCDs. IT elected not to enter any of the PCDs. To date, no cost recovery action has been filed against the Company; however, either the USEPA or the PRPs which entered the PCDs could bring such an action at any time. The Company has advised its liability carriers as to the pendency of the USEPA's claim and requested indemnification and legal representation. These carriers dispute the scope of their coverage obligation to IT.

     IT has met with the USEPA to propose and negotiate a release from alleged liability for past costs in return for IT undertak-ing remediation work at the OII site. No response has been received to IT's formal proposal. The PRP steering committee has entered into a series of short-term tolling agreements extending the statute of limitations on its potential claim against the IT subsidiaries and has informed the IT subsidiaries of its desire to explore settlement of its potential claims for contribution.

     Other Site Cleanup Actions

     In addition to the OII matter identified above, the Company has been identified as a PRP for actual or threatened releases of hazardous substances under California's State Superfund
Statute in the following two instances:
- -    On September 25, 1987, the Company was served with a Remedial
     Action Order (RAO) issued by the California Department of Health Services, now California EPA Department of Toxic Substances Control (DTSC), concerning the GBF Pittsburg landfill site near Antioch, California, a site which has been proposed by the USEPA to be added to the NPL under CERCLA. IT and seventeen (17) other firms and individuals were character-ized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two (2) contiguous parcels. From 1968 through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the disposal site was closed pursuant to a closure plan approved by the appropriate
     Regional Water Quality Control Board (RWQCB). Both of the parcels have since served as a municipal and industrial waste site and, until March 1992, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

     Additional PRPs, consisting primarily of known waste genera-tors, were subsequently served with an amended RAO by the DTSC. IT and other PRPs (the PRP group) are participating on a voluntary basis to further investigate the nature and extent of any subsurface contamination beneath the site and beyond its borders. During fiscal year 1992, the PRP group submitted Remedial Investigation and Feasibility Study reports to the DTSC. In fiscal year 1994, the PRP group completed a supple-mental remedial investigation and a revised baseline risk assessment. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor. The current owner/operator at the site was ordered to cease the municipal landfill opera-tions and close the site and, pursuant to a court approved settlement, ceased accepting waste.

     In June 1993, the Company was notified of the DTSC's intent to issue a revised RAO and Imminent and Substantial Endangerment Order (ISE Order). In July 1993, the DTSC issued a revised RAO and ISE Order to the Company and 72 other respondents. While it primarily restates previous RAOs, it also requires the respondents to undertake additional tasks including a portion of the closure activities of the entire municipal landfill and the design and installation of interim caretaker measures. A conceptual design for an interim groundwater treatment facility was submitted to DTSC in April 1994. The terms of the new order and/or partial closure of the landfill and remediation of groundwater contamination at the entire site may result in significant costs. Due to the early stage of this matter, it cannot be determined what impact, if any, the new order will have on the Company. The Company intends to resist any attempts to cause it to assume liabilities in excess of those associated with the portion of the site previously operated by IT's predecessor.

- -    In November 1987, the Company was advised that the DTSC had issued an RAO to certain owners of the real property and the operator of an underground injection well operation known as the Rio Bravo site. The site located near Shafter, California is under investigation by the DTSC for storage and disposal activities conducted between May 1984 and January 1985. From available information, it appears that, between December 10, 1984 and January 10, 1985, IT transported loads of liquid wastes to the site, primarily for one client.

     The DTSC listed Rio Bravo on its Bond Expenditure Plan in January 1987, issued a remedial investigative order, and began cleanup activity. By letter dated February 21, 1989, the DTSC notified IT that it was identified as a PRP under California law for having transported waste to the site, and that the Company and other PRPs could be liable for cleanup costs for the site. In March 1991, the DTSC issued an ISE Order naming IT and 98 other individuals and firms as responsible parties and directing them to assume responsibility for assessment and remediation of the Rio Bravo site. A PRP group consisting of generators and transporters, including IT, is implementing the terms of the ISE Order and is seeking to recover response costs from non-settling PRPs. To date, the group has not sought payment from IT or any other transporter PRP for past costs or implementation of the ISE Order. The DTSC has advised IT and the other PRPs that it is seeking to recover its oversight costs, and the PRP group is attempting to settle the DTSC's claim for past response costs.

The Company has been, and from time to time may be, named as a PRP at other sites as a result of its transportation, treatment and disposal discontinued operations.

     The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidat-ed financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     There were no matters submitted to a vote of the Company's common shareholders during the fourth quarter of fiscal year
1994.


EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides information as of June 29, 1994 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                                                     First
                                                                                                  elected as
                                                                                  Term as         director or
                                                                                 director         officer of
           Name                     Age            Position                       expires         the Company
           ----                     ---            --------                      ---------         ----------
     Robert B. Sheh                 54        President and Chief                  1994             1992
                                                Executive Officer
     Larry M. Hart                  53        Senior Vice President and            ----             1993
                                                Chief Operating Officer
     Anthony J. DeLuca              47        Senior Vice President and            ----             1990
                                                Chief Financial Officer
     James R. Mahoney               55        Senior Vice President,               ----             1991
                                                Corporate Development
                                                and Sales
     Eric Schwartz                  47        Senior Vice President, General       ----             1992
                                                Counsel and Secretary
     Lawrence D. Andersen           60        Vice President, Environmental        ----             1994
                                                Services
     Raymond J. Pompe               60        Vice President, Construction         ----             1988
                                                and Remediation

     Mr. Sheh joined the Company in July 1992 as President and Chief Executive Officer and a Director. Prior to joining the Company, Mr. Sheh was President of The Ralph M. Parsons Company, a subsidiary of The Parsons Corporation, since 1989. Mr. Sheh had a broad range of management responsibilities during his 21 years with Parsons, including international operations, corpo-rate business development and management of major divisional operations. Parsons is a major international engineering and construction company, which serves the energy, natural resource, environmental and defense industries. Mr. Sheh serves on the Board of Directors of Davidson & Associates, Inc.

     Mr. Hart joined the Company in November 1993 as Senior Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Hart served from 1967 to 1993 in several capacities for Fluor Daniel, Inc., a major engineering and construction firm. At Fluor Daniel, Inc., Mr. Hart served as Executive Project Leader for several multi-billion dollar construction projects, President of the Power Business Sector, and a Fluor Daniel Group Executive.

     Mr. DeLuca joined the Company in April 1990 as Senior Vice
President and Chief Financial Officer. Prior to then, he was with the public accounting firm Ernst & Young for 20 years, including the last 8 years as a partner in the firm.

     Mr. Mahoney joined the Company in January 1991 as Senior Vice President and Director of Technology and was named Senior Vice President, Corporate Development and Sales in April 1992. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1988, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major construc-tion firm.

     Mr. Schwartz joined the Company in October 1992. Prior to joining the Company, Mr. Schwartz served in various capacities for Tosco Corporation, an energy company, from 1978 to 1992, including that of Executive Vice President, Finance, Administra-tion and General Counsel, a member of its Board of Directors and a consultant. From 1972 to 1978, Mr. Schwartz was associated with the law firm of Cleary, Gottlieb, Steen & Hamilton.

     In April 1994, Mr. Andersen was elected Vice President, Environmental Services of the Company. Mr. Andersen joined the Company in June 1992 as the Director of the Groundwater Services Group and most recently served as Director of Environmental
Services, West.   Prior to joining the Company, he served as
Senior Vice President - Operations of Canonie Environmental Services Corporation, a nationwide environmental engineer-ing/construction firm, from 1989 to 1992. From 1984 to 1989, Mr. Andersen served in various capacities, including Vice President - Operations, for Warzyn Inc., a privately-owned environmental, civil and geotechnical consulting engineering company. From 1965 to 1984, he was employed by D'Appolonia Consulting Engineers, a privately-owned engineering/consulting company, in various positions including Vice President, Eastern Region.

     Mr. Pompe joined the Company in 1988 as Vice President, Construction and Remediation. Prior to joining the Company, Mr. Pompe was employed by Dravo Corporation, a major construction firm, from 1956 to 1988 in various executive capacities, most recently as Senior Vice President responsible for construction projects.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.


     The Company's common stock is listed on the New York Stock
Exchange (NYSE) under the symbol of ITX. The following table sets forth the high and low sale prices, as reported by the NYSE.

                            Quarter ended                                     High         Low
                            -------------                                     ----         ---
     June 30, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6 3/8       $ 4 3/4
     September 30, 1992. . . . . . . . . . . . . . . . . . . . . . . . .      5 7/8         4 1/2
     December 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .      5 3/4         4 3/4
     March 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . .      7 1/4         5 1/2
     June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .      5 7/8         4 3/4
     September 30, 1993. . . . . . . . . . . . . . . . . . . . . . . . .      5 3/4         4 1/8
     December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . .      4 1/4         3 1/2
     March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .      3 5/8         2 7/8

     On June 17, 1994, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $3.00 per share. On that date there were 2,521 shareholders of record.

     The Company has not paid a cash dividend on its common stock for the three years ended March 31, 1994. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for in-vestment in the Company's business. IT's credit agreements pro-hibit cash dividends on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth income statement information for the Company's continuing operations and other financial information for each of the five years in the period ended March 31, 1994. (See Notes to Consolidated Financial Statements - Discontinued operations.)

                                                                                  Year ended March 31,
                                                     1994          1993          1992         1991          1990
                                                     -----------------------------------------------------------
                                                                          (In thousands, except per share data)
INCOME STATEMENT INFORMATION
Revenues                                           $392,803      $410,539      $420,453     $373,085      $286,107
Income (loss) from continuing operations
  (net of preferred stock dividends)                 (3,241)       (2,082)        8,895       14,618        11,827
Income (loss) per share
  from continuing operations                           (.09)         (.06)          .27          .44           .36
Weighted average shares                              34,762        33,530        33,425       33,401        32,490
OTHER FINANCIAL INFORMATION
Working capital                                      63,522        60,281        71,730       48,788        53,705
Total assets                                        359,203       369,178       382,317      356,459       307,306
Long-term debt                                       68,625       115,811       136,413      101,408        76,077
Long-term accrued liabilities                        38,993        52,470        56,500       59,554        69,636
Stockholders' equity                                160,548       106,178        98,531      105,687        86,831

No cash dividends were paid on common shares for any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Overview

     The Company operates in one industry segment and provides a range of services to clients principally in the United States which, effective April 1, 1993, were Environmental Services, Analytical Services, and Construction and Remediation. The Company may compete for contracts which utilize only one of its services; however, the Company's principal strategy is to market its services on a turnkey basis. There are operating and economic synergies between these service areas, as they are complementary and often used in combination.

     On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporat-ed (Corning) combined the two companies' environmental analyti-cal services businesses into a newly formed 50/50 jointly-owned company (the joint company). The joint company will operate independently with a separate board of directors comprised of representation from IT and Corning, and will provide services to the Company on a competitive basis. In connection with the transaction, IT and Corning will contribute the net assets of their respective laboratory businesses into the joint company. Additionally, IT issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share. The financing of the joint company will be provided by a $60,000,000 bank line of credit.
IT's 50 percent investment in the joint company will be account-ed for under the equity method. An aggressive integration plan will be implemented in the early stages of operations of the joint company. The plan will include consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems, resulting in productivity gains achieved through economies of scale. Consequently, it is estimated that the joint company will incur a charge for integration of approximately
$20,000,000, principally non-cash, in the quarter ending June
30, 1994. IT will reflect 50 percent of such charge in its financial statements in the same quarter. Upon completion of the integration process, the joint company will have estimated revenues of $150,000,000 and employ approximately 1,300 people in its laboratory network throughout the United States.

     The Company's financial performance in fiscal year 1994 continued to be impacted by weak market demand, particularly in the commercial sector, due to the effect on the environmental management industry of the sluggish U.S. economy. The Company increased its volume of business in the federal governmental sector as spending programs remained strong; however, the growth in federal governmental revenues was more than offset by the decline in the commercial market due to lower demand for environmental engineering consulting services (and related analytical laboratory support), as well as small remediation and groundwater services projects. Pricing pressures resulting from weak client demand and increased competition adversely impacted gross margins in the Environmental Services and Analytical Services areas.

Revenues

     The following table provides information on revenues attribut-able to the business areas of the Company.

                                                            Year ended March 31,
                                1994                                1993                                1992
                                -----------------------------------------------------------------------------
                                              Percentage
                                                revenue                            Percentage
                                      Gross    increase                    Gross     revenue                   Gross
                                     margin    (decrease)                 margin    (decrease)                margin
                        Revenues   percentage  1993-1994    Revenues    percentage  1992-1993   Revenues    percentage
                        ----------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Environmental Services  $248,184      16.4%     (12.3)%     $282,913       18.9%      (0.1)%     $283,217      19.2%
Analytical Services       55,218      10.1       (2.9)        56,848       15.2       (6.3)        60,642       9.8
Construction and
  Remediation             89,401      13.4       26.3         70,778       15.6       (7.6)        76,594      11.4
                         -------                             -------                              -------
  Total                 $392,803      14.8       (4.3)      $410,539       17.8       (2.4)      $420,453      16.4
                         -------                             -------                              -------

     Over the three-year period ended March 31, 1994, only the Construction and Remediation service area reported revenue growth. Revenues for the Environmental Services and Analytical Services areas peaked in fiscal year 1992 and have thereafter been adversely impacted by recessionary pressures, primarily in the commercial sector. An increasing percentage of the Com-pany's revenues during this three-year period was earned through executing governmental contracts for various federal, state and local agencies. Although governmental clients continue to spend at high levels, many commercial clients have reduced and deferred environmental expenditures pending further improvement in the U.S. economy and increased regulation and enforcement. Revenues from federal, state and local governmental contracts accounted for 63% of the Company's revenue in fiscal year 1994, compared to 62% and 43% in fiscal years 1993 and 1992, respec-tively. Federal governmental revenues are derived principally from work performed for the U.S. Department of Energy (DOE) and the U.S. Department of Defense (DOD). In the near term, the Company expects that the percentage of total revenues from the execution of federal, state and local governmental contracts will continue to be substantial.

     Revenues for fiscal year 1994 declined $17,736,000 or 4.3%, from fiscal year 1993 levels as revenue decreases were experi-enced in Environmental Services and Analytical Services for the reasons noted above. Construction and Remediation experienced a significant 26.3% year-to-year increase in revenues primarily because of higher levels of work performed on large thermal remediation projects and various federal governmental programs.

     During fiscal year 1994, a significant percentage of the Company's revenues continued to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) technology, many of which are fixed-price. This type of contract accounted for 63% of Construction and Remediation revenues in fiscal year 1994 compared to 58% in fiscal year 1993 and 53% in fiscal year 1992. To date, the Company has entered into five of such contracts, while two others where the Company is the apparent low bidder are pending awards. Certain of the contracts are executed in joint venture with other companies. The first contract utiliz-ing the HTTS technology was substantially completed in fiscal year 1990. Work under a second contract was suspended during fiscal year 1992 and is currently being litigated due to a contractual dispute. (See Notes to Consolidated Financial Statements - Commitments and contingencies.) A third contract is currently in progress utilizing the HTTS technology to incinerate contaminated materials. This contract is scheduled to be completed in fiscal year 1995. Activities on a fourth contract awarded in fiscal year 1992 utilizing the HTTS technol-ogy began that year, with incineration of materials having begun in fiscal year 1994 and continuing into fiscal year 1996. A fifth contract utilizing HTTS equipment was awarded in fiscal year 1993 and permit applications have been submitted for regulatory agency review and public hearings. In April 1994, C&R, with a partner, was the apparent low bidder on a contract utilizing an HTTS unit; however, award of this project has been delayed pending a review of the use of incineration technology at that site requested by a local Congressman. In June 1994, the Company was the apparent low bidder for a contract utilizing an HTTS unit. The formal contract award is expected in 30 days.

     On May 18, 1993, the U.S. Environmental Protection Agency (USEPA), citing its authority under RCRA, announced the Draft Strategy imposing additional requirements and costs on incinera-tion facilities, the effect of which has been a "freeze" on the permitting of any new fixed-base hazardous waste incinerators or cement kilns. Although the "freeze" is presently scheduled to expire in late 1994, the effects of the USEPA policy may continue for an undetermined period thereafter. On May 9, 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. The impact upon the Company's business of this new policy, as well as court challenges to USEPA's May 1993 action, cannot yet be predicted. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators at future remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, which currently has a net book value of approximately $40,000,000. If alterna-tive uses, such as foreign installations, were not found or were uneconomical, there could be a material adverse effect to the Company's consolidated financial condition due to impairment of HTTS assets as well as lost project opportunities.

     The Company has a number of contracts for projects which are in progress or have not yet commenced. At March 31, 1994, these contracts represent a backlog of approximately $640,000,000 in contract revenues (including $274,000,000 of which is scheduled to be completed during fiscal year 1994) compared with $391,000,000 at March 31, 1993. This increase is due principal-ly to the receipt by the Company of two major contracts at the DOE Hanford site, one of which is for Analytical Services and the other of which is described below. At March 31, 1994 and 1993, the Company's total backlog included $141,000,000 and $32,000,000, respectively, of Analytical Services' backlog. The $141,000,000 ($15,000,000 of which is current backlog) will be transferred to the new IT/Corning joint company.

     Although the Company has significant contracts with various governmental agencies which provide for a general undefined scope of work, the backlog reported above includes only the value of the defined task orders under such contracts. The Company estimates it will receive $600,000,000 over the next five years of additional future project work under existing governmental indefinite delivery order contracts.

     Backlog revenues are expected to be earned primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts which are of a defined scope, some of which are subject to annual funding. In accordance with industry practices, substantially all of the Company's contracts are subject to cancellation by the customer; however, the Company has not experienced cancellations which would have a material effect on backlog amounts shown.

     In January 1993, the Company was a participant on a team which was awarded a five-year contract (with a three-year option) to perform environmental work at the DOE site in Hanford, Washing-ton under the Environmental Restoration Management Contract
(ERMC) program. Although the scope and value of the work under the cost-plus-award-fee contract will be more accurately defined in the initial phases of the project, it is estimated that the minimum value of the contract is approximately $800,000,000 for the first five years. The Company's estimated portion is approximately 20-30 percent of the contract value. On February
22, 1994, the DOE upheld the award of the ERMC program to the team which included IT. Previously, the contract award had been under protest by two losing competitors.

     The Company's backlog at any given time is subject to changes in scope of services required by the contracts as well as increases or decreases in costs relating to the contracts in backlog. The increased volume of contracts performed subject to such scope changes has also increased the number of contract claims requiring negotiations with clients in the ordinary course of business, leading to some estimates of claim amounts being included in revenues. When such amounts are finalized, any changes from the estimates are reflected in earnings.

     The Company expects a long-term growth trend from Construction and Remediation revenues due to increasing federal, state and local legislation and enforcement, including CERCLA which, as reauthorized, provides for approximately $1,800,000,000 per year in funding for the cleanup of high priority hazardous waste sites through September 30, 1994. An increasing number of sites, particularly those involving federal agencies such as the DOD and the DOE, are nearing completion of investigative stages and will require remedial action. The Company expects that larger remedial actions in the commercial sector, however, will continue to be deferred until there is improvement in the U.S. economy or a more vigorous enforcement climate.

     The impact on the Company's business of the possible expira-tion of CERCLA cannot yet be predicted. Although it is expected that Congress will reauthorize the statute, the scope of the changes to the statute, the level of funding to be provided and the timing of reauthorization and implementation of the changes are not yet certain. Among the changes proposed are standard-ization of cleanup levels, reduction of requirements for permanent remedial treatment and other modifications designed to speed remediation of contaminated sites as well as modification or elimination of CERCLA's liability allocation scheme.
Although these changes may create greater demand for certain of the Company's services such as on-site containment and similar types of remediation, they may decrease demand for certain other services, such as engineering, design and incineration. Additionally, a delay in reauthorization of CERCLA or a short-term reauthorization, could result in a delay in expenditures for site cleanups.

     The Company's ability to successfully bid and negotiate additional large contracts is constrained in some instances by the Company's limited ability to obtain performance and payment bonds, as a result of both the Company's current financial condition and the limited availability of such bonds from traditional corporate sureties to meet the requirements of firms engaged in large scale environmental remediation projects.
Where bonding is a requirement and unavailable to the Company, the Company will continue to pursue contracts through joint ventures with partners able to provide necessary bonding, or may provide letters of credit available under the Company's revolv-ing credit facility in place of bonds. (See Liquidity and Capital Resources.)

     With the completion of the IT/Corning transaction, the Company will no longer record any revenue in the Analytical Services area; however, since roughly 30 percent of Analytical Services area revenue has been derived from Environmental Services or Construction and Remediation projects, revenue will now be recorded in those two business areas related to analytical services subcontracts performed by the joint company for IT, similar to other third party subcontracts.

     Fiscal year 1995 revenues for Environmental Services and Construction and Remediation are expected to continue to increase in the governmental sector. Generally, growth in all areas is partially dependent upon the Company's ability to attract, train and retain qualified professional staff.

Gross Margin

     Gross margin percentage for fiscal year 1994 decreased in all of the Company's service areas. Analytical Services experienced a significant decline in gross margin percentage in fiscal year 1994 because of increased pricing pressure in the chemical analysis area due to weak customer demand, and decreased utilization of laboratory capacity resulting from start-up delays on certain governmental projects in the radiochemical analysis area. The substantial increase in Analytical Services' gross margin percentage from fiscal year 1992 to fiscal year
1993 was primarily attributable to increased utilization of radiochemical mixed waste capacity and the benefit of continuing cost containment programs which were initially implemented in the fourth quarter of fiscal year 1992 and included the closure of the San Jose, California laboratory. (See Restructuring Charges.)

     In fiscal year 1994, Environmental Services' gross margin percentage declined from the prior year level due to overall pricing pressure resulting from generally lower commercial client demand leading to increased competition which has caused lower hourly billing rates on time-and-material contracts as well as lower bidding margins required to win small remediation and groundwater services projects. Environmental Services' gross margins in fiscal year 1993 were essentially equal to those of the prior year.

     Construction and Remediation gross margin percentage for the current fiscal year decreased primarily because fiscal year 1993 gross margin was favorably affected by a positive margin adjustment related to the closeout of a thermal remediation project which was completed in a prior fiscal year. Construc-tion and Remediation project margins were depressed in fiscal year 1992 due to the nonrecognition of any overhead cost recovery or profit on the Motco Site Trust Fund contract. (See Notes to Consolidated Financial Statements - Commitments and contingencies.)

     The Company's ability to improve upon fiscal year 1994 gross margins is heavily dependent on increasing utilization of professional staff and successfully bidding new contracts at adequate margin levels. The Company does not expect any significant margin improvement until current industry pricing pressures are relieved as a result of commercial clients requiring increased services due to greater enforcement of environmental regulations. Additionally, since the cost of HTTS equipment is generally recovered over three or more projects, margins in Construction and Remediation are dependent on successful performance of existing contracts and on winning new contracts utilizing existing HTTS equipment upon the completion of previous projects; otherwise, depreciation on HTTS equipment idle for significant periods of time will continue to negatively affect gross margin.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses averaged 12.1% of revenues during the three fiscal years ended March 31, 1994.
Selling, general and administrative expenses were 12.4%, 11.9% and 11.9% of revenues in fiscal years 1994, 1993 and 1992, respectively.

     In the fourth quarter of fiscal year 1994, selling, general and administrative expenses include $4,500,000 related to the actuarially determined value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also
Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. Such retirement agree-ment is currently subject to further review by a special committee of the Board of Directors. Ongoing selling, general and administrative expense for discount amortization related to this retirement agreement will initially be approximately $300,000 per year and will decline over time.

     Selling, general and administrative expenses excluding the above item decreased $4,760,000 or 9.7% in fiscal year 1994 from the prior year level due to the elimination of management layers in the Environmental Services area as a result of actions taken in late fiscal year 1993 involving organizational realignment, the elimination of administrative costs in Europe, and ongoing reductions in certain corporate office administrative costs. Excluding the $4,500,000 charge, selling, general and adminis-trative expenses would have been 11.2% of revenues, down from 11.9% of revenues in the prior year.

     Selling, general and administrative expenses declined $1,131,000 or 2.3% in fiscal year 1993 from the prior year level through cost containment efforts, but remained at 11.9% of revenues because of the decrease in revenues reported for fiscal year 1993.

     Maintaining selling, general and administrative expenses at the adjusted fiscal year 1994 level of 11.2% of revenues is dependent upon continuing cost controls; however, management believes some decrease in this percentage is achievable if revenues increase significantly. The Company expects to reduce selling, general and administrative expenses essentially proportionally to the lost revenues from Analytical Services as a result of the IT/Corning transaction.

Restructuring Charges

     In connection with the realignment and streamlining of the Company's organization which was initiated in the fourth quarter of fiscal year 1993, the Company incurred a pre-tax restructur-ing charge of $8,378,000 which represented 2.0% of annual revenues. The restructuring charge includes costs for the consolidation of facilities in the United States through office combinations or shutdowns, related asset writeoffs, severance payments to employees, and the disposition of most of the Company's European operations through either closure or sale.

     At the end of fiscal year 1992, the Company implemented a restructuring program which was the result of an evaluation of operational capacity, productivity and overhead costs. The program included staff reductions, facility closures of several unproductive engineering offices and the San Jose, California laboratory, and related asset writeoffs and lease termination accruals. In fiscal year 1992, the $6,997,000 restructuring charge represented 1.7% of revenues.

Other Income (Expense)

     In April 1994, the Company was notified that planning permission was denied for an integrated treatment facility located in Salt End, North Humberside, England. The Company wrote off its investment in the facility, reporting a $2,500,000 non-cash charge to continuing operations in the fourth quarter of fiscal year 1994. (See European Operations.)

     At December 31, 1992, the Company accrued a provision of $1,981,000 for the writeoff of nonrecoverable costs invested in a U.K. joint venture.

     At December 31, 1992, the Company accrued a provision of $6,300,000 for the anticipated settlement of certain class action shareholder litigation. The litigation was tentatively settled in the quarter ending March 31, 1993, and an additional $1,000,000 provision was taken at that time, principally for related litigation costs. (See Notes to Consolidated Financial Statements - Class action lawsuit.)

     On April 9, 1992, the Company, in connection with a secondary public offering, sold its investment in stock options of EXEL Limited, an offshore casualty insurance company, for $3,733,000 in cash. The Company reported a pre-tax gain of $3,483,000 in the first quarter of fiscal year 1993.

     On July 26, 1991, in an initial public offering, the Company sold its investment in the common stock of EXEL Limited for $12,035,000 in cash. The Company reported a pre-tax gain on this transaction of $7,285,000 in the second fiscal quarter of fiscal year 1992.

Interest, Net

     Net interest expense has averaged 2.4% of revenues for the past three fiscal years. Net interest expense was 2.1%, 2.7% and 2.3% of revenues in fiscal years 1994, 1993 and 1992, respectively. The following table shows net interest expense for the three fiscal years ended March 31, 1994.

                                                                             Year ended March 31,
                                                                  1994               1993              1992
                                                                  -----------------------------------------
                                                                                (In thousands)
     Interest incurred . . . . . . . . . . . . . . . . . .        $ 9,326           $11,716           $11,926
     Interest incurred allocated to discontinued
       operations. . . . . . . . . . . . . . . . . . . . .              -               (40)             (575)
     Capitalized interest. . . . . . . . . . . . . . . . .           (893)             (518)           (1,434)
     Interest income . . . . . . . . . . . . . . . . . . .           (160)              (43)             (307)
                                                                   ------            ------            ------
       Interest expense. . . . . . . . . . . . . . . . . .        $ 8,273           $11,115           $ 9,610
                                                                   ------            ------            ------

     In fiscal year 1994, interest incurred declined $2,390,000 or 20.4% from the level of the prior fiscal year. The net proceeds of $57,130,000 received by the Company from the public offering of 2,400,000 depositary shares (see Notes to Consolidated Financial Statements - Preferred stock) were utilized to repay outstanding cash advances under the Company's credit facility and to repay $25,000,000 of the Company's senior notes (see
Notes to Consolidated Financial Statements - Long-term debt). These actions significantly reduced interest incurred for the third and fourth quarters of fiscal year 1994. During the first six months of fiscal year 1994, which were prior to the public offering, net interest expense declined slightly from the level of the prior year primarily because of lower average borrowings under the Company's revolving credit line resulting from improved cash flows from the Company's operating activities.
For fiscal year 1994, capitalized interest increased because of the higher level of capitalized costs related to a major Company-wide systems project included in construction-in-progress.

     Net interest expense increased in fiscal year 1993 from fiscal year 1992 primarily because of lower capitalized interest. Capitalized interest in fiscal year 1993 declined $916,000 or 63.9% from the prior year level due to the completion of the Company's fourth and fifth HTTS units in the fourth quarter of fiscal year 1992. Interest incurred declined slightly in fiscal year 1993 principally because of lower interest rates. The closing of the sale of the pollution control manufacturing discontinued operations also resulted in the cessation of the allocation of interest incurred to discontinued operations early in fiscal year 1993.

Income Taxes

     In fiscal year 1994, the Company recorded an income tax benefit of $124,000. This amount differs from the $418,000 benefit which would be implied at a 34% federal statutory rate primarily due to the partial nondeductibility of certain expenses and a provision for state taxes. Excluding the effect of expenses recorded in the fourth quarter of fiscal year 1994 of $2,500,000 related to the writeoff of a permit in the U.K. and $4,500,000 for certain retirement benefits, the Company's effective tax rate for fiscal year 1994 would have been 39%.

     During the third quarter of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective April 1, 1992. The cumulative effect on prior years of this change in accounting principle increased net income in fiscal year 1993 by $13,000,000. Under the new standard, the Company's tax provi-sion from continuing operations at March 31, 1993, exclusive of the one-time cumulative adjustment, was $1,160,000, despite the fact the Company realized a pre-tax loss of $922,000. The income tax provision differs from the $313,000 benefit which would be implied at a 34% federal statutory rate as a result of the partial nondeductibility of certain expenses as well as a provision for state taxes. (See Notes to Consolidated Financial Statements - Income taxes.)

     During fiscal year 1992, prior to the adoption of SFAS No. 109, the effective tax rate was 8.5%. This rate is below the 34% federal statutory rate due to the utilization of the Company's financial accounting net operating loss (NOL) carry-forwards as allowed by SFAS No. 96, which was used by the Company to account for income taxes in that year. The genera-tion of NOL carryforwards was primarily related to cash expendi-tures made for closure activities of transportation, treatment and disposal discontinued operations which are deductible for tax purposes when paid.

European Operations

     The Company had committed expenditures for developing a market position in Europe from 1988 through 1993. As part of its organizational realignment and restructuring at the end of fiscal year 1993, the Company decided to significantly reduce its European operations, which resulted in the sale or closure of various businesses. In the near future, the Company intends to fund only project-specific opportunities in the European market.

     As part of its European activities, the Company incurred costs related to the filing of a permit for an integrated facility for chemical and thermal treatment of municipal waste in the United Kingdom. In April 1994, planning permission was denied for the facility. The Company has provided for the writeoff of its investment in the facility, reporting a $2,500,000 non-cash charge to continuing operations in the fourth quarter of fiscal year 1994. See Other Income (Expense).


DISCONTINUED OPERATIONS

Pollution Control Manufacturing

     On February 24, 1992, the Company entered into an agreement for the sale of the manufacturing operations of IT's Pollution Control Systems (PCS) division located in Tulsa, Oklahoma and Hull, England. This business designed and manufactured combus-tion, hydrocarbon vapor recovery, waste treatment and other environmental control systems for domestic and international clients. The sale closed on May 15, 1992 when the Company received $20,888,000 in cash for certain assets and liabilities of the business. Additionally, the Company received payments totaling $1,789,000 during fiscal year 1993 in settlement of certain post-closing adjustments.

     In the third quarter of fiscal year 1993, the Company recorded a charge of $3,809,000 (net of income tax benefit of $2,176,000) to adjust the net gain of $13,088,000 (net of provision for income taxes of $575,000) which had been recorded in fiscal year 1992 from the sale of the PCS manufacturing business. This charge resulted from unexpected cost overruns in connection with the completion and closeout of certain projects retained by the Company as well as some difficulties the Company has experienced in collecting receivables and limiting its warranty obligations on certain projects for which the Company retained financial responsibility. At March 31, 1994, several warranty issues remain open, including certain matters which are in litigation.

Transportation, Treatment and Disposal

     In the fourth quarter of fiscal year 1993, the Company recorded an increase in the provision for loss on disposition of its discontinued transportation, treatment and disposal business of $6,800,000, with no offsetting income tax benefit. This increased provision principally relates to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions pertaining to the closure of the Company's inactive disposal sites located in Northern California.

     In the fourth quarter of fiscal year 1992, the Company recorded an increase in the provision for loss on disposition of its discontinued transportation, treatment and disposal business of $32,720,000, net of income tax benefit of $2,280,000. The provision for loss included the write-off of the Company's $30,400,000 investment in the disposal and transportation operations of Laidlaw Environmental Services of California. The remaining loss represented expected costs related to a waste disposal site where IT has been named as a potentially responsi-ble party and an increase in costs related to the closure of the Company's disposal sites in Northern California, principally due to delays in the regulatory approval process.

     For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements -
Discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $3,241,000 or 5.4%, to $63,522,000 at March 31, 1994 from $60,281,000 at March 31,
1993. The current ratio at March 31, 1994 was 1.70:1 which compares to 1.64:1 at March 31, 1993. On September 27, 1993, the Company completed a public offering at $25 per share of 2,400,000 depositary shares, each representing 1/100th of a share of 7% Cumulative Convertible Exchangeable Preferred Stock (see Notes to Consolidated Financial Statements - Preferred stock). The Company received net cash proceeds of $57,130,000 from the public offering.

     Long-term debt decreased to $68,625,000 at March 31, 1994 from $115,811,000 at March 31, 1993. On November 15, 1993, the
Company prepaid at par value $25,000,000 of its 9 3/8% Senior
Notes (the Notes), utilizing the proceeds from the public offering of depositary shares. On March 31, 1994, the Company prepaid the $4,952,000 balloon payment due June 30, 1995 on an 11.63% secured equipment loan. (See Notes to Consolidated Financial Statements - Long-term debt.) The Company's ratio of debt (including current portion) to equity was 0.46:1, 1.13:1 and 1.43:1 at March 31, 1994, 1993 and 1992, respectively.

     Cash provided by operating activities for fiscal year 1994 totaled $17,998,000, a $911,000 increase from the $17,087,000 of cash provided by operating activities in the prior fiscal year. Capital expenditures were $14,745,000, $15,624,000 and $33,243,000 for fiscal years 1994, 1993 and 1992, respectively. During fiscal years 1994 and 1993, capital expenditures were much reduced from the fiscal year 1992 level due principally to the absence of any aquisitions, the modest level of spending on HTTS unit enhancements and increased management attention to capital spending. In September 1992, the Company was awarded a fifth contract utilizing HTTS equipment. Approximately $6,000,000 of equipment enhancements may be required during fiscal years 1995 and 1996 to fulfill this contract. Overall, management believes capital expenditures in fiscal year 1995 will be somewhat lower than 1994 levels due to modest revenue growth focused in areas such as DOE Hanford ERMC, which do not require major capital investments, completion of a major Company-wide systems project, and the elimination of all capital requirements for the Analytical Services business upon closing of the IT/Corning transaction. Depreciation will decline due to the IT/Corning transaction as well. Closure costs at the Company's Northern California disposal sites in fiscal year 1995 are expected to be higher than the $12,179,000 spent in fiscal year 1994 as interim construction costs are anticipated to increase at the Vine Hill site while continuing at the same level at the Panoche site. The Company has accrued approximate-ly $49,000,000 as of March 31, 1994 primarily to complete closure and post-closure, most of which is expected to be spent through fiscal year 1998.

     With regard to the transportation, treatment and disposal discontinued operations, a number of items could potentially affect the liquidity and capital resources of the Company, including changes in closure and post-closure costs, realization of excess and residual land values, demonstration of financial assurance and resolution of other regulatory and legal contin-gencies. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and dispos-al.)

     At March 31, 1994, a deferred tax asset in the amount of $14,790,000 (net of a valuation allowance of $13,519,000) is included in the Company's consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carry-forwards. The asset will be realized principally as closure expenditures related to the Company's Northern California disposal sites over the next several years are deductible in the years the expenditures are made but only to the extent the Company has sufficient levels of taxable income. The Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

     The Company's current banking arrangement provides for a revolving credit facility of up to $95,000,000 through September 30, 1995. The amount of the credit facility was reduced from $120,000,000 to $95,000,000 in March 1994 in connection with the extension of the availability period from July 31, 1994 to September 30, 1995. Additionally, the Company has an 11.63% loan secured by certain HTTS equipment amortizing through May 31, 1995 with a balance of $5,835,000 at March 31, 1994. Due to the Company's fourth quarter loss in fiscal year 1994, amend-ments were required to certain of the Company's loan covenants in both of these agreements in order to maintain compliance. Terms of these amendments were approved subsequent to March 31, 1994 and the Company is in compliance with such amended terms.

     In aggregate, at March 31, 1994, letters of credit totaling approximately $55,500,000 were outstanding against the Company's credit facility, including $29,000,000 issued to partially fulfill financial assurance requirements of the Company's inactive disposal facilities, with the remainder being used to satisfy insurance and bonding requirements. Additionally, the Company had $17,000,000 of cash advances outstanding under the line, for total line usage of approximately $72,500,000. The maximum amount available under the Company's line is $95,000,000; however, the amount of current availability is limited to the amount of collateral available to secure the loan as calculated in accordance with the loan agreement, principally 70-80 percent of the Company's eligible accounts receivable. At March 31, 1994, approximately $17,000,000 was available under the line. Availability fluctuates from month to month depending on the level of accounts receivable outstanding.

     The Company's ability to obtain additional secured borrowings is limited as a result of certain negative pledges related to assets (primarily HTTS units) utilized on certain of the Company's projects and the nature of its other assets.

     The Company's analytical services joint company agreements with Corning contain general provisions which could affect liquidity including restrictions on joint company dividends to the partners, buy-sell provisions obligating the Company to sell its interests in the joint company in certain circumstances and to contribute up to an additional $5,000,000 to the joint company under certain circumstances, and requirements that the Company indemnify the joint company and Corning from certain liabilities arising prior to the closing of the transaction. In connection with the transaction, the Company will transfer to the joint company the accounts receivable of its Analytical Services division in the approximate amount of $10,000,000, which, pursuant to the terms of the Company's credit agreements, will decrease the receivables available as collateral for borrowing by approximately $7,000,000. The credit agreements for the joint company prohibit the Company from pledging its interest in the joint company to other lenders, including the Company's current lenders.

     Although the Company paid down $25,000,000 of the Notes, the remaining $50,000,000 of Notes outstanding will come due on July 1, 1996, if not paid off prior to that time. Management is currently evaluating its strategic alternatives for repaying or refinancing the Notes.

     Over the past two years, the Company's liquidity has required careful management. Although consummation of the September 1993 public offering and application of the net proceeds principally to reduce debt has improved the Company's financial leverage and provided it with greater liquidity and flexibility to address its cash needs, the Company will continue to have significant cash requirements, including working capital, capital expendi-tures, expenditures for the closure of its inactive disposal sites, debt service including repayment or refinancing of the remaining $50,000,000 of the Notes, dividend obligations on the depositary shares and contingent liabilities. Since the Company's September 1993 public offering, bank availability has declined approximately $20,000,000 due to operating cash requirements, the normal amortization and prepayment on the 11.63% secured equipment loan totaling over $7,000,000, and reductions in receivables collateral. On June 29, 1994, after giving effect to the formation of the joint company with Corning, the Company had bank availability of approximately $16,000,000. Any proceeds related to the disposition of the Motco litigation could be used to address the above cash needs of the Company. (See Notes to Consolidated Financial Statements
- - Commitments and contingencies.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
       SCHEDULES FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1994


Consolidated Financial Statements.                                                                                   Page
- ---------------------------------                                                                                    -----
     Report of Ernst & Young, Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
     Consolidated Balance Sheets ----- March 31, 1994 and 1993                                                         35
     Consolidated Statements of Operations ----- Three Years Ended
       March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Consolidated Statements of Stockholders' Equity ----- Three
       Years Ended March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
     Consolidated Statements of Cash Flows ----- Three Years Ended
       March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39


Financial Statement Schedules.

     II.       Loans receivable from employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1
     V.        Property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-2
     VI.       Accumulated depreciation on property, plant and
               equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-3
     VIII.     Valuation and qualifying accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-4
     X.        Supplementary income statement information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-4

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated finan-cial statements or notes thereto.


                REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS



The Board of Directors
International Technology Corporation

We have audited the accompanying consolidated balance sheets of International Technology Corporation at March 31, 1994 and 1993 and the related consolidated statements of operations, stock-holders' equity and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consoli-dated financial position of International Technology Corporation at March 31, 1994 and 1993 and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles.

In December 1987, the Company adopted a plan to divest the transportation, treatment and disposal operations through sale and in part closure. In connection with the plan, the Company recorded a provision, which was increased in 1993 and 1992, for the estimated net loss involved in the ultimate divestiture of these operations. Although the basis for the provision appears reasonable, as more fully explained in the note "Discontinued operations - Transportation, treatment and disposal," the ultimate effect of the divestiture is dependent on future events, the outcome of which cannot be determined at this time. Accordingly, the ultimate loss could be greater or less than the amount recorded.

As more fully explained in the note "Commitments and contingen-cies - Motco," the Company has recorded a contract claim receivable related to the Motco Site Trust Fund (Motco Trust) contract, the realization of which is dependent on future events involving the resolution of the Company's lawsuit against Motco Trust and Motco Trust's counterclaim against the Company. No provision for any contingent asset or liability that may result from the lawsuits has been recorded in the financial statements. Although an initial jury finding favorable to the Company has been rendered, the ultimate outcome of this litigation cannot be determined at this time.



                                                              ERNST & YOUNG
Los Angeles, California
May 23, 1994, except for
   the note "Long-term debt"
   as to which the date is
   June 29, 1994

                       INTERNATIONAL TECHNOLOGY CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,
                                                                                             1994                 1993
                                                                                             -------------------------
                                                ASSETS                                              (In thousands)
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 10,646            $  8,659
     Accounts receivable, less allowance for doubtful
          accounts of $3,183,000 and $3,011,000, respectively . . . . . . . . . . . .          126,910             129,824
     Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . .            7,674               5,879
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,329              10,638
                                                                                               -------             -------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          154,559             155,000
                                                                                               -------             -------
Property, plant and equipment, at cost:
     Land and land improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,127               2,136
     Buildings and leasehold improvements . . . . . . . . . . . . . . . . . . . . . .           25,930              25,906
     Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          154,929             149,250
                                                                                               -------             -------
                                                                                               182,986             177,292
          Less accumulated depreciation and amortization. . . . . . . . . . . . . . .           91,557              73,261
                                                                                               -------             -------
               Net property, plant and equipment. . . . . . . . . . . . . . . . . . .           91,429             104,031
                                                                                               -------             -------
Construction-in-progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,451              17,145
Cost in excess of net assets of acquired businesses . . . . . . . . . . . . . . . . .           10,469              11,323
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,129              36,476
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,461               3,498
Long-term assets of discontinued operations . . . . . . . . . . . . . . . . . . . . .           41,705              41,705
                                                                                               -------             -------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $359,203            $369,178
                                                                                               -------             -------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 27,314            $ 38,046
     Accrued wages and related liabilities. . . . . . . . . . . . . . . . . . . . . .           20,297              21,798
     Billings in excess of revenues . . . . . . . . . . . . . . . . . . . . . . . . .            9,315               2,529
     Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,365              15,739
     Short-term debt, including current portion of long-term debt . . . . . . . . . .            5,268               4,695
     Net current liabilities of discontinued operations . . . . . . . . . . . . . . .           16,478              11,912
                                                                                               -------             -------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           91,037              94,719
                                                                                               -------             -------
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68,625             115,811
Long-term accrued liabilities of discontinued operations. . . . . . . . . . . . . . .           32,547              49,292
Other long-term accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            6,446               3,178
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value; 180,000 shares
          authorized; 24,000 shares issued and outstanding
          at March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,400                   -
     Common stock, $1 par value; 100,000,000 shares
          authorized; 35,201,052 and 33,239,593
          shares issued and outstanding, respectively . . . . . . . . . . . . . . . .           35,201              33,240
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .          168,817             109,217
     Common stock to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -               6,350
     Deficit    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (45,870)            (42,629)
                                                                                               -------             -------
          Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .          160,548             106,178
                                                                                               -------             -------
     Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .         $359,203            $369,178
                                                                                               -------             -------

See accompanying notes to consolidated financial statements.



                            INTERNATIONAL TECHNOLOGY CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)

                                                                                  Year ended March 31,
                                                                         1994                1993                 1992
                                                                         ---------------------------------------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    392,803        $     410,539        $    420,453
Cost and expenses:
  Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . .       334,616              337,266             351,374
  Selling, general and administrative expenses. . . . . . . . . . .        48,644               48,904              50,035
  Restructuring charges . . . . . . . . . . . . . . . . . . . . . .             -                8,378               6,997
                                                                          -------              -------             -------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . .         9,543               15,991              12,047
Interest, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,273)             (11,115)             (9,610)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .        (2,500)              (5,798)              7,285
                                                                         --------              -------             -------
Income (loss) from continuing operations before
  income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,230)                (922)              9,722
Benefit (provision) for income taxes. . . . . . . . . . . . . . . .           124               (1,160)               (827)
                                                                         --------              -------             -------
Income (loss) from continuing operations. . . . . . . . . . . . . .        (1,106)              (2,082)              8,895
Discontinued operations (net of income taxes):
  Income from operations:
     Pollution control manufacturing. . . . . . . . . . . . . . . .             -                    -               2,147
  Gain (loss) from disposition:
     Pollution control manufacturing. . . . . . . . . . . . . . . .             -               (3,809)             13,088
     Transportation, treatment and disposal . . . . . . . . . . . .             -               (6,800)            (32,720)
                                                                         --------              -------             -------
Loss before cumulative effect of change in
  accounting for income taxes . . . . . . . . . . . . . . . . . . .        (1,106)             (12,691)             (8,590)
Cumulative effect of change in accounting for
  income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .             -               13,000                   -
                                                                        ---------              -------             -------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        (1,106)                 309              (8,590)
Less preferred stock dividends. . . . . . . . . . . . . . . . . . .        (2,135)                   -                   -
                                                                        ---------              -------             -------
Net income (loss) applicable to common stock. . . . . . . . . . . .  $     (3,241)       $         309        $     (8,590)
                                                                        ---------              -------             -------

Net income (loss) per share:
  Continuing operations (net of preferred stock dividends)           $       (.09)       $        (.06)       $        .27
  Discontinued operations:
     From operations. . . . . . . . . . . . . . . . . . . . . . . .             -                    -                 .06
     From disposition . . . . . . . . . . . . . . . . . . . . . . .             -                 (.32)               (.59)
                                                                        ---------              -------             -------
                                                                             (.09)                (.38)               (.26)
  Cumulative effect of change in accounting for
     income taxes . . . . . . . . . . . . . . . . . . . . . . . . .             -                  .39                   -
                                                                        ---------              -------             -------
                                                                     $       (.09)       $         .01        $       (.26)
                                                                        ---------              -------             -------

See accompanying notes to consolidated financial statements.


                           INTERNATIONAL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the three years ended March 31, 1994
                                      (In thousands)

                                                                       Additional        Common
                                          Preferred       Common         paid-in        stock to
                                           stock          stock         capital        be issued       Deficit      Total
                                          -------------------------------------------------------------------------------
Balance at March 31, 1991 . . . . . . $        -      $  32,649       $107,354      $        -       $(34,316)      $105,687
  Issuance of common stock. . . . . .          -            351          1,299               -              -          1,650
  Cumulative translation adjustment .          -              -              -               -           (216)          (216)
  Net loss. . . . . . . . . . . . . .          -              -              -               -         (8,590)        (8,590)
                                         -------        -------        -------        --------        -------        -------
Balance at March 31, 1992 . . . . . .          -         33,000        108,653               -        (43,122)        98,531
  Issuance of common stock. . . . . .          -            240            564               -              -            804
  Common stock to be issued . . . . .          -              -              -           6,350              -          6,350
  Cumulative translation adjustment .          -              -              -               -            184            184
  Net income. . . . . . . . . . . . .          -              -              -               -            309            309
                                         -------        -------        -------        --------        -------        -------
Balance at March 31, 1993                      -         33,240        109,217           6,350        (42,629)       106,178
  Net proceeds from public offering
     of depositary shares . . . . . .       2,400              -        54,730               -              -         57,130
  Issuance of common stock. . . . . .           -          1,961         4,870          (6,350)             -            481
  Dividends paid on preferred stock .           -              -             -               -         (2,135)        (2,135)
  Net loss. . . . . . . . . . . . . .           -              -             -               -         (1,106)        (1,106)
                                         --------        -------       --------       --------        -------        -------
Balance at March 31, 1994 . . . . . .   $   2,400      $  35,201      $168,817     $         -       $(45,870)      $160,548
                                         --------        -------       -------        --------        -------        -------

See accompanying notes to consolidated financial statements.
                            INTERNATIONAL TECHNOLOGY CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                                    Year ended March 31,
                                                                          1994               1993                  1992
                                                                          ---------------------------------------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .        $ (1,106)            $    309            $ (8,590)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
       Net loss from disposition of
         discontinued operations  . . . . . . . . . . . . . . . .               -               10,609              19,632
       Depreciation and amortization. . . . . . . . . . . . . . .          22,372               19,771              19,947
       Deferred income taxes  . . . . . . . . . . . . . . . . . .            (654)                  52              (2,173)
       Gain on sale of investment in EXEL Limited . . . . . . . .               -               (3,483)             (7,285)
       Writeoff of costs incurred in U.K. investments . . . . . .           2,500                1,981                   -
       Provision for settlement of stockholders lawsuit . . . . .               -                6,350                   -
       Cumulative effect of change in accounting  . . . . . . . .
         for income taxes . . . . . . . . . . . . . . . . . . . .               -              (13,000)                  -
  Changes in assets and liabilities, net of effects
     from acquisitions and dispositions of businesses:
       Decrease (increase) in receivables . . . . . . . . . . . .           2,914               (8,879)            (46,169)
       Increase in prepaid expenses and
         other current assets . . . . . . . . . . . . . . . . . .          (2,475)                (597)               (980)
       (Decrease) increase in accounts payable. . . . . . . . . .         (10,732)               2,291               6,735
       (Decrease) increase in accrued wages
         and related liabilities. . . . . . . . . . . . . . . . .          (1,501)               2,941                 (48)
       Increase (decrease) in billings in
         excess of revenues . . . . . . . . . . . . . . . . . . .           6,786               (2,760)               (418)
       (Decrease) increase in other
         accrued liabilities. . . . . . . . . . . . . . . . . . .          (3,374)                 803              11,356
       Increase in other long-term accrued liabilities. . . . . .           3,268                  699               2,479
                                                                          -------              -------             -------
  Net cash provided by (used for) operating
     activities . . . . . . . . . . . . . . . . . . . . . . . . .          17,998               17,087              (5,514)
                                                                          -------              -------             -------
Cash flows from investing activities:
  Sales and maturities of marketable securities . . . . . . . . .               -                    -               3,887
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .         (14,745)             (15,624)            (33,243)
  Proceeds from sale of pollution control
     manufacturing business . . . . . . . . . . . . . . . . . . .               -               22,677                   -
  Proceeds from sale of investment in
     EXEL Limited . . . . . . . . . . . . . . . . . . . . . . . .               -                3,733              12,035
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,050                1,319               1,078
  Investment activities of transportation, treatment and  . . . .
     disposal discontinued operations . . . . . . . . . . . . . .         (12,179)             (10,671)            (16,686)
                                                                          -------              -------             -------
  Net cash (used for) provided by investing activities. . . . . .         (24,874)               1,434             (32,929)
                                                                          -------              -------             -------
Cash flows from financing activities:
  Repayments of long-term borrowings. . . . . . . . . . . . . . .         (89,648)             (50,550)            (80,391)
  Long-term borrowings. . . . . . . . . . . . . . . . . . . . . .          43,035               30,440             115,844
  Net proceeds from public offering
     of depositary shares . . . . . . . . . . . . . . . . . . . .          57,130                    -                   -
  Dividends paid on preferred stock . . . . . . . . . . . . . . .          (2,135)                   -                   -
  Issuances of common stock . . . . . . . . . . . . . . . . . . .             481                  804               1,650
                                                                          -------              -------             -------
  Net cash provided by (used for) financing
     activities . . . . . . . . . . . . . . . . . . . . . . . . .           8,863              (19,306)             37,103
                                                                          -------              -------             -------
Net increase (decrease) in cash and cash equivalents. . . . . . .           1,987                 (785)             (1,340)
Cash and cash equivalents at beginning of year. . . . . . . . . .           8,659                9,444              10,784
                                                                          -------              -------             -------
Cash and cash equivalents at end of year. . . . . . . . . . . . .        $ 10,646             $  8,659            $  9,444
                                                                          -------              -------             -------

See accompanying notes to consolidated financial statements.

                             INTERNATIONAL TECHNOLOGY CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies:

     Basis of presentation and principles of consolidation

     The consolidated financial statements include International Technology Corporation (IT or the Company) and its wholly owned subsidiaries. The Company also includes its proportionate interest in joint ventures which were entered into for the purpose of executing large remediation projects and in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated. Certain other reclassifications have been made to prior year consolidated financial statements in order to conform to the current year presentation.

     Cash equivalents

     Cash equivalents include highly liquid investments with an original maturity of three months or less, principally commercial paper.

     Contract accounting and accounts receivable

     The Company primarily derives its revenues from providing environmental management services in the United States, principal-ly to federal, state and local governmental entities, large industrial companies, utilities and waste generators. Services are performed under time-and-material, cost-reimbursement, fixed-price and unit-bid contracts.

     Revenues from time-and-material and cost-reimbursement contracts are recognized as costs are incurred. Estimated fees on such contracts and revenues on fixed-price and certain unit-bid contracts are recognized under the percentage-of-completion method determined based on the ratio of costs incurred to estimated total costs. Anticipated losses on contracts are recorded as identi-fied. Certain contracts include provisions for revenue adjust-ments to reflect scope changes and other matters, including claims, which require negotiations with clients in the ordinary course of business, leading to some estimates of claim amounts being included in revenues. When such amounts are finalized, any changes from the estimates are reflected in earnings.

     Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Unbilled receivables, included in accounts receivable, were $16,316,000 and $14,751,000 at March 31, 1994 and 1993, respec-
tively. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 31, 1994 is approximately $7,000,000 of claims related to the Helen Kramer project which is subject to a governmental investigation. (See Commitments and contingencies.)

     At March 31, 1994 and 1993, an approximately $31,000,000 claim receivable related to the Motco Site Trust Fund (Motco) contract, a major fixed-price remediation contract, is included in non-current other assets as a result of the Company's lawsuit involving the Motco Trust. (See Commitments and contingencies.)

     Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue determined based on the policies discussed above.

     At March 31, 1994, accounts receivable are primarily concentrat-ed in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

     Property, plant and equipment

     The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the individual assets, except for the Hybrid Thermal Treatment
System (HTTS) transportable incineration units, which are generally depreciated on the basis of operating days.

     Capitalized interest

     Interest incurred on qualified capital expenditures is capitalized and is included in the cost of such constructed assets. Interest incurred was $9,326,000, $11,716,000 and $11,926,000 for fiscal years 1994, 1993 and 1992, respectively. Total interest capitalized was $893,000, $518,000 and $1,434,000 for fiscal years 1994, 1993 and 1992, respectively.

     Income taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109) as of April 1, 1992 and reported the cumulative effect of the change in accounting for income taxes in the consolidated statement of operations for fiscal year 1993. Since the Company reported the effect of the adoption of SFAS No. 109 as a cumulative effect of a change in accounting principle, financial statements for years prior to fiscal year 1993 have not been restated and are presented in accordance with the previous standard used by the Company, SFAS No. 96. (See Income taxes.)

     Intangible assets

     Cost in excess of net assets of acquired businesses is amortized over 20 years on a straight-line basis. At March 31, 1994 and 1993, accumulated amortization is $6,671,000 and $5,818,000, respectively. Other intangibles, arising principal-ly from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value.

     Per share information

     Per share information is based on the weighted average number of outstanding common shares and common share equivalents during each period which aggregated 34,762,280 in 1994, 33,530,420 in 1993 and 33,425,360 in 1992.

     Common share equivalents include dilutive stock options and common shares to be issued in connection with the settlement of a class action stockholders' lawsuit. (See Class action lawsuit.)

     In fiscal year 1994, the computation of net income per share, assuming the conversion into common shares of the Company's 7%
Cumulative Convertible Exchangeable Preferred Stock, is antidi-lutive. (See Preferred stock.)

     Fair value of financial instruments

     In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used by the Company in estimating its fair value disclo-sures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

          Long and short-term debt:  The fair value of the 9 3/8 %
     senior notes is based upon the quoted market price.   A
     reasonable estimate of fair value for the 11.63% secured loan was based upon a discounted cash flow analysis. The carrying amount of other debt, including borrowings under the Company's revolving credit facility, approximates its fair value.

     The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                                                        March 31,
                                                                     1994                                    1993
                                                         ----------------------------------------------------------------------
                                                         Carrying            Estimated            Carrying            Estimated
                                                          amount            fair value             amount            fair value
                                                         ----------------------------------------------------------------------
                                                                                    (In thousands)
          Cash and cash equivalents                        $10,646             $10,646              $ 8,659             $ 8,659

          Long and short-term debt:
               9 3/8% senior notes                          50,000              49,375               75,000              72,750
               11.63% secured loan                           5,835               5,927               15,199              15,990
               Revolving credit facility                    17,000              17,000               29,000              29,000
               Other                                         1,058               1,058                1,307               1,307

     Accrued contractual retirement benefits

     In the fourth quarter of fiscal year 1994, the Company recorded a nonrecurring $4,500,000 provision to selling, general and administrative expenses in the consolidated statement of operations related to the actuarially determined present value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. Such retirement agreement is currently subject to further review by a special committee of the Board of Directors. The noncurrent portion of this obligation is reported in other long-term accrued liabilities in the consoli-dated balance sheet. Terms of the retirement agreement call for total payments by the Company of approximately $400,000 per year through the year 2003 and approximately $300,000 per year thereafter for the duration of the former executive's lifetime.

Consolidated statements of cash flows supplemental disclosures:

     Supplemental cash flow information is:

                                                                                      Year ended March 31,
                                                                          1994                 1993                1992
                                                                          ---------------------------------------------
                                                                                          (In thousands)
     Interest paid, net of amounts
       capitalized                                                        $ 8,767              $10,869             $10,226
     Interest received                                                        107                   32                  77
     Income taxes paid                                                      1,241                1,243               1,420
     Income tax refunds received                                            1,783                  724                 103


Discontinued operations:

     Pollution control manufacturing

     On February 24, 1992, the Company entered into an agreement for the sale of the manufacturing operations of IT's Pollution Control Systems (PCS) division located in Tulsa, Oklahoma and Hull, England. This business designed and manufactured combus-tion, hydrocarbon vapor recovery, waste treatment and other environmental control systems for domestic and international clients. The sale closed on May 15, 1992 when the Company received $20,888,000 in cash for certain assets and liabilities of the business. Additionally, the Company received payments totaling $1,789,000 during fiscal year 1993 in settlement of certain post-closing adjustments.

     In the third quarter of fiscal year 1993, the Company recorded a charge of $3,809,000 (net of income tax benefit of $2,176,000) to adjust the net gain of $13,088,000 (net of provision for income taxes of $575,000) which had been recorded in fiscal year 1992 from the sale of the PCS manufacturing business. This charge resulted from unexpected cost overruns in connection with the completion and closeout of certain projects retained by the Company as well as from difficulties the Company has experienced in collecting receivables and limiting its warranty obligations on certain projects for which the Company retained financial responsibility. At March 31, 1994, several warranty issues remain open, including certain matters which are in litigation.

     Information regarding the results of PCS discontinued operations prior to February 24, 1992 is as follows:

                                                                                      Year ended
                                                                                   March 31, 1992 (1)
                                                                                   --------------
                                                                                    (In thousands)
                              Revenues                                                    $45,162
                              Cost of revenues                                             37,064
                              Selling, general and administrative                           5,284
                              Interest, net                                                   559
                              Income taxes                                                    108
                                                                                           ------
                              Income from discontinued operations                        $  2,147
                                                                                           ------

(1) Amounts include activity to February 24, 1992, the effective date of the discontinuance.

     Transportation, treatment and disposal

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of March 31, 1994, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the divestiture at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principal-ly due to the write-off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. The remaining loss represented expected costs related to a waste disposal site where IT has been named as a potentially responsible party (PRP) and an increase in costs related to the closure of the Company's disposal sites in Northern California, principally due to delays in the regulatory approval process. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from further delays in the regulatory approval process and associated closure plan revi-sions. The Company has incurred costs of $12,179,000 in 1994, $10,671,000 in 1993 and $16,686,000 in 1992 relating to the site closure plans and related construction. The Company expects to incur significant closure and post-closure costs over the next several years. At March 31, 1994, the Company's consolidated balance sheet included accrued liabilities of approximately $49,000,000 to complete the closure and post-closure of its disposal sites and related matters.

     On June 22, 1989, the Company completed the sale of its active treatment and disposal operations in Imperial Valley and at Bakersfield, California and its transportation business for approximately $85,000,000 including $54,600,000 of cash plus $30,400,000 which represented the contingent portion of the purchase price in the form of a 30 percent equity interest in the purchaser's subsidiary formed to purchase the business.
This equity interest was subject to a put and call agreement, the ultimate realization of which was dependent on a formula related to the cumulative earnings of the subsidiary from the date of closing through August 31, 1992. On March 31, 1993, the Company received $400,000 pursuant to this agreement. At March
31, 1992, the Company had written off its interest in the subsidiary since the severe shortfall in the subsidiary's earnings at that time indicated that insignificant value would be generated from the investment.

     The Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine
Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). The Company expects final determination on closure plans in time for implementation of closure construction in fiscal year 1996 through fiscal year 1998. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the County of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer
Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated in the EIR. The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

     Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subse-quently responded to comments on the plan from DTSC. An EIR is being prepared by DTSC. The Company expects the plan to be approved late in fiscal year 1995 or early in fiscal year 1996; however, significant solidification work which will ultimately be required for closure will occur prior to that time. The Company is targeting completion of the closure by the end of fiscal year 1996. Delay in the closure plan approval process at this site or further delays at the Panoche site would cause an increase in the provision for discontinued operations.

     Closure construction was completed for the Montezuma Hills site and the Benson Ridge facility in December 1991 and December 1992, respectively. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal sites for at least 30 years. Operation of the sites in the closure and post-closure periods is subject to numerous federal, state and local regulations.
The Company may be required to perform unexpected remediation work at the sites in the future or to pay penalties for alleged noncompliance with regulatory permit conditions.

     Regulations of the DTSC and the USEPA require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-- closure costs of those facilities. The Company has provided financial assurance equal to its estimate for closure costs at March 31, 1994, which could be subject to increase at a later time as a result of regulatory requirements, in the form of letters of credit totalling approximately $29,000,000 and a trust fund containing approximately $9,000,000, and has pur-chased annuities which will ultimately mature over the next 31 years to pay for its estimates of post-closure costs as part of a consent order with the DTSC entered on June 27, 1989. Among other provisions, the consent order requires IT to revise its financial assurance estimates on March 1 of each year to reflect inflation adjustments and any changes in the cost estimates resulting from completion of interim closure procedures and from revisions in the closure and post-closure plans. Thereafter, the Company has sixty (60) days to adjust its financial assur-ance mechanisms to reflect the changed costs. IT has completed cost revisions required at March 1, 1994 and provided financial assurance on the amounts called for by the cost revisions. The DTSC is reviewing the revised amounts and is discussing certain aspects of the cost estimates with the Company.

     IT's inactive disposal sites are subject to the Resource Conservation and Recovery Act and other federal laws including the Toxic Substances Control Act, the Clean Water Act, the Clean Air Act and the regulations of the Occupational Safety and Health Act. The provisions of the Comprehensive Environmental Response, Compensation and Liability Act and its amendments generally do not presently affect the Company's four inactive disposal sites, but do apply in some cases to former business operations where the Company is an alleged generator or trans-porter of waste or former operator of a disposal site owned by others. California has been one of the leading states in regulating the transportation, treatment and disposal of hazardous waste substances. Under the Hazardous Waste Control Act, the DTSC administers a comprehensive regulatory program. California operations are also subject to regulation by the State Water Resources Control Board, the California Air Resourc-es Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts and various other state authori-ties. At the local level, treatment and disposal sites are also subject to zoning and land use restrictions, and other ordinanc-es.

     The California Toxic Pits Cleanup Act of 1984 (TPCA) required operators of certain surface impoundments to cease discharging liquid hazardous wastes into these units by a statutory dead-line, unless the units were retrofitted to meet minimum tech-nology requirements. The Company has taken reasonable measures and has made substantial progress toward compliance at the Vine Hill Complex, but cannot fully meet statutory requirements until final closure plans have been approved. The Company has discussed its TPCA compliance activities with the applicable RWQCB. Although substantial civil penalties are available for noncompliance with TPCA, the Company does not expect that penalties, if imposed, would be material to the Company's financial condition, given the circumstances and the Company's good faith efforts to achieve compliance and conclude closure.

     Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with applicable regulatory agencies. Such closure costs are comprised princi-pally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

     The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at March 31, 1994 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially differ-ent from the current carrying value.

     The USEPA and the DTSC are investigating certain transporta-tion and disposal activities conducted by numerous companies, including the Company or its predecessors, involving certain disposal sites in California, including the Operating Indus-tries, Inc. (OII) Superfund site. In connection with the OII action, the Company did not elect to join various proposed settlements with the USEPA for the first three interim remedial measures. The claims against the Company by the USEPA for these costs total approximately $8,500,000 and the claims by the PRP steering committee approximate $2,700,000. (The Company believes there is substantial duplication between the USEPA's and the PRP steering committee's claims.) The claims to date do not include certain future costs for site remediation and long-term monitoring and maintenance which are expected to be substantial. Based on the nature of the waste streams handled by the Company's subsidiaries and their conduct in handling the wastes, the Company believes its proper share of responsibility for the site is less than the share attributed to it by the USEPA and the PRP steering committee. Accordingly, the Company has not been able to agree to USEPA's or the PRP steering committee's claims. IT has met with the USEPA to propose and negotiate a release from alleged liability for past costs in return for IT undertaking remediation work at the site but the USEPA has not responded to the proposal. The Company has advised its liability insurance carriers as to the pendency of the USEPA's claim and requested indemnification and legal representation. The carriers dispute the scope of their coverage obligations to IT. The Company has also been named as a PRP in several other investigations, and has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

     The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed above. The adequacy of the provision for loss has been currently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

Long-term debt:

     Long-term debt consists of the following:

                                                                                            March 31,
                                                                                     1994                    1993
                                                                                     ----------------------------
                                                                                          (In thousands)
     9 3/8% senior notes, due 1996. . . . . . . . . . . . . . . . . . . . .        $ 50,000             $ 75,000
     11.63% secured loan. . . . . . . . . . . . . . . . . . . . . . . . . .           5,835               15,199
     Revolving credit facility. . . . . . . . . . . . . . . . . . . . . . .          17,000               29,000
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,058                1,307
                                                                                    -------              -------
                                                                                     73,893              120,506
      Less current portion  . . . . . . . . . . . . . . . . . . . . . . . .           5,268                4,695
                                                                                    -------              -------
                                                                                   $ 68,625             $115,811
                                                                                    -------              -------

     Aggregate amounts of long-term debt maturing in the five years following March 31, 1994 and thereafter are $5,268,000, $18,168,000, $50,151,000, $67,000, $66,000 and $173,000,
respectively.

     In July 1986, the Company issued $75,000,000 principal amount of senior notes, 9 3/8%, due July 1, 1996, with interest payable semiannually. The notes are redeemable at the Company's option at par after July 1, 1993. On November 15, 1993, the Company prepaid at par value $25,000,000 of the senior notes, utilizing the proceeds from the public offering of depositary shares (see Preferred stock).

     On June 25, 1990, an asset-based lender funded a $25,000,000 five-year installment loan at a fixed interest rate of 11.63%. The loan is secured by certain of the Company's HTTS equipment. On March 31, 1994, the Company prepaid the $4,952,000 balloon payment due June 30, 1995 on the loan in return for a partial release of collateral, leaving $5,835,000 outstanding which will be amortized over its original schedule through May 31, 1995.
The loan agreement contains certain financial ratio covenants, including working capital, interest coverage and leverage requirements. Due to the Company's fourth quarter loss in fiscal year 1994, an amendment was required to the loan agree-ment to maintain compliance. Terms of the amendment were approved subsequent to March 31, 1994 and the Company is in compliance with such amended terms.

     The Company's current banking arrangement provides for a revolving credit facility of up to $95,000,000 through September 30, 1995 and is secured principally by accounts receivable. In general, interest on borrowings under this line is at the bank's reference rate plus 1.75%, or in the case of Eurodollar borrow-ings, at the interbank offered rate plus 2.75%. The Company is subject to a 0.5% per annum charge on the unused portion of the commitment. The line of credit agreement stipulates that the Company must maintain certain minimum working capital, financial ratios and net worth requirements. In addition, the agreement includes certain other restrictive covenants, including limita-tions on the payment of cash dividends on common stock (and, if the Company is in default under the line, on the preferred stock), the repurchase of stock, the purchase or sale of significant assets, the aggregate amount of capital expendi-tures, and the incurrence of debt. Due to the Company's fourth quarter loss in fiscal year 1994, amendments were required to certain of the Company's loan covenants in order to maintain compliance. Terms of these amendments were approved subsequent to March 31, 1994 and the Company is in compliance with such amended terms.

     At March 31, 1994, the Company had $17,000,000 of borrowings outstanding against its credit facility. Additionally, standby letters of credit totaling approximately $55,500,000 were outstanding at March 31, 1994 related to financial assurance for the Company's inactive disposal facilities (see Discontinued operations - Transportation, treatment and disposal), and the Company's insurance and bonding requirements, leaving approxi-mately $22,500,000 unused. However, the amount of current availability under the Company's line is limited to the amount of collateral available in accordance with the loan agreement, principally 70-80 percent of the Company's eligible accounts receivable. At March 31, 1994, approximately $17,000,000 was available under the line. Availability fluctuates from month to month depending on the level of accounts receivable outstanding.

Income taxes:

     The benefit for income taxes consists of the following:

                                                                               Year ended March 31,
                                                               1994                     1993                      1992
                                                               -------------------------------------------------------
                                                                                   (In thousands)
     Current:
       Federal                                                 $   (104)                 $ (2,356)                $    125
       State                                                        422                     1,288                    1,278
                                                                -------                   -------                  -------
                                                                    318                    (1,068)                   1,403
                                                                -------                   -------                  -------
     Deferred:
       Federal                                                     (442)                      831                   (2,322)
       State                                                          -                      (779)                     149
                                                                -------                   -------                  -------
                                                                   (442)                       52                   (2,173)
                                                                -------                   -------                  -------
     Total benefit                                             $   (124)                 $ (1,016)                $   (770)
                                                                -------                   -------                  -------

The (benefit) provision for income taxes is included in the statements of operations as follows:

                                                                               Year ended March 31,
                                                               1994                     1993                      1992
                                                               -------------------------------------------------------
                                                                                   (In thousands)
     Continuing operations                                     $   (124)                 $  1,160                 $    827

     Discontinued operations:
       From operations                                                -                         -                      108
       From disposition                                               -                    (2,176)                  (1,705)
                                                                -------                    ------                  -------

     Total benefit                                             $   (124)                 $ (1,016)                $   (770)
                                                                -------                   -------                  --------

    A reconciliation of the provision for income taxes on continuing operations computed by applying the federal statutory rate of 34% to income from continuing operations before income taxes and the reported provision (benefit) for income taxes of continuing operations is as follows:

                                                        Year ended March 31,
                                                   1994        1993      1992
                                                   -----------------------------
                                                           (In thousands)
Income tax provision (benefit) computed at
  statutory federal income tax rate             $   (418)  $   (313) $  3,305
State income taxes, net of federal tax
  benefit, if any                                    422        650       675
Equity in loss of foreign subsidiaries              (374)         -       475
  Amortization of cost in excess of net assets
    of acquired businesses                           212        212       300
Benefit from utilization of financial accounting
  net operating loss carryforwards                     -          -    (4,318)
Other (principally nondeductible items)               34        611       390
                                                 -------    -------    ------
Total provision (benefit)                       $   (124)  $  1,160   $   827
                                                 -------    -------    -------

     At March 31, 1994, the Company had net operating loss (NOL) carryforwards of approximately $52,300,000 for tax reporting purposes expiring primarily in 2007 through 2009. The Company also has tax credit carryforwards of approximately $2,496,000 which expire in various years through 2002 and Alternative Minimum Tax credit carryforwards of approximately $1,809,000.

     During the third quarter of fiscal year 1993, the Company adopted SFAS No. 109, retroactive to April 1, 1992. This statement supersedes SFAS No. 96 which the Company adopted effective April 1, 1988. As allowed under SFAS No. 109, the Company reported the effect of the adoption of SFAS No. 109 as a cumulative effect of a change in accounting for income taxes of $13,000,000 of income and prior year consolidated financial statements were not restated. SFAS No. 109 retains the princi-pal objectives of SFAS No. 96; however, the new standard applies less restrictive criteria for recognizing deferred tax assets. Unlike the prior standard, SFAS No. 109 permits consideration of future events to assess the likelihood that tax benefits will be realized in future years. To the extent that current available evidence about the future raises doubt about the realization of the deferred tax asset, a valuation allowance must be estab-lished.

     Upon adoption of SFAS No. 109, the Company recorded a deferred tax asset of $22,667,000 as of April 1, 1992 representing the tax benefit of future federal and state tax deductions, net operating loss, alternative minimum and investment tax carry-forwards and established a valuation allowance of $7,700,000 against that asset. This allowance may be adjusted based upon the Company's ability or inability to demonstrate with reason-
able certainty there will be sufficient taxable income as may be required to utilize tax benefits related to the balance of the asset. At March 31, 1993, the Company increased the valuation allowance to $10,119,000 due to the relative uncertainty that the tax benefits from the additional provision for loss from discontinued operations recorded in the fourth quarter of fiscal year 1993 would be realized. At March 31, 1994, the Company increased the valuation allowance to $13,519,000, principally due to the recognition of additional state deferred tax assets, principally state NOL carryforwards, and the relative uncertain-
ty that such state benefits will be fully utilized.   At March
31, 1994 and 1993, the Company had deferred tax assets and liabilities as follows:

                                                           March 31,
                                                    1994             1993
                                                   --------------------------
                                                         (In thousands)
Deferred tax assets:
  Closure accruals - discontinued operations      $    21,630   $   25,223
  Net operating loss carryforwards                     17,784        8,062
  Alternative minimum tax credit carryforwards          1,809        1,866
  Investment and other tax credit carryforwards         2,496        2,496
  Other, net                                            6,684        7,835
                                                      -------      -------
      Gross deferred tax asset                         50,403       45,482
  Valuation allowance for deferred tax asset          (13,519)     (10,119)
                                                      -------      -------
      Total deferred tax asset                         36,884       35,363
                                                      -------       ------

Deferred tax liabilities:
  Tax depreciation in excess of book depreciation     (11,793)     (10,926)
  Asset basis difference - discontinued operations    (10,301)     (10,301)
                                                     ---------    --------
    Total deferred tax liabilities                    (22,094)     (21,227)
                                                     ---------    --------

    Net deferred tax asset                        $    14,790   $   14,136
                                                     ---------    --------

Net current asset                                 $     9,329   $   10,638
Net noncurrent asset                                    5,461        3,498
                                                    ---------     --------
    Net deferred tax asset                        $    14,790   $   14,136
                                                    ---------     --------


Commitments and contingencies:

     Lease commitments

     The Company's operating lease obligations are principally for buildings and equipment. Generally, the Company is responsible for property taxes and insurance on its leased property. At
March 31, 1994, future minimum rental commitments under noncan-celable operating leases with terms longer than one year aggregate $49,521,000 and require payments in the five succeed-ing years and thereafter of $12,939,000, $12,177,000,
$8,573,000, $4,613,000, $3,694,000, and $7,525,000, respective-
ly.

     Rental expense related to continuing operations was $14,912,000, $17,467,000 (including $2,014,000 of the restruc-
turing charge) and $18,668,000 (including $2,969,000 of the restructuring charge) for fiscal years 1994, 1993 and 1992, respectively.

     Contingencies

          Class action lawsuit

     In July 1988, a purported class action lawsuit was filed in California state court on behalf of stockholders and noteholders of the Company alleging securities law violations and fraud and negligent misrepresentation in connection with the purchase of shares of the Company's common stock and 9 3/8% senior notes by members of the purported class between January 1986 and April 1987. The complaint also named as defendants the underwriters who performed services in connection with the senior note offering. In addition, the complaint alleged that certain of the Company's officers and directors sold shares of the Com-pany's common stock at artificially inflated prices based on undisclosed information about the Company. The plaintiffs sought unspecified damages, including punitive damages plus costs associated with the litigation. Upon motions filed by all defendants, the Court dismissed this lawsuit with prejudice on January 3, 1990. Plaintiff filed an appeal of this dismissal on February 15, 1990 in the California Court of Appeal for the Second Appellate District, which was denied on May 3, 1991. On June 12, 1991, plaintiff filed a petition for review with the California Supreme Court regarding this appeal and review of the case was granted by the Court. The California Supreme Court affirmed the Court of Appeals, and the dismissal is now final.

     Additionally, in December 1989, plaintiffs in this lawsuit filed another class action in federal court which contains essentially the same allegations and damage claims as those set forth in the dismissed state action, except that it has been brought only on behalf of the stockholders of the Company and raises a claim under the Securities Exchange Act of 1934. The Company is defending the action vigorously. Discovery on this action was in progress when, by order dated March 11, 1992, the federal court granted the Company's motion for reconsideration of its earlier denied motion for judgment on the pleadings and, on March 31, 1992, judgment was entered against the plaintiffs' claims. In dismissing the plaintiffs' claims, the court accepted defendants' arguments based on a 1991 United States Supreme Court decision which declared a uniform statute of limitations for such actions. Congress has since passed Section 27A of the Securities Exchange Act of 1934, which purports to reinstate the formerly applicable statute of limitations for actions pending on the date of the Supreme Court's decision. The plaintiffs moved the court to reconsider its March 11, 1992 order in part based upon a recent Ninth Circuit Court of Appeal case upholding the constitutionality of Section 27A which motion was granted on May 11, 1993. The court has set a trial date of January 10, 1995. After consultation with outside counsel and in consider-ation of the availability of insurance coverage, management believes the outcome of this matter will not have a material adverse effect on the consolidated financial condition of the Company.

          Motco

     On December 4, 1991, the Company announced the suspension of work on the Motco project, the cleanup of a Superfund site in Texas, and the filing of a $56,000,000 breach of contract lawsuit against the Motco Trust, the potentially responsible party (PRP) group that agreed to finance remediation of the site and Monsanto Company, the leader of the PRP group.

     In January 1988, the Company was retained by the Motco Trust to destroy waste contained in pits at the site using two transportable incinerators designed and operated by IT. Based on information provided to IT in the Motco Trust's request for proposal, the Company bid and was awarded a fixed-price contract for approximately $33,000,000 which was subsequently increased to approximately $38,000,000 through change orders. Of that amount, approximately $21,000,000 has been paid to the Company. In early 1991, IT advised the Motco Trust and Monsanto that it would cost substantially more to complete the project because the scope of work had changed and because the chemical makeup, quantities and mixture of waste at the site were dramatically different from that portrayed by data provided to IT in Motco Trust's request for proposal. Additionally, the project was impacted by other actions of the Motco Trust and Monsanto, including the pumping of contaminated water and waste into the Motco pits from an unrelated project which was managed by the Motco Trust and Monsanto.

     IT continued work at the site in good faith while negotiations were occurring with the Motco Trust and Monsanto. Approximately $31,000,000 of direct costs were incurred in excess of those recovered under the contract and recorded as a contract claim receivable and are included in noncurrent assets in the Com-pany's consolidated balance sheet at March 31, 1994 and 1993.
IT has not recognized any overhead cost recovery or profit on this project to date. IT sued to recover costs and profit of approximately $56,000,000.

     On December 26, 1991, the Motco Trust and Monsanto filed an answer to IT's denied liability to IT on the grounds that the Motco Trust had executed a change order on or about September 28, 1990 address-ing many of the claims and purported underlying events alleged in the lawsuit and had received a full release from IT regarding those matters, that IT has failed to mitigate the damages alleged to have been incurred by IT, that IT has failed to manage and control its costs with respect to its work on the project, and that IT's lawsuit fails to state a claim upon which relief can be granted as it claims extra-contractual compensa-tion. Monsanto also denies any separate liability from that of the Motco Trust.

     In its counterclaim, the Motco Trust seeks recovery of $27,000,000 of monetary damages including all payments to third parties to complete performance of the project, all penalties or other liabilities to any governmental entity, and any related damages which occur as a result of the breach of contract by IT which is alleged to have occurred upon the filing of the lawsuit by IT and concurrent suspension of work at the site.

     The case was tried to a jury during March and April of 1994. As a result of that trial, the jury rendered a special verdict in IT's behalf wherein they found that Monsanto had breached its contract with IT, had defrauded IT and had provided IT with information which constituted a negligent misrepresentation as to the waste characteristics. The jury found that the amount of damages caused IT as a result of these acts was in the amount of $52,800,000. The jury also found that Monsanto should pay punitive damages in the amount of $28,550,000, together with attorneys' fees in the amount of approximately $2,300,000. The jury further found that IT did not commit fraud against the defendants, that any breach of contract IT may have committed was excused, and that Motco Trust should not recover on its $27,000,000 counterclaim.

     Monsanto has filed a motion for judgment notwithstanding the verdict, and, alternatively, for a new trial. If the Court orders a new trial, the verdict will be set aside pending a complete retrial before a new jury. If Monsanto's motions with the trial court are denied, the judgment is subject to appeal.

     After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside counsel, management believes that, subject to the inherent uncertainties of litigation, the Company more likely than not will recover the contract claim receivable recorded to date and prevail on Motco Trust's counterclaim. However, if this matter is resolved in an amount significantly lower than the contract claim receivable recorded by IT or if the Motco Trust prevails in its counter-claim and recovers any significant amount of damages, a material adverse effect to the consolidated financial condition of the Company would result.

          Central Garden

     On July 14, 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility. In addition to the owner of the facility, Central and two other lessees of the finished product warehouse facility (an electrical supply company and a pharmaceutical company) incurred significant property damage and substantial loss of inventory.

     On August 2, 1992, a petition for damages was filed against the Company and Central by residents of a nearby apartment complex alleging personal injuries caused by the release of hazardous and noxious materials into the atmosphere as a result of the fire. Central filed an answer, cross-claim, and third-party complaint. In the complaint and cross-claim, Central alleges, among other things, that the Company was the cause of the fire in failing to exercise proper care in the cleanup of the spill, and was responsible for the property damage, loss of contents, loss of profits and other economic injury, and expenses incurred in the cleanup. Further, Central claims a set-off for monies due the Company for cleanup services rendered by the Company after the fire and seeks indemnity for any damages assessed against Central. The Company has responded to the complaint and cross-claim alleging, among other things, improper storage and handling of hazardous materials by Central. This case was remanded to state court for lack of diversity jurisdiction. The Company has also filed its own cross-com-plaint against Central for services rendered after the fire and has denied responsibility for the fire, raised certain defenses, and further claimed that Central was not entitled to a set-off. The monies due the Company for services rendered to Central approximate $1,700,000 and are included in accounts receivable in the Company's consolidated balance sheet at March 31, 1994 and 1993. Neither Central nor the nearby residents have formally specified the damages they seek, although, based on early discovery, it appears Central claims losses in the $3,000,000 range for destruction of inventory, plus unspecified additional damages, including other amounts it may be required to pay as a result of the fire, for which it seeks indemnity from IT.

     A complaint has also been filed in state court in this matter by the insurer for the electrical supply company against the Company, Central, the lessor and certain insurers. While the complaint does not specify the damages sought, an earlier demand was made for approximately $1,800,000.

     In addition, the owner of the adjacent pharmaceutical company and its insurers have filed suit against the Company, Central, the lessor, a construction company which built a fire wall that allegedly did not meet the building code, the manufacturer of the chemicals which were spilled and certain insurers. While damages have not been formally specified, it appears plaintiff is claiming loss of the warehouse inventory valued in excess of $9,000,000, as well as business interruption. The lessor has also filed a cross-claim and third party complaint against the Company and others in this action.

     Several other actions arising out of the fire have recently been filed which the Company believes are substantially duplica-tive of the previously filed cases in the types and amounts of relief sought.

     These matters are at a relatively early stage, and trial dates have not been set. A discovery schedule has been established which contemplates completion in the fall of 1994 as to the issues of factual causation. The Company is unable at this time to predict the outcome and is defending the actions vigorously.
The Company's insurance carrier has been notified of the matter and is a defendant in one of the actions. The Company's carrier is defending the actions subject to a reservation of its rights to contest coverage at a later date. The Company has filed a protective action seeking determination of coverage.

          Helen Kramer

     On May 3, 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S. Army Corps of Engineers with regard to the Helen Kramer remediation contract, a substan-tially completed project which the Company performed in joint venture. Since August 1992, the Defense Contract Audit Agency
(DCAA) has been conducting an audit of certain claims submitted by the joint venture. The Company has been informed that there is a federal civil and criminal investigation into the claims. The Company is also aware that one of its employees who provided procurement support for the Helen Kramer project has been subpoenaed to appear before a federal grand jury in Philadel-phia, Pennsylvania. This matter is at a very preliminary stage. The Company is cooperating fully with the government's investi-gation. In addition, by letter dated October 3, 1993, a shareholder of the Company alleged that the acts giving rise to the OIG's investigation constituted, among other things, a waste of the Company's assets, and demanded that the Company institute an action against those responsible for the alleged wrongdoing. The Company is investigating the shareholder's claims fully.

          Other

     Various other claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. Management believes that such claims and actions are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company.

     The Company maintains a liability insurance program which includes commercial general liability, product liability, automotive liability, employers' liability, workers' compensa-tion, all risk property coverage, contractor's pollution liability, professional errors and omissions, and directors' and officers' liability insurance coverage. A portion of the Company's commercial general liability, automotive liability and workers' compensation insurance is provided through arrangements which require the Company to indemnify the insurance carriers for all losses and expenses under the policies and to support the indemnity commitments with letters of credit.

     Environmental Impairment Liability coverage is provided through the Company's captive insurance subsidiary, which has issued a $32,000,000 policy exclusively for IT's inactive treatment, storage and disposal sites located in Northern California. See Discontinued operations - Transportation, treatment and disposal for information regarding certain legal and governmental proceedings affecting the Company's treatment, storage and disposal sites.

Restructuring charges:

     In connection with the realignment and streamlining of the Company's organization which was initiated in the fourth quarter of fiscal year 1993, the Company incurred a pre-tax restructur-ing charge of $8,378,000. The restructuring charge included costs for the consolidation of facilities in the United States through office combinations or shutdowns, related asset write-offs, severance payments to employees, and the disposition of most of the Company's European operations through either closure or sale.

     At the end of fiscal year 1992, the Company implemented a restructuring program which was the result of an evaluation of operational capacity, productivity and overhead costs. The program included staff reductions, facility closures of several unproductive engineering offices and the San Jose, California laboratory, and related asset writeoffs and lease termination accruals. In fiscal year 1992, the Company recorded a $6,997,000 restructuring charge.

Governmental regulation:

     The Company is subject to extensive regulation by applicable federal, state and local agencies. All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework, aggressive governmental enforcement and a highly visible political environ-ment. The Company's operations must satisfy stringent laws and regulations applicable to performance. Future changes in regulations may have an adverse effect on the Company's busi-ness.

Preferred stock:

     In a September 1993 public offering, the Company issued 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock). The depositary shares entitle the holder to all proportional rights and preferences of the Preferred Stock, including dividend, liquida-tion, conversion, redemption and voting rights and preferences. The net proceeds from the issuance were $57,130,000.

     The Preferred Stock ranks as to dividends and liquidation, prior to the Company's common stock and Series A Junior Partici-pating Cumulative Preferred Stock, if issued. (See Stockholder Rights Plan.) The dividend per annum and liquidation preference for each share of Preferred Stock are $175 and $2,500, respec-tively, and for each depositary share are $1.75 and $25, respectively. Dividends on the Preferred Stock and depositary shares are cumulative and payable quarterly.

     The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $5.84 per share. On any dividend payment date on or after September 30, 1996, the Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convert-ible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The Preferred Stock may be redeemed at any time on or after September 30, 1996, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per deposi-tary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

     The Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the Preferred Stock is in arrears. Such voting rights will continue until such time as the dividend arrearage on the Preferred Stock has been paid in full.

Stock incentive plans:

     The Company has a 1991 Stock Incentive Plan (1991 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of the grant. At March 31, 1994, the maximum number of shares of the Company's common stock that may be issued pursuant to awards granted under the 1991 Plan is 1,377,758. At April 1 of each fiscal year, the maximum number of shares available for award under the 1991 Plan will be increased by an amount which represents 2% of the number of shares of the Company's common stock which are issued and outstanding at that date. During the fiscal year ended March 31, 1994, the first series of options were granted under the 1991 Plan, which expires in fiscal year 1996.

     The Company also had a 1983 Stock Incentive Plan (1983 Plan) which provided for the granting of incentive and non-qualified stock options and stock appreciation rights and the issuance of restricted common stock. Options granted under the 1983 Plan and outstanding at March 31, 1994, will expire at various dates through July 3, 2003. No stock appreciation rights were granted under the 1983 Plan. No shares are available for grant under the 1983 Plan, which expired in September 1993.


     Changes in the number of shares represented by outstanding options under the 1991 Plan and the 1983 Plan during the fiscal years ended March 31, 1994, 1993 and 1992 are summarized as follows:

                                                 Year ended March 31,
                                           1994         1993         1992
                                        -------------------------------------
Outstanding at beginning
  of year                               2,787,152    2,640,578    2,891,057

Options granted
  (1994, $3.125 - $5.875 per share;
  1993, $4.875 - $7.00 per share;
  1992, $7.625 - $9.75 per share)       1,007,200      797,500      366,865

Options exercised
  (1994, $2.75 - $4.625 per share;
  1993, $3.00 - $5.50 per share;
  1992, $2.75 - $8.00 per share)         (170,583)    (239,539)    (335,663)

Options expired and forfeited            (436,750)    (411,387)    (281,681)
                                        ---------     --------    ---------

Outstanding at end of year (1994,
  $3.125 - $11.00 per share)            3,187,019    2,787,152    2,640,578
                                        ---------    ---------    ---------

Vested options                          1,484,947    1,390,574    1,179,960
                                        ---------    ---------    ---------

Stockholder Rights Plan:

     On December 14, 1989, the Company adopted a Stockholder Rights Plan (the Rights Plan), pursuant to which the Company distribut-ed one stock purchase right (a Right) with respect to each share of common stock outstanding on the December 26, 1989 record date. The Rights Plan provides that in the event that any person becomes the beneficial owner of 20% or more of the outstanding shares of common stock (a 20% Stockholder) or commences a tender offer or exchange offer, the consummation of which would cause such person to become a 20% Stockholder, each Right will entitle the holder (other than a 20% Stockholder) to purchase, at any time on or after the tenth business day following the date of such event, at the then-current exercise price (initially $35), one two-thousand-five-hundredth of a share of Series A Junior Participating Cumulative Preferred
Stock, par value $100, of the Company, which one two-thousand-five-hundredth of a share is designed to have a value approxi-mately equal to the value of one share of common stock. In the event that any person becomes a 20% Stockholder, each previously unexercised Right will entitle the holder (other than the 20% Stockholder) to purchase, at any time on or after the tenth business day following the date of such event, shares of common stock having a market value equal to two times the then-current exercise price. In the event that, at any time on or after the date that a person becomes a 20% Stockholder, the Company is merged into another corporation or 50% or more of the Company's assets are sold, then each previously unexercised Right will entitle the holder (other than the 20% Stockholder) to purchase, at any time on or after such date, shares of common stock of the acquiring corporation having a market value equal to two times the exercise price. In connection with the Rights Plan, the Company has designated 40,000 shares of its authorized preferred stock as Series A Junior Participating Cumulative Preferred
Stock.

     The Rights may be redeemed by the Company at a price of $.01 per Right at any time until they become exercisable to purchase common stock of the Company or another corporation. The Company may redeem the Rights only with the concurrence of a majority (but not less than three) of the independent directors. The Rights, which do not have voting rights and are not entitled to dividends, expire on December 14, 1999.

Class action lawsuit:

     In fiscal year 1994, 1,872,759 shares of common stock valued at $6,350,000 were issued in settlement of a class action lawsuit alleging certain securities law violations emanating from a 1987 offering of common stock. A charge of $7,300,000 was taken to other expense in the consolidated statement of operations in fiscal year 1993 to provide for this settlement and related expenses.

Major customers:

     A total of 53%, 45% and 37% of the Company's revenues during fiscal years 1994, 1993 and 1992, respectively, were from federal governmental agencies, primarily the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE). In fiscal years 1994, 1993 and 1992, the DOD provided 33%, 19% and 12%, respectively, of the Company's revenues. The DOE provided 15%, 16% and 15% of the Company's revenues during fiscal years 1994, 1993 and 1992, respectively.

Employee benefit plans:
     The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company funds current costs as accrued, and there are no unfunded vested benefits. The Plan requires a minimum annual Company contribution of 4% and allows a maximum contribution of up to 8% of participants' eligible compensation up to $235,840, $228,860 and $222,220 for fiscal years 1994, 1993 and 1992, respectively. In fiscal years 1992 through 1994, 4% of participants' eligible compensation was annually contributed to the Plan.

     Pension and profit sharing expense was $3,987,000, $3,580,000 and $3,170,000 for fiscal years 1994, 1993 and 1992, respective-ly.

     The Company presently provides certain health care benefits for retirees who are over age 60 and have completed a specified number of years of service. In fiscal year 1994, the Company contributed approximately $50,000 toward these benefits. Statement of Financial Accounting Standards No. 106 (SFAS No.
106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which became effective for the Company in fiscal year 1994, requires accrual, during the years that the employee renders the necessary service, of the expected cost of providing these benefits to an employee and the employee's covered dependents. Under SFAS No. 106, the Company is recognizing its Accumulated Postretirement Benefit Obligation (APBO or Transi-tion Obligation) of $733,000 on a delayed basis as a component of net periodic postretirement benefit cost and will amortize this cost over 20 years. Annual total expense for postretire-ment benefits under SFAS No. 106 including amortization of the APBO in fiscal year 1994 was $250,000.

Events subsequent to March 31, 1994 (unaudited):

     On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporat-ed (Corning) combined the two companies' environmental analyti-cal services businesses into a newly formed 50/50 jointly-owned company (the joint company). The joint company will operate independently with a separate board of directors comprised of representation from IT and Corning, and will provide services to the Company on a competitive basis. In connection with the transaction, IT and Corning will contribute the net assets of their respective laboratory businesses into the joint company. Additionally, IT issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share. The financing of the joint company will be provided by a $60,000,000 bank line of credit.
IT's 50 percent investment in the joint company will be account-ed for under the equity method. An aggressive integration plan will be implemented in the early stages of operations of the joint company. The plan will include consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems, resulting in productivity gains achieved through economies of scale. Consequently, it is estimated that the joint company will incur a charge for integration of approximately
$20,000,000, principally non-cash, in the quarter ending June
30, 1994. IT will reflect 50 percent of such charge in its financial statements in the same quarter.

Quarterly results of operations (In thousands, except per share data) (unaudited):

                        First         Second           Third         Fourth
                       quarter        quarter         quarter        quarter
                       -----------------------------------------------------
1994:
 Revenues . . .     $   102,549    $    100,665    $    92,524    $    97,065
 Gross margin .          17,249          16,319         13,380         11,239
 Net income (loss)        1,962           1,692            726         (5,486)
 Net income (loss)
   applicable
   to common stock        1,962           1,657           (324)        (6,536)
 Net income (loss)
   per share (net of
   preferred stock
   dividends) .      $       .06    $        .05    $      (.01)   $     (.19)
                      ----------     -----------     ----------     ---------

1993:
 Revenues  . . .     $   102,558    $    102,811    $   101,673    $  103,497
 Gross margin  .          19,235          18,842         18,019        17,177
 Income (loss)
   from continuing
   operations  .           4,790           2,127         (4,346)       (4,653)
 Loss from
   discontinued
   operations. .               -               -         (3,809)       (6,800)
 Income (loss)
   before cumulative
   effect of
   change in
   accounting
   for income taxes.        4,790           2,127        (8,155)      (11,453)
 Cumulative effect of
   change in accounting
   for income taxes        13,000               -             -             -
 Net income (loss).        17,790           2,127        (8,155)      (11,453)
 Net income (loss)
  per share:
   Continuing
    operations  .     $       .14    $        .06    $     (.13)   $     (.13)
   Discontinued
     operations.                -               -          (.11)         (.20)
 Cumulative effect
   of change in
   accounting
   for income
   taxes . . . . .            .39               -             -             -
                        ---------     -----------     ----------     ---------
 Net income (loss)
   per share . .      $       .54    $        .06    $     (.24)   $     (.33)
                        ---------     -----------     ----------     ----------

     Beginning with the second quarter of fiscal year 1994, net income (loss) applicable to common stock represents net income
(loss) after preferred dividends on the Company's 7% Cumulative Convertible Exchangeable Preferred Stock. (See Preferred stock.)
     In the fourth quarter of fiscal year 1994, the Company recorded a $3,000,000 ($.09 per share ) after tax provision related to the actuarially determined value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 to 1992) who retired from that position effective April 1, 1994. (See Summary of significant accounting policies - Accrued contractual retirement benefits.) In addition, the Company wrote off its investment in a planned treatment facility in the U.K. in the amount of $1,600,000 ($.05 per share) after tax in the fourth quarter of fiscal year 1994.

     During the fourth quarter of fiscal year 1993, the results of continuing operations were impacted by two items. The Company recorded an approximate $5,900,000 ($.17 per share) after tax restructuring charge for the consolidation of operations in the United States and the disposition of most of the Company's European operations. (See Restructuring charges.) Additional-ly, the Company provided for an approximately $700,000 ($.02 per share) after tax adjustment to the initial provision for the anticipated settlement of the stockholders' lawsuit. (See Class action lawsuit.)

     During the third quarter of fiscal year 1993, the Company recorded charges to continuing operations related to the following: approximately $5,400,000 ($.16 per share) after tax for the initial anticipated settlement of a stockholders' lawsuit (see Class action lawsuit); and approximately $1,700,000 ($.05 per share) after tax for the writeoff of nonrecoverable costs invested in a U.K. joint venture.

     During the first quarter of fiscal year 1993, the results of continuing operations were affected by the approximately
$2,200,000 ($.07 per share) after tax gain on the sale of the Company's investment in common stock options of EXEL Limited, an offshore casualty insurance company.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were none.


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in the regi-strant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for September 1, 1994 (the Proxy State-ment) is incorporated herein by reference. See also "Executive Officers of the Company" in Part I of this report for certain information concerning the Company's executive officers.


ITEM 11.  EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation" in the Proxy
Statement is incorporated herein by reference.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The section entitled "Beneficial Ownership of Shares" in the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Certain Transactions" in the Proxy
Statement is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

Financial Statement Schedules
II.       Loans receivable from employees. . . . . . . . . . .           S-1
V.        Property, plant and equipment. . . . . . . . . . . .           S-2
VI.       Accumulated depreciation on property, plant and equip
            ment . . . . . . . . . . . . . . . . . . . . . . .           S-3
VIII.     Valuation and qualifying accounts. . . . . . . . . .           S-4
X.        Supplementary income statement information  . . . . .          S-4

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated finan-cial statements or notes thereto.

Exhibits

     These Exhibits are numbered in accordance with the Exhibit
Table of Item 601 of Regulation S-K.

Exhibit No.    Description
- -----------------------------------------------------------------------------
2              Omitted - Inapplicable.

3(i) Certificate of Incorporation of the registrant as amended by Amendment to Certificate of Incorporation filed
               September 17, 1987, with Delaware Secretary of State.(2)

3(ii)          Bylaws of the registrant as amended through June 2, 1994.

4(i)           1.        Rights Agreement dated as of December 14, 1989 by
                         and between International Technology Corporation and Bank of America National Trust and Savings
                         Association, as Rights Agent.(3)

               2.        Amendment No. 1 to Rights Agreement.(9)

4(iii)         1.        Indenture dated as of June 15, 1986 between Inter-
                         national Technology Corporation and Continental
                         Illinois National Bank and Trust Company of Chicago relating to the Company's 9 3/8% Senior Notes due
                         1996.(1)

               2. Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, $100 par value.(8)

               3. Certificate of Amendment of Certificate of Designa-tions of Series A Junior Participating Cumulative Preferred Stock, $100 par value.(9)

               4. Certificate of Designations with respect to the registrant's 7% Cumulative Convertible Exchangeable Preferred Stock, $100 par value.(9)

               5. Indenture for the registrant's 7% Convertible Subordinated Debentures Due 2008.(9)

9              Omitted - Inapplicable.

10(ii)         1.        Secured Loan Agreement dated as of April 20, 1990
                         among the registrant, IT Corporation and Household
                         Commercial of California, Inc.(5)

               2. First Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 16, 1992.(9)

               3. Second Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 28, 1993.(9)

               4. Third Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of November 11, 1993.

               5. Fourth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of February 11, 1994.

               6. Fifth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of March 31, 1994.

               7. Sixth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 28, 1994.

               8. Syndicated Credit Agreement dated as of August 27, 1991 among the registrant, IT Corporation and Bank of America National Trust and Savings Association, as agent for the bank group.(7)

               9. First Amendment to Credit Agreement and Waiver among the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 19, 1992.(9)

               10. Second Amendment to Credit Agreement and Waiver among the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 28, 1993.(9)

               11. Third Amendment to Credit Agreement and Waiver among the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of March 24, 1994.

               12. Fourth Amendment to Credit Agreement and Waiver among the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 24, 1994.

               13. Asset Transfer Agreement among MetPath Inc., the registrant and IT Corporation dated as of May 2, 1994.

               14. Securities Acquisition Agreement between the regis-trant and MetPath Inc. dated as of May 2, 1994.

10(iii)          1.      Directors' Retirement Program.(4)

                 2. Description of Special Turn-a-Round Plan (Fiscal Year 1995 Management Incentive Plan) of the registrant.

               3.        1983 Stock Incentive Plan, as amended.(8)

               4.        Retirement Plan of IT, as amended by Amendment No.
                         1 and Amendment No. 2.(1)

               5. Form of Severance Benefit Agreement between the registrant and certain officers of the regis-trant.(5)

               6.        1991 Stock Incentive Plan.(6)

               7.        Agreement dated July 14, 1992 between Robert B.
                         Sheh and the registrant.(8)

               8.        Agreement dated November 4, 1993 between Larry M.
                         Hart and the registrant.

               9. Agreements dated November 5, 1993 between E. Brian Smith and the registrant.

               10. Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the registrant.

11             1.        Computation of Per Share Earnings for the three
                         years ended March 31, 1994.

12             Omitted - Inapplicable.

13             Omitted - Inapplicable.

16             Omitted - Inapplicable.

18             Omitted - Inapplicable.

21             1.        List of the registrant's subsidiaries.

22             Omitted - Inapplicable.

23             Consent of Independent Auditors.

24             Omitted - Inapplicable.

27              1.       Financial Data Schedule for the year ended March
                         31, 1994.

                2.       Financial Data Schedule for the quarter ended March
                         31, 1994.

28             Omitted - Inapplicable.

99             Omitted - Inapplicable.
__________
(1)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Registration
               Statement on Form S-l (No. 33-6310) and incorporated herein by reference.
(2)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1988 and incorporated herein by reference.
(3)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to registrant's Form 8-K dated
               December 14, 1989 and incorporated herein by reference.
(4)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.
(5)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Amended
               Annual Report on Form 10-K for the year ended March 31,
               1990 and incorporated herein by reference.
(6)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to registrant's Registration
               Statement on Form S-8 (No. 33-52974) and incorporated herein by reference.
(7)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to registrant's Form 8-K dated
               September 4, 1991 and incorporated herein by reference.
(8)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.
(9)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to registrant's Registration
               Statement on Form S-3 (No. 33-65988) and incorporated herein by reference.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, California on the 29th day of June 1994.


                                            INTERNATIONAL TECHNOLOGY
                                            CORPORATION


                                            By  ROBERT B. SHEH

                                                Robert B. Sheh
                                                President and Chief
                                                Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


RALPH S. CUNNINGHAM
Ralph S. Cunningham                                Chairman of the Board of                                June 29, 1994
                                                     Directors




ROBERT B. SHEH                                                                                             June 29, 1994
Robert B. Sheh                                     Director, President and
                                                     Chief Executive Officer



DONALD S. BURNS
Donald S. Burns                                    Director                                                June 29, 1994




ROBERT W. DAVIS
Robert W. Davis                                    Director                                                June 29, 1994




ROBERT R. DOCKSON
Robert R. Dockson                                  Director                                                June 29, 1994





_________________
Michael N. Hammes                                  Director                                                June ____, 1994




JOHN H. HUTCHISON
John H. Hutchison                                  Director                                                June 29, 1994




MURRAY H. HUTCHISON
Murray H. Hutchison                                Director                                                June 29, 1994




JAMES C. MCGILL
James C. McGill                                    Director                                                June 29, 1994




JACK O. VANCE
Jack O. Vance                                      Director                                                June 29, 1994




ANTHONY J. DELUCA
Anthony J. DeLuca                                  Senior Vice President                                   June 29, 1994
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)


PHILIP H. OCKELMANN
Philip H. Ockelmann                                Vice President, Treasurer and Controller                June 29, 1994
                                                   (Principal Accounting Officer)


                               INTERNATIONAL TECHNOLOGY CORPORATION
                        Schedule II -- Loans receivable from employees (1)
                                          (In thousands)

                                    Balance at
                                    beginning                                                           Balance
                                    of period          Loans         Repayments          Other         end of period
                                    --------------------------------------------------------------------------------
Year ended March 31, 1994:
     Brian J. Baxter . . . . . . $      87       $        -        $        -        $     (12) (2)  $      75
     Jon S. Holmgren . . . . . .        60                -               (60)               -               -
     James R. Mahoney. . . . . .       180                -                 -              (10) (2)        170
     Frank C. Rice . . . . . . .        45                -                 -               (8) (2)         37
     Michael C. Salmon . . . . .        95                -                 -               (5) (2)         90
     Robert B. Sheh. . . . . . .         -              200                 -              (10) (2)        190
     E. Brian Smith. . . . . . .       150                -                 -             (150) (3)          -
     Raymond W. Stockstill   . .        60                -               (60)               -               -
                                   -------          -------           -------          -------          ------
                                 $     677        $     200         $    (120)       $    (195)       $    562
                                   -------          -------           -------          -------          ------

Year ended March 31, 1993:
     Brian J. Baxter  . . . . . .$     100        $       -         $       -        $     (13)       $     87
     Jon S. Holmgren . . . . . .        70                -                 -              (10)             60
     James R. Mahoney. . . . . .       190                -                 -              (10)            180
     Frank C. Rice . . . . . . .        53                -                 -               (8)             45
     Michael C. Salmon . . . . .         -              100                 -               (5)             95
     E. Brian Smith. . . . . . .       175                -                 -              (25)            150
     Raymond W. Stockstill . . .        70                -                 -              (10)             60
                                  --------         --------          --------          --------        -------
                                 $     658        $     100         $       -         $    (81)(2)    $    677
                                  --------         --------          --------          --------        -------

Year ended March 31, 1992:
     Brian J. Baxter . . . . . . $     112        $       -        $        -         $    (12)       $    100
     Jon S. Holmgren . . . . . .        80                -                 -              (10)             70
     James R. Mahoney. . . . . .       200                -                 -              (10)            190
     Frank C. Rice . . . . . . .        60                -                 -               (7)             53
     E. Brian Smith. . . . . . .       200                -                 -              (25)            175
     Raymond W. Stockstill . . .        80                -                 -              (10)             70
                                  --------        ---------         ---------          -------         -------
                                 $     732       $        -        $        -         $    (74)(2)    $    658
                                  --------        ---------         ---------          -------         -------




(1) Amounts relate to interest-free loans to certain officers and employees principally for real estate purchases in connection with relocations and are classified as long-term assets in the consolidated financial statements.

(2) Represents annual forgiveness of loans based on continuing service to the Company.

(3) Represents loan forgiveness resulting from an employment termination agreement with this former President and Chief Operating Officer of the Company.



                         INTERNATIONAL TECHNOLOGY CORPORATION
                    Schedule V -- Property, plant and equipment (1)
                                    (In thousands)

                                        Balance at                                                             Balan
                                        beginning        Additions        Sales or                            at en
                                        of period         at cost        retirements          Other  (3)     of period
                                        ------------------------------------------------------------------------------
Year ended March 31, 1994:
     Land and land improvements. . . $     2,136      $         -      $         (9)     $         -      $     2,127
     Buildings and leasehold
       improvements. . . . . . . . .      25,906              273              (249)               -           25,930
     Machinery and equipment . . . .     149,250            9,906            (4,227)               -          154,929
                                         -------          -------           -------         --------         --------
                                         177,292           10,179            (4,485)               -          182,986
     Construction-in-progress. . . .      17,145            4,566 (2)        (2,260)               -           19,451
                                         -------          -------           -------         --------         --------
                                     $   194,437      $    14,745      $     (6,745)     $         -      $   202,437
                                         -------          -------           -------         --------         --------

Year ended March 31, 1993:
     Land and land improvements. . . $     2,277      $         7      $       (148)     $         -      $     2,136
     Buildings and leasehold
       improvements. . . . . . . . .      26,034              535              (663)               -           25,906
     Machinery and equipment . . . .     147,830            7,763            (6,343)               -          149,250
                                         -------          -------           -------         --------         --------
                                         176,141            8,305            (7,154)               -          177,292
     Construction-in-progress. . . .      10,465            7,319 (2)          (639)               -           17,145
                                         -------          -------           -------         --------         --------
                                     $   186,606      $    15,624      $     (7,793)     $         -      $   194,437
                                         -------          -------           -------         --------         --------


Year ended March 31, 1992:
     Land and land improvements. . . $     2,181      $       115      $        (19)     $         -      $     2,277
     Buildings and leasehold
       improvements. . . . . . . . .      22,688            3,857              (311)            (200)          26,034
     Machinery and equipment . . . .     127,588           31,936            (7,251)          (4,443)         147,830
                                         -------          -------           -------         --------         --------
                                         152,457           35,908            (7,581)          (4,643)         176,141
     Construction-in-progress. . . .      13,130           (2,665) (2)            -                -           10,465
                                         -------          -------           -------         --------         --------
                                     $   165,587      $    33,243      $     (7,581)     $    (4,643)      $  186,606
                                         -------          -------           -------         --------         --------




(1) Estimated useful lives of the elements of property, plant and equipment are as follows:

     Land improvements. . . . . . . . . . . . . . . . . . . .    10-20 years
     Buildings and leasehold improvements . . . . . . . . . .     3-20 years
     Machinery and equipment. . . . . . . . . . . . . . . . .     3-10 years

(2)  Represents net changes in period, excluding write-offs.

(3) Represents primarily property, plant and equipment classified as discontinued operations or transferred to/from discontinued operations. (See Notes to Consolidated Financial Statements - Discontinued operations.)

                          INTERNATIONAL TECHNOLOGY CORPORATION
      Schedule VI -- Accumulated depreciation on property, plant and equipment
                                     (In thousands)


                                        Balance at       Provision                                             Balan
                                        beginning         charged         Sales or                            at en
                                        of period        to income       retirements          Other  (1)     of period
                                        ------------------------------------------------------------------------------

Year ended March 31, 1994:
     Land and land improvements. . . $       415      $        20      $          -      $         -      $       435
     Buildings and leasehold
       improvements. . . . . . . . .       7,873            1,440               (81)               -            9,232
     Machinery and equipment . . . .      64,973           19,736            (2,819)               -           81,890
                                         -------          -------           -------         --------         --------
                                     $    73,261      $    21,196      $     (2,900)     $         -      $    91,557
                                         -------          -------           -------         --------         --------

Year ended March 31, 1993:
     Land and land improvements. . . $       383      $        40      $         (8)     $         -      $       415
     Buildings and leasehold
       improvements. . . . . . . . .       6,483            1,463               (73)               -            7,873
     Machinery and equipment . . . .      52,763           16,860            (4,650)               -           64,973
                                         -------          -------           -------         --------         --------
                                     $    59,629      $    18,363      $     (4,731)     $         -      $    73,261
                                         -------          -------           -------         --------         --------

Year ended March 31, 1992:
     Land and land improvements. . . $       347      $        39      $         (3)     $         -      $       383
     Buildings and leasehold
       improvements. . . . . . . . .       5,010            1,534              (232)             171            6,483
     Machinery and equipment . . . .      43,183           16,644            (4,787)          (2,277)          52,763
                                         -------          -------           -------          -------         --------
                                     $    48,540      $    18,217      $     (5,022)     $    (2,106)     $    59,629
                                         -------          -------           -------          -------         --------




(1) Represents primarily accumulated depreciation on property, plant and equipment classified as discontinued operations or transferred to/from discontinued operations. (See Notes to Consolidated - Discontinued operations.)


                             INTERNATIONAL TECHNOLOGY CORPORATION
                       Schedule VIII -- Valuation and qualifying accounts
                                          (In thousands)



                                                        Balance at       Provision         Accounts           Balance
                                                         beginning         charged          written           at end
                                                         of period        to income           off            of period
                                                        ---------------------------------------------------------------
Year ended March 31, 1994:
     Allowance for doubtful
       accounts. . . . . . . . . . . . . . . . . . . . . $   3,011        $     846         $    (674)       $   3,183

Year ended March 31, 1993:
     Allowance for doubtful
       accounts. . . . . . . . . . . . . . . . . . . . . $   4,114        $   1,307         $  (2,410)       $   3,011

Year ended March 31, 1992:
     Allowance for doubtful
       accounts. . . . . . . . . . . . . . . . . . . . . $   4,166        $   1,715         $  (1,767)       $   4,114


                           INTERNATIONAL TECHNOLOGY CORPORATION
                 Schedule X -- Supplementary income statement information
                                      (In thousands)

                                                                              Charged to cost and expenses(1)
                                                                                  Year ended March 31,
                                                                         1994                1993                 1992
                                                                         ---------------------------------------------
Maintenance and repairs                                                 $   7,049            $   6,667           $   6,575













(1)Represents cost and expenses of continuing operations.
                                                               Exhibit 11.1

                            INTERNATIONAL TECHNOLOGY CORPORATION
                              COMPUTATION OF PER SHARE EARNINGS
                            (In thousands, except per share data)

                                                                                       Year ended March 31,
                                                                              1994                1993                 1992
                                                                              ---------------------------------------------

Primary earnings per share:

     Income (loss) from continuing operations. . . . . . . . . . . . .     $    (1,106)        $     (2,082)        $     8,895
     Discontinued operations (net of income taxes):
        Income from operations:
          Pollution control manufacturing. . . . . . . . . . . . . . .               -                    -               2,147
        Gain (loss) from disposition:
          Pollution control manufacturing. . . . . . . . . . . . . . .               -               (3,809)             13,088
          Transportation, treatment and disposal . . . . . . . . . . .               -               (6,800)            (32,720)
                                                                            ----------          -----------          ----------
     Loss before cumulative effect of change in
        accounting for income taxes. . . . . . . . . . . . . . . . . .          (1,106)             (12,691)             (8,590)
     Cumulative effect of change in accounting
        for income taxes . . . . . . . . . . . . . . . . . . . . . . .               -               13,000                   -
                                                                            ----------          -----------          ----------

     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .          (1,106)                 309              (8,590)
     Less preferred stock dividends. . . . . . . . . . . . . . . . . .          (2,135)                   -                   -
                                                                            ----------          -----------          ----------

Net income (loss) applicable to common stock . . . . . . . . . . . . .     $    (3,241)        $        309         $    (8,590)
                                                                            ----------          -----------          ----------

     Average number of common shares outstanding . . . . . . . . . . .          33,484               33,058              32,840
     Average common equivalent shares from stock
        options computed on the treasury stock
        method using average market prices . . . . . . . . . . . . . .              24                  180                 585
     Average number of common shares to be issued. . . . . . . . . . .           1,254                  292                   -
                                                                            ----------          -----------           ---------

Shares used in computation . . . . . . . . . . . . . . . . . . . . . .          34,762               33,530              33,425
                                                                            ----------          -----------           ---------

Net income (loss) per share:
     Continuing operations (net of preferred stock dividends)              $      (.09)        $       (.06)        $       .27
     Discontinued operations:
        From operations. . . . . . . . . . . . . . . . . . . . . . . .               -                    -                 .06
        From disposition . . . . . . . . . . . . . . . . . . . . . . .               -                 (.32)               (.59)
                                                                            ----------          -----------           ---------
                                                                                  (.09)                (.38)               (.26)
     Cumulative effect of change in accounting
        for income taxes . . . . . . . . . . . . . . . . . . . . . . .               -                  .39                   -
                                                                            ----------          -----------           ---------
Net income (loss) per share. . . . . . . . . . . . . . . . . . . . . .     $      (.09)        $        .01         $      (.26)
                                                                            ----------          -----------           ---------




Fully diluted earnings per share result in less than 3% dilution and therefore are not presented.

                                                                 Exhibit 21.1

                           INTERNATIONAL TECHNOLOGY CORPORATION
                                LIST OF SUBSIDIARY COMPANIES



Enviro-Measure, Inc.
ISOBAR, Inc.
IT Corporation
IT Environmental Programs, Inc.
IT Environmental Services, Inc.
IT Italia, Inc.
IT Italia, s.r.l.
IT Tulsa Holdings, Inc. (formerly IT-McGill Pollution Control
Systems, Inc.)
International Technology Corporation of Delaware
International Technology Europe PLC
McKittrick Mud Company, Inc.
Princeton Aqua Science
Underground Resource Management, Inc.
Universal Professional Insurance Company
IT Corporation Limited (formerly IT-McGill Limited)
IT Europe Pollution Control Engineering, Ltd. (formerly IT-McGill
Pollution Control Systems, Ltd.)
IT Espana, Inc.
IT International Technology Espana, S.A.
IT Deutschland, Inc.
IT International Technology Deutschland GmbH
                                                                   EXHIBIT 23




                              CONSENT OF INDEPENDENT AUDITORS

We consent to the addition of the financial statement schedules, listed in the accompanying Index to Consolidated Financial
Statements and Financial Statement Schedules for the three years in the period ended March 31, 1994, to the consolidated finan-cial statements of International Technology Corporation covered by our report dated May 23, 1994, except for the note "Long-term debt" as to which the date is June 29, 1994, included in this Annual Report (Form 10-K) for the year ended March 31, 1994.

We also consent to the incorporation by reference in the Registration Statements (Form S-8; No. 2-95647 and No. 33-11486) and in the related Prospectuses pertaining to the International
Technology Corporation 1983 Stock Incentive Plan, in the
Registration Statement (Form S-3; No. 33-24040) of International Technology Corporation and in the related Prospectus, and in the Registration Statement (Form S-8; No. 33-52974) and in the related Prospectus pertaining to the International Technology
Corporation 1991 Stock Option Plan of our report referred to above with respect to the consolidated financial statements and schedules of International Technology Corporation included in this Annual Report (Form 10-K) for the year ended
March 31, 1994.




                                                             ERNST & YOUNG
Los Angeles, California
June 29, 1994
                                                              Exhibit 27.1

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
International Technology Corporation's Consolidated Balance Sheet as of March 31, 1994, Consolidated Statement of Operations for the Fiscal
Year Ended March 31, 1994 and related Notes to Consolidated Financial
Statements, all of which were filed with the SEC on June 29, 1994 on Form 10-K for the fiscal year ended March 31, 1994 (commission file number 1-9037) AND QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.

(Amounts in thousands except per share data)


     Item Number                                       Item Description                                             Amount
     -----------              ---------------------------------------------------------                          ---------
     5-02 (1)                 cash and cash items                                                               $   10,646
     5-02 (2)                 marketable securities                                                                      -
     5-02 (3)(a)(1)           notes and accounts receivable - trade                                                126,910
     5-02 (4)                 allowance for doubtful accounts                                                            -
     5-02 (6)                 inventory                                                                                  -
     5-02 (9)                 total current assets                                                                 154,559
     5-02 (13)                property, plant and equipment                                                        182,986
     5-02 (14)                accumulated depreciation                                                              91,557
     5-02 (18)                total assets                                                                         359,203
     5-02 (21)                total current liabilities                                                             91,037
     5-02 (22)                bonds, mortgages and similar debt                                                     68,625
     5-02 (28)                preferred stock - mandatory redemption                                                     -
     5-02 (29)                preferred stock - no mandatory redemption                                              2,400
     5-02 (30)                common stock                                                                          35,201
     5-02 (31)                other stockholders' equity                                                           122,947
     5-02 (32)                total liabilities and stockholders' equity                                           359,203
     5-03 (b)(1)(a)           net sales of tangible products                                                             -
     5-03 (b)(1)              total revenues                                                                       392,803
     5-03 (b)(2)(a)           cost of tangible goods sold                                                                -
     5-03 (b)(2)              total costs and expenses applicable to sales and revenues                            383,260
     5-03 (b)(3)              other costs and expenses                                                               2,500
     5-03 (b)(5)              provision for doubtful accounts and notes                                                  -
     5-03 (b)(8)              interest and amortization of debt discount                                             8,273
     5-03 (b)(10)             income (loss) before taxes and other items                                            (1,230)
     5-03 (b)(11)             income tax expense (benefit)                                                            (124)
     5-03 (b)(14)             income (loss) continuing operations                                                   (1,106)
     5-03 (b)(15)             discontinued operations                                                                    -
     5-03 (b)(17)             extraordinary items                                                                        -
     5-03 (b)(18)             cumulative effects - changes in accounting principles                                      -
     5-03 (b)(19)             net income (loss)                                                                     (1,106)
     5-03 (b)(20)             earnings per share - primary                                                      $    (0.09)
     5-03 (b)(20)             earnings per share - fully diluted                                                         -
  Exhibit

                                                                 Exhibit 27.2

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM International Technology Corporation's Consolidated Balance Sheet as of March 31, 1994, Consolidated Statement of Operations for the fourth quarter of the Fiscal Year Ended March 31, 1994 and related Notes to onsolidated Financial Statements, all of which were filed with the SEC on June 29, 1994 on Form 10-K for the fiscal year ended March 31, 1994 (commission file number 1-9037) AND QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

(Amounts in thousands except per share data)

   Item Number                                       Item Description                                             Amount
   -----------                ------------------------------------------------------                            ----------
     5-02 (1)                 cash and cash items                                                               $   10,646
     5-02 (2)                 marketable securities                                                                      -
     5-02 (3)(a)(1)           notes and accounts receivable - trade                                                126,910
     5-02 (4)                 allowance for doubtful accounts                                                            -
     5-02 (6)                 inventory                                                                                  -
     5-02 (9)                 total current assets                                                                 154,559
     5-02 (13)                property, plant and equipment                                                        182,986
     5-02 (14)                accumulated depreciation                                                              91,557
     5-02 (18)                total assets                                                                         359,203
     5-02 (21)                total current liabilities                                                             91,037
     5-02 (22)                bonds, mortgages and similar debt                                                     68,625
     5-02 (28)                preferred stock - mandatory redemption                                                     -
     5-02 (29)                preferred stock - no mandatory redemption                                              2,400
     5-02 (30)                common stock                                                                          35,201
     5-02 (31)                other stockholders' equity                                                           122,947
     5-02 (32)                total liabilities and stockholders' equity                                           359,203
     5-03 (b)(1)(a)           net sales of tangible products                                                             -
     5-03 (b)(1)              total revenues                                                                        97,065
     5-03 (b)(2)(a)           cost of tangible goods sold                                                                -
     5-03 (b)(2)              total costs and expenses applicable to sales and revenues                            101,311
     5-03 (b)(3)              other costs and expenses                                                               2,500
     5-03 (b)(5)              provision for doubtful accounts and notes                                                  -
     5-03 (b)(8)              interest and amortization of debt discount                                             1,548
     5-03 (b)(10)             income (loss) before taxes and other items                                            (8,294)
     5-03 (b)(11)             income tax expense (benefit)                                                          (2,808)
     5-03 (b)(14)             income (loss) continuing operations                                                   (5,486)
     5-03 (b)(15)             discontinued operations                                                                    -
     5-03 (b)(17)             extraordinary items                                                                        -
     5-03 (b)(18)             cumulative effects - changes in accounting principles                                      -
     5-03 (b)(19)             net income (loss)                                                                     (5,486)
     5-03 (b)(20)             earnings per share - primary                                                      $    (0.19)
     5-03 (b)(20)             earnings per share - fully diluted                                                         -