Form 10-Q
period 1994-06-30
INTERNATIONAL TECHNOLOGY CORP
filed 1994-08-15
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ---------
                                  FORM 10-Q
(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1994
                                      OR

X     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to ________________


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

At July 29, 1994 the registrant had issued and outstanding an aggregate of 35,532,861 shares of its common stock.

                   INTERNATIONAL TECHNOLOGY CORPORATION

                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1994




PART I.   FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
    Item 1.          Financial Statements.

                     Condensed Consolidated Balance Sheets
                     as of June 30, 1994 (unaudited) and
                     March 31, 1994.                                      3

                     Condensed Consolidated Statements of
                     Operations for the Three Months ended
                     June 30, 1994 and 1993 (unaudited).                  4

                     Condensed Consolidated Statements of
                     Cash Flows for the Three Months
                     Ended June 30, 1994 and 1993 (unaudited).            5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited).                            6-9

    Item 2.          Management's Discussion and Analysis of
                     Results of Operations and Financial
                     Condition.                                       10-16


PART II.   OTHER INFORMATION

    Item 1.          Legal Proceedings.                                  17

    Item 6.          Exhibits and Reports on Form 8-K.                   18

                     Signature.                                          19

                                PART I
Item 1.   Financial Statements.

                  INTERNATIONAL TECHNOLOGY CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,         March 31,
                                                    1994             1994
                                                  -------          --------
                                                (Unaudited)
                                                         (In thousands)
               ASSETS
Current assets:
    Cash and cash equivalents                    $  8,505           $ 10,646
    Receivables, net                              134,556            126,910
    Prepaid expenses and other current
         assets                                     7,121              7,674
    Deferred income taxes                           9,329              9,329
                                                  -------            -------
         Total current assets                     159,511            154,559
                                                  -------            -------
Property, plant and equipment, at cost:
    Land and land improvements                      1,759              2,127
    Buildings and leasehold improvements            9,590             25,930
    Machinery and equipment                       123,210            154,929
                                                  -------            -------
                                                  134,559            182,986
         Less accumulated depreciation
              and amortization                     70,768             91,557
                                                  -------            -------
              Net property, plant and equipment    63,791             91,429
                                                  -------            -------
Construction-in-progress                           16,777             19,451
Investment in Quanterra                            37,010                  -
Other assets                                       49,001             52,059
Long-term assets of discontinued operations        41,705             41,705
                                                  -------            -------
    Total assets                                 $367,795           $359,203
                                                  =======            =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $ 32,388           $ 27,314
    Accrued liabilities                            36,713             32,662
    Billings in excess of revenues                  9,239              9,315
    Short-term debt, including current
         portion of long-term debt                  4,933              5,268
    Net current liabilities of
         discontinued operations                   16,425             16,478
                                                  -------            -------
         Total current liabilities                 99,698             91,037
                                                  -------            -------
Long-term debt                                     75,369             68,625
Long-term accrued liabilities of
    discontinued operations                        29,874             32,547
Other long-term accrued liabilities                 6,342              6,446
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $100 par value;
         180,000 shares authorized;
         24,000 shares issued and outstanding       2,400              2,400
    Common stock, $1 par value;
         100,000,000 shares authorized;
         35,534,052 and 35,201,052 shares
         issued and outstanding, respectively      35,534             35,201
    Additional paid-in capital                    171,784            168,817
    Deficit                                       (53,206)           (45,870)
                                                  -------            -------
         Total stockholders' equity               156,512            160,548
                                                  -------            -------
    Total liabilities and
         stockholders' equity                    $367,795           $359,203
                                                  =======            =======

                           See accompanying notes.

                     INTERNATIONAL TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)


                                                       Three months ended
                                                            June 30,
                                                    -----------------------
                                                    1994               1993
                                                    ----               ----
                                                           (Unaudited)

Revenues                                           $108,568          $102,549
Cost and expenses:
    Cost of revenues                                 92,650            85,300
    Selling, general and administrative
         expenses                                    11,471            11,486
    Integration charge related to the
         formation of Quanterra                       9,264                 -
                                                    -------           -------
Operating income (loss)                              (4,817)            5,763
Interest, net                                         1,469             2,547
                                                    -------           -------
Income (loss) before income taxes                    (6,286)            3,216
Provision for income taxes                                -             1,254
                                                    -------           -------

Net income (loss)                                    (6,286)            1,962
Less preferred stock dividends                        1,050                 -
                                                    -------           -------
Net income (loss) applicable
    to common stock                                $ (7,336)         $  1,962
                                                    =======           =======

Net income (loss) per share                        $   (.21)         $    .06
                                                    =======           =======


                          See accompanying notes.

                   INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                     Three months ended
                                                          June 30,
                                                   ----------------------
                                                   1994               1993
                                                   ----               ----
                                                           (Unaudited)
Cash flows from operating activities:
    Net income (loss)                            $ (6,286)          $  1,962
    Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
         Integration charge related to the
              formation of Quanterra                9,264                  -
         Depreciation and amortization              5,671              5,001
         Deferred income taxes                       (165)               797
    Changes in assets and liabilities,
         net of effects from acquisitions
         and dispositions of businesses:
         (Increase) decrease in
              receivables, net                    (17,809)                19
         Increase in prepaid expenses
              and other current assets             (1,005)            (1,025)
         Increase (decrease) in
              accounts payable                      6,246             (4,683)
         Increase in accrued liabilities            4,635              2,147
         (Decrease) increase in billings
              in excess of revenues                   (76)             1,665
         Decrease in other long-term
              accrued liabilities                    (104)              (344)
                                                 --------            -------
    Net cash provided by operating
         activities                                   371              5,539
                                                 --------            -------
Cash flows from investing activities:
    Capital expenditures                           (4,716)            (3,852)
    Investment in Quanterra                        (1,208)                 -
    Other, net                                        392                176
    Investment activities of transportation,
         treatment and disposal discontinued
         operations                                (2,726)            (1,973)
                                                  -------            -------
    Net cash used for investing activities         (8,258)            (5,649)
                                                  -------            -------
Cash flows from financing activities:
    Repayments of long-term borrowings             (6,204)            (7,089)
    Long-term borrowings                           13,000              6,000
    Dividends paid on preferred stock              (1,050)                 -
    Issuances of common stock                           -                127
                                                  -------            -------
    Net cash provided by (used for)
         financing activities                       5,746               (962)
                                                  -------            -------
Net decrease in cash and cash equivalents          (2,141)            (1,072)
Cash and cash equivalents at
    beginning of period                            10,646              8,659
                                                  -------            -------
Cash and cash equivalents at
    end of period                               $   8,505           $  8,659
                                                  =======            =======

                            See accompanying notes.

                     INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by International Technology Corpora-tion (Company or IT), without audit, and include all adjust-ments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended June 30, 1994 and 1993, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the informa-tion presented not misleading.

         These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. The results of operations for the three-month period ended June 30, 1994 are not necessarily indicative of the results for the full fiscal year.

2. On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorpo-rated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors comprised of representation from IT and Corning, and provides services to the Company on a competitive basis.

         In connection with the transaction, the Company contributed the net assets of approximately $38,800,000 of its analytical laboratory business into Quanterra. Additionally, IT incurred cash costs of $1,208,000 and issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share which are valued in the aggregate at $3,300,000.

         IT's 50 percent investment in Quanterra is accounted for under the equity method. Upon closing of the transaction, implemen-tation of an aggressive integration plan was begun to elimi-nate redundant laboratory facilities and duplicative overhead and systems. In the fiscal quarter ended June 30, 1994, IT's portion of the charge for integration was $9,264,000.

3. In a September 1993 public offering, the Company issued 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company's 7% Cumulative Exchange-able Preferred Stock (Preferred Stock). The depositary shares entitle the holder to all proportional rights and preferences of the Preferred Stock, including dividend, liquidation, conversion, redemption, and voting rights and preferences.
         The net proceeds from the issuance were $57,130,000.

4. For the quarter ended June 30, 1994, in which the Company reported a loss before income taxes of $6,286,000, the Company recorded no income tax benefit due principally to the partial nondeductibility of the integration charge recorded by the Company (see Note 2 above). In the corresponding quarter of the prior fiscal year, the effective income tax rate of 39% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

5. Net income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of outstanding common shares and common share equiva-lents during each period as follows:

                  INTERNATIONAL TECHNOLOGY CORPORATION

                                (Unaudited)

            Three months ended              Average common and common
                 June 30,                 equivalent shares outstanding
            ------------------            -----------------------------

                  1994                              35,256,552
                  1993                              34,316,849

         Common stock equivalents relate to dilutive stock options and warrants using the treasury stock method. In fiscal year 1995, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

6. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal opera-tions through sale of some facilities and closure of certain other facilities. As of June 30, 1994, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture at December 31, 1987, the Company recorded a provision for loss on disposition of transporta-tion, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, princi-pally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At June 30, 1994, the Company's condensed consolidated balance sheet included accrued liabili-ties of $46,299,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

         The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provi-sion for loss has been recently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condi-tion of the Company.

7. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. Current develop-ments are discussed in Part II of this filing.

8. Unbilled receivables of $17,072,000 at June 30, 1994 ($16,316,000 at March 31, 1994) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotia-tion of change orders or completion of the project.

         Included in unbilled receivables at June 30 and March 31, 1994 are approximately $8,000,000 and $7,000,000, respectively, of claims related to the Helen Kramer project, which is subject to an audit by the Defense Contract Audit Agency and a federal

                    INTERNATIONAL TECHNOLOGY CORPORATION

                                (Unaudited)


         civil and criminal investigation into the claims. Current developments on the Helen Kramer matter are discussed in Part II of this filing.

9. Noncurrent other assets at June 30 and March 31, 1994 include a claim amount of approximately $31,000,000 representing direct costs incurred in excess of those recovered under the Motco Site Trust Fund contract, a major fixed-price remediation contract. On December 4, 1991, the Company announced the suspension of work on the Motco project and the filing of a $56,000,000 breach of contract lawsuit to recover direct costs, overhead and profit from Motco Trust, the poten-tially responsible party (PRP) group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

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

         The case was tried to a jury during March and April of 1994. As a result of that trial, the jury rendered a special verdict in IT's behalf wherein they found that Monsanto had breached its contract with IT, had defrauded IT and had provided IT with information which constituted a negligent misrepresenta-tion as to the waste characteristics at the Motco site. The jury found that the amount of damages caused IT as a result of these acts was in the amount of $52,800,000. The jury also found that Monsanto should pay punitive damages in the amount of $28,550,000, together with attorneys' fees in the amount of approximately $2,300,000. The jury further found that IT did not commit fraud against the defendants, that any breach of contract IT may have committed was excused, and that Motco Trust should not recover on its $27,000,000 counterclaim.

         Post-trial motions contesting the verdict have been filed with the court by Monsanto. The Company is awaiting the trial judge's rulings on the motions and the entry of judgment for which no time frame has been announced. The trial judge's decision is also subject to appeal.

         After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside counsel, management believes that, subject to the inherent uncertain-ties of litigation, the Company more likely than not will recover the contract claim receivable recorded to date and prevail on Motco Trust's counterclaim. However, if this matter is resolved in an amount significantly lower than the contract claim receivable recorded by IT or if the Motco Trust prevails in its counterclaim and recovers any significant amount of damages, a material adverse effect to the consoli-dated financial condition of the Company would result.

10. In the fourth quarter of fiscal year 1994, the Company recorded a nonrecurring charge of $4,500,000 related to the actuarially determined present value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. The retirement agreement was approved by the Board of Directors, following approval by the Compensation Committee and advice of an independent compensation consulting firm. Terms of the retirement agreement provide for total payments by the Company of approximately $400,000 per year through the year 2003 and approximately $300,000 per year thereafter for the duration of the former executive's lifetime.

                  INTERNATIONAL TECHNOLOGY CORPORATION

                               (Unaudited)

         As a result of concerns expressed by shareholders, in June 1994 the Board of Directors formed a special committee comprised of four non-employee directors to review this retirement agreement. The special committee engaged indepen-dent legal counsel and a new independent compensation consult-ing firm to assist it in the review process. Following its review of the retirement agreement, the special committee recommended that the agreement be modified in various re-spects. As of the date hereof, no agreement has been reached concerning such proposed modifications.

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition.

                 INTERNATIONAL TECHNOLOGY CORPORATION

                    FOR QUARTER ENDED JUNE 30, 1994

RESULTS OF OPERATIONS

Overview
- - --------

The Company operates in one industry segment and provides a range of services to clients principally in the United States which, through June 28, 1994, were Environmental Services, Analytical Services, and Construction and Remediation. The Company may compete for contracts which utilize only one of its services; however, the Company's principal strategy is to market its services on a turnkey basis. There are operating and economic synergies between these service areas, as they are complementary and often used in combination.

On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors comprised of representation from IT and Corning, and provides services to the Company on a competitive basis. (See
Note 2 to Condensed Consolidated Financial Statements.) The financing of Quanterra is provided by a $60,000,000 bank line of credit. IT's 50 percent investment in Quanterra is accounted for under the equity method. An aggressive integration plan is being implemented in the early stages of Quanterra's operations. The plan includes consolidation and closure of redundant laboratory facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. The Company expects these actions will result in productivity gains achieved through economies of scale. Consequently, IT reported a charge of $9,264,000 related to the integration in its condensed consolidated statement of operations for the current fiscal quarter. Upon completion of the integration process, Quanterra will have estimated annual revenues of $150,000,000 and employ approximately 1,300 people in its laboratory network throughout the United States.

                                                            Comparison of the Three Months
                                                                   Ended June 30, 1994
                                                                  to the Three Months
                                                                   Ended June 30, 1993
                                                               Three months ended June 30,
                                     -----------------------------------------------------------------------------------
                                             1994                                                     1993
                                     ------------------------                              -----------------------------
                                                                 (Dollars in thousands)
                                                      Gross       Percentage revenue                           Gross
                                                      Margin      increase (decrease)                          Margin
                                       Revenues     Percentage       1993 to 1994               Revenues      Percentage
                                    ------------------------------------------------------------------------------------
Environmental Services                 $ 63,315        18.1%              (2.5%)                $ 64,913        17.3%
Analytical Services                      13,075         3.1              (15.2)                   15,424        17.7
Construction and Remediation             32,178        12.7               44.9                    22,212        14.9
Total                                  $108,568        14.7                5.9                  $102,549        16.8

                    INTERNATIONAL TECHNOLOGY CORPORATION

Revenues
- - --------

Revenues for the first quarter of fiscal year 1995 increased $6,019,000 or 5.9% from the level of the related quarter of the prior fiscal year, entirely due to continuing higher levels of work performed on large thermal remediation projects and various federal governmental programs in the Construction and Remediation division. The year-to-year decline in Environmental Services' revenues of $1,598,000 or 2.5% resulted primarily from market weakness experienced in the Pollution Control Engineering area.

In the current fiscal quarter, Analytical Services experienced lower revenues due to highly competitive market conditions and delays in sample receipts on certain radiochemical mixed waste contracts. Effective with the inception of operations for Quanterra beginning with the second quarter of fiscal year 1995, the Company will no longer record any revenue in the Analytical Services area. However, since roughly 30 percent of Analytical Services area revenue has been derived from Environmental Services or Construction and Remediation projects, revenue will now be recorded in those two business areas related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts.

A significant portion of the revenues of the Construction and Remediation division continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology.
However, incineration as an allowable remedy under the Comprehen-sive Environmental Response, Compensation and Liability Act (CERCLA) continues to come under legislative and regulatory pressures. In May 1993, the U.S. Environmental Protection Agency (USEPA), citing its authority under the Resource Conservation and Recovery Act, announced the Draft Strategy imposing additional requirements and costs on incineration facilities, the effect of which has been a "freeze" on the permitting of any new fixed-base hazardous waste incinerators or cement kilns. Although the "freeze" is presently scheduled to expire in late 1994, the effects of the USEPA policy may continue for an undetermined period thereafter. In May 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA, calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. The Company was advised in July 1994 by the USEPA and the Texas Natural Resources Conservation Commission that incineration at the Texarkana Wood Processing Co. (Texarkana) Superfund site will be delayed until the Congressional Office of Technology Assessment (OTA) completes a study on the safety of incineration and the assessment of possible alternatives to incineration and that all offerors' bids, including IT's, have been allowed to expire. Additionally, during July 1994, an amendment to proposed legislation in the U.S. House of Representatives has been offered that would require General Accounting Office and OTA studies on the safety of incineration prior to IT proceeding on the Times Beach Superfund project. The impact upon the Company's business of these actions cannot yet be predicted. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators at Texarkana and Times Beach and at future remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, which currently has a net book value of approximately $37,000,000. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a material adverse effect to the Company's consolidated financial condition due to impairment of HTTS assets as well as lost project opportunities.

The Company's total contract backlog, which excludes Analytical Services, at June 30, 1994 was approximately $517,000,000 compared to approximately $500,000,000 at March 31, 1994. In addition, based on prior experience, the Company estimates it will receive approximately $590,000,000 of future project work under existing governmental indefinite delivery order contracts. Revenues from backlog and delivery order contracts are expected to be earned over the next one to five years.

                   INTERNATIONAL TECHNOLOGY CORPORATION

Gross Margin
- - ------------

Gross margin percentage for the first quarter of fiscal year 1995 declined to 14.7% of revenues from 16.8% of revenues for the corresponding period of the prior fiscal year.

Analytical Services reported a significant decline in gross margin percentage due to competitive market conditions as well as operational inefficiencies experienced related to the planned start-up of Quanterra. Gross margin percentage for Construction and Remediation decreased from the level reported in the corre-sponding period of the prior fiscal year due to the continuation of a trend toward lower margin projects which began in fiscal year 1994.

The lower gross margin percentages for Analytical Services and Construction and Remediation were somewhat offset by an improvement experienced in Environmental Services. A higher level of staff utilization was the primary reason for the increase in Environmen-tal Services' gross margin percentages to 18.1% of revenues in the current quarter from 17.3% of revenues in the first quarter of fiscal year 1994 despite the lower pricing levels experienced on Environmental Services' contracts.

Selling, General and Administrative Expenses
- - --------------------------------------------

Selling, general and administrative expenses for the first quarter of fiscal year 1995 represented 10.6% of revenues, which compared favorably with the related 11.2% of revenues reported for the corresponding period of the prior year. The Company supported a higher level of revenues in the current quarter with no increase in administrative costs, principally due to continued management attention to expenses. The Company expects to reduce selling, general and administrative expenses essentially proportionally to the lost revenues from Analytical Services as a result of the formation of Quanterra.

Interest, Net
- - -------------

For the first quarter of fiscal year 1995, net interest expense declined to 1.4% of revenues from the 2.5% of revenues reported for the corresponding period of the prior fiscal year.

The decline in net interest expense is due principally to lower levels of outstanding debt resulting principally from debt prepayments which occurred during the second half of fiscal year 1994. The net proceeds received by the Company from the public offering of 2,400,000 depositary shares (see Note 3 to Condensed Consolidated Financial Statements) were utilized to prepay $25,000,000 of the Company's 9 3/8% senior notes on November 15, 1993. Additionally, the Company received approximately $100,000 of interest income related to an income tax refund.

Income Taxes
- - ------------

For the quarter ended June 30, 1994, in which the Company reported a loss before income taxes of $6,286,000, the Company recorded no income tax benefit due principally to the partial nondeductibility of the integration charge recorded by the Company (see Note 2 to Condensed Consolidated Financial Statements). In the corresponding quarter of the prior fiscal year, the effective income tax rate of 39% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

                   INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital of $59,813,000 at June 30, 1994 decreased by $3,709,000 or 5.8% from $63,522,000 at March 31, 1994. The current ratio at June 30, 1994 declined to 1.60:1 from 1.70:1 at March 31, 1994.

Cash provided by operating activities for the first three months of fiscal year 1995 totaled $371,000, a $5,168,000 decrease from the $5,539,000 cash provided by operating activities in the correspond-ing three-month period of the prior fiscal year. This decrease in cash provided by operating activities resulted principally from an increase in working capital in the current period generally corresponding to the increase in the Company's revenues. Capital expenditures of $4,716,000 for the current three-month period were $864,000 higher than the $3,852,000 amount reported for the corresponding period of the prior fiscal year due primarily to spending on the completion of a major company-wide systems project.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first three months of the current fiscal year, the Company spent $2,726,000 relating to closure plans and construction costs for the sites compared to $1,973,000 in the corresponding period of the prior fiscal year. At June 30, 1994, the Company's condensed consolidated balance sheet included accrued liabilities of $46,299,000 to complete the closure and post-closure of its inactive disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). The Company expects final determination on closure plans in time for implementation of closure construction beginning in fiscal year 1996. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the county of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated in the EIR. The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substan-tially which would have a material adverse effect on the consoli-dated financial condition of the Company.

Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subsequently responded to comments on the plan from DTSC. An EIR is being prepared by DTSC. The Company expects the plan to be approved late in fiscal year 1995 or early in fiscal year 1996; however, significant work which will ultimately be required for closure will have occurred prior to that time. The Company has been targeting completion of the closure by the end of fiscal year 1996; however, recent discussions with DTSC regarding approvals of interim construction work indicate that the timing of closure completion may be delayed. Delay in the closure plan approval process at this site or further delays at the Panoche site would cause an increase in the provision for discon-tinued operations. (See Note 6 to Condensed Consolidated Financial Statements.)

                    INTERNATIONAL TECHNOLOGY CORPORATION

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

The Company is required to perform post-closure monitoring and maintenance of its disposal sites for at least 30 years. Operation of the sites in the closure and post-closure periods is subject to numerous federal, state and local regulations. The Company may be required to perform unexpected remediation work at the sites in the future or to pay penalties for alleged noncompliance with regulato-ry permit conditions.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at June 30, 1994 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

The USEPA and the DTSC are investigating certain transportation and disposal activities conducted by numerous companies, including the Company or its predecessors, involving certain disposal sites in California, including the Operating Industries, Inc. (OII) Superfund site. In connection with the OII action, the Company did not elect to join various proposed settlements with the USEPA for the first three interim remedial measures (IRMs). The claims against the Company by the USEPA for these costs total approximate-ly $8,500,000 (not including interest). The claims by the PRP steering committee for costs associated with the first two IRMs approximate $2,700,000. (The Company believes there is substantial duplication between the USEPA's and the PRP steering committee's claims.) The claims to date do not include certain future costs for site remediation and long-term monitoring and maintenance which are expected to be substantial. Based on the nature of the waste streams handled by the Company's subsidiaries and their conduct in handling the wastes, the Company believes its proper share of responsibility for the site is less than the share attributed to it by the USEPA and the PRP steering committee. Accordingly, the Company has not been able to agree to USEPA's or the PRP steering committee's claims. IT has met with the USEPA to propose and

                  INTERNATIONAL TECHNOLOGY CORPORATION
negotiate a release from alleged liability for past costs in return for IT undertaking remediation work at the site but the USEPA has not responded to the proposal. The Company has recently been advised by the PRP group's counsel that the PRP committee intends to name the Company as a defendant in the committee's pending cost recovery litigation. In addition, the Company has been advised that the USEPA intends to reject the Company's previously submitted proposal and to offer the Company the opportunity to settle response cost claims for the first three IRMs at a substantial premium over the amount of its previous claims to effect a settlement. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the PRP steering committee's claims and requested indemnification and legal representation. The carriers dispute the scope of their coverage obligations to IT. The Company has also been named as a PRP in several other investigations, and has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assump-tions and estimates, including those discussed above. The adequacy of the provision for loss has been recently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consoli-dated financial condition of the Company.

At June 30, 1994, a deferred tax asset in the amount of $14,955,000 (net of a valuation allowance of $13,519,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryfor-wards. The asset will be realized principally as closure expendi-tures related to the Company's Northern California disposal sites are made over the next several years, as such expenditures are deductible in the year made, but only to the extent the Company has sufficient levels of taxable income. The Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

The Company is using approximately $29,000,000 of letters of credit, as well as a trust fund and annuities to fulfill regulatory financial assurance requirements for the closure and post-closure care of the Company's inactive disposal facilities. In aggregate, at June 30, 1994, letters of credit totaling approximately $58,000,000 were outstanding against the Company's $95,000,000 bank line of credit. Additionally, the Company has outstanding $25,000,000 of cash advances under the line, leaving approximately $12,000,000 unused at June 30, 1994. The amount of the Company's current availability is limited to the amount of collateral available in accordance with the loan agreement, principally 80% of eligible accounts receivable; however, collateral available at June 30, 1994 allowed for use of the entire line.

The Company's agreements with Corning relating to Quanterra contain general provisions which could affect liquidity including restric-tions on dividends to the partners, buy-sell provisions obligating the Company to sell its interests in Quanterra in certain circum-stances and to contribute up to an additional $5,000,000 to Quanterra under certain circumstances, and requirements that the Company indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the transaction. In connection with the transaction, the Company transferred to Quanterra the accounts receivable of its Analytical Services division in the approximate amount of $10,000,000, which, pursuant to the terms of the Company's credit agreements, decreased the receivables available as collateral for borrowing by approximately $7,000,000. The credit agreements for Quanterra prohibit the Company from pledging its interest in Quanterra to other lenders, including the Company's current lenders.

                  INTERNATIONAL TECHNOLOGY CORPORATION

Although the Company paid down $25,000,000 of its senior notes in November 1993, the remaining $50,000,000 of senior notes outstand-ing will come due on July 1, 1996, if not paid off prior to that time. Management is currently evaluating its strategic alterna-tives for repaying or refinancing the senior notes.

Over the past two years, the Company's liquidity has required careful management. Although consummation of the September 1993 public offering and application of the net proceeds principally to reduce debt has improved the Company's financial leverage and provided it with greater liquidity and flexibility to address its cash needs, the Company will continue to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites, debt service including repayment or refinancing of the remaining $50,000,000 of the senior notes, dividend obligations on the depositary shares and contingent liabilities. Any proceeds related to the disposition of the Motco litigation could be used to address the above cash needs of the Company. (See Note 9 to Condensed Consolidated Financial Statements.)

                              PART II

                   INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.  Legal Proceedings.

         The following matters are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. See Note 9 to Condensed Consolidated Financial Statements for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter.

         Central Garden
         --------------

         The Company has entered into a standstill agreement with its insurance carrier pursuant to which the Company has dismissed its lawsuit (International Technology Corporation et al. v. National Union Fire Insurance Company, etc., et al., Los Angeles County, California Superior Court, #BC079193) against the carrier and both the Company and the carrier reserve their rights to contest the issue of coverage at a later date.

         Helen Kramer
         ------------

         In October 1993, a shareholder of the Company alleged that the acts giving rise to the Helen Kramer investigation constitut-ed, among other things, a waste of the Company's assets and demanded that the Company institute an action against those responsible for the alleged wrongdoing.

         The Audit Committee (Committee) of the Board of Directors has completed its investigation into the allegations of the Office of the Inspector General of the USEPA. The Committee, acting with the assistance of outside counsel and experts, determined that there was no evidence of intentional wrongdoing or negligence by the Company or any employee. The Board has approved the report of the Committee and has advised counsel to the shareholder who demanded that the Company institute an action against those responsible for the alleged wrongdoing of its findings.

         GBF Pittsburg Landfill PRP Matter
         ---------------------------------

         In July 1994 the DTSC issued to the Company and 49 other alleged PRPs a proposed determination of non-compliance with a July 1993 DTSC order to prepare a work plan for specified remediation at the GBF Pittsburg landfill site in Antioch, California (the Site). The Company and a group of cooperating PRPs had previously submitted a draft work plan for the portion of the site where a predecessor of the Company operated. The July 1994 DTSC notice asserts that each of the PRPs is responsible for submitting a work plan for the entire site and states that, unless the required draft work plan is submitted by August 26, 1994, DTSC intends to seek $15,000 per day in penalties for each day the respondents under the DTSC's order fail or refuse to submit the draft work plan. The Company is currently determining with other cooperating PRPs how to proceed and intends to take measures to avoid a determination of non-compliance. To the extent that compli-ance with the DTSC's July 1994 notice or the conduct of any past or future work results in costs in excess of those associated with the portion of the Site previously operated by IT's predecessor, the Company intends to seek reimbursement from PRPs who do not contribute.

                  INTERNATIONAL TECHNOLOGY CORPORATION


        Item 6.            Exhibits and Reports on Form 8-K.

                            (a)   Exhibits.

                            None.

                            (b)   Reports on Form 8-K.

                            None.

                  INTERNATIONAL TECHNOLOGY CORPORATION

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         INTERNATIONAL TECHNOLOGY CORPORATION
                      (Registrant)




                    ANTHONY J. DELUCA                         August 15, 1994
                    -----------------                         ---------------
                    Anthony J. DeLuca
     Senior Vice President, Chief Financial Officer and Duly Authorized Officer

                   INTERNATIONAL TECHNOLOGY CORPORATION


   Item 6.  Exhibits and Reports on Form 8-K.

            (a) This exhibit is numbered in accordance with the
                Exhibit Table of Item 601 of Regulation S-K.

                Exhibit
                  No.                   Description
                -------                 -----------

                  27                    Financial Data Schedule for the
                                        quarter ended June 30, 1994

            (b) Reports on Form 8-K.

                None.

                                                                   Exhibit 27
                                                                   ----------

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM International Technology Corporation's Condensed Consolidated Balance Sheet as of June 30, 1994, Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 1994 and related Notes to Condensed Consolidated Financial Statements, all of which were filed with the Securities and Exchange Commission on August 15, 1994 on Form 10-Q for the quarter ended June 30, 1994 (commis-sion file number 1-9037) AND QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

(Amounts in thousands except per share data)

Item Number            Item Description                                Amount
- - -----------            ----------------                                ------

5-02 (1)              cash and cash items                            $  8,505
5-02 (2)              marketable securities                                 -
5-02 (3)(a)(1)        notes and accounts receivable
                        - trade                                       134,556
5-02 (4)              allowance for doubtful accounts                       -
5-02 (6)              inventory                                             -
5-02 (9)              total current assets                            159,511
5-02 (13)             property, plant and equipment                   134,559
5-02 (14)             accumulated depreciation                         70,768
5-02 (18)             total assets                                    367,795
5-02 (21)             total current liabilities                        99,698
5-02 (22)             bonds, mortgages and similar debt                75,369
5-02 (28)             preferred stock - mandatory
                        redemption                                          -
5-02 (29)             preferred stock - no mandatory
                        redemption                                      2,400
5-02 (30)             common stock                                     35,534
5-02 (31)             other stockholders' equity                      118,578
5-02 (32)             total liabilities and stockholders'
                        equity                                        367,795
5-03 (b)(1)(a)        net sales of tangible products                        -
5-03 (b)(1)           total revenues                                  108,568
5-03 (b)(2)(a)        cost of tangible goods sold                           -
5-03 (b)(2)           total costs and expenses applicable
                        to sales and revenues                         113,385
5-03 (b)(3)           other costs and expenses                              -
5-03 (b)(5)           provision for doubtful accounts
                        and notes                                           -
5-03 (b)(8)           interest and amortization of
                        debt discount                                   1,469
5-03 (b)(10)          income (loss) before taxes and
                        other items                                    (6,286)
5-03 (b)(11)          income tax expense                                    -
5-03 (b)(14)          income (loss) continuing operations              (6,286)
5-03 (b)(15)          discontinued operations                               -
5-03 (b)(17)          extraordinary items                                   -
5-03 (b)(18)          cumulative effects - changes in
                       accounting principles                                -
5-03 (b)(19)          net income (loss)                                (6,286)
5-03 (b)(20)          earnings (loss) per share - primary             $ (0.21)
5-03 (b)(20)          earnings (loss) per share -
                        fully diluted                                       -