Form 10-Q
period 1994-09-30
INTERNATIONAL TECHNOLOGY CORP
filed 1994-11-14
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994
                                OR

X  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

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

At October 31, 1994 the registrant had issued and outstanding an aggregate of 35,533,926 shares of its common stock.

             INTERNATIONAL TECHNOLOGY CORPORATION

            INDEX TO QUARTERLY REPORT ON FORM 10-Q
             FOR QUARTER ENDED SEPTEMBER 30, 1994




PART I.   FINANCIAL INFORMATION
                                                                Page
                                                              --------
Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets
           as of September 30, 1994 (unaudited) and
           March 31, 1994.                                       3

           Condensed Consolidated Statements of Operations
           for the Three Months and Six Months Ended
           September 30, 1994 and 1993 (unaudited).              4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended September 30, 1994
           and 1993 (unaudited).                                 5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                             6-9

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition.    10-17


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                   18

Item 6.    Exhibits and Reports on Form 8-K.                    19

           Signature.                                           20

                                  PART I
Item 1.   Financial Statements.

                   INTERNATIONAL TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    March 31,
                                                        1994           1994
                                                      --------       --------
                                                      (Unaudited)
                                                           (In thousands)
                                  ASSETS
Current assets:
  Cash and cash equivalents                           $  7,093      $  10,646
  Receivables, net                                     146,305        126,910
  Prepaid expenses and other current assets              6,599          7,674
  Deferred income taxes                                  9,329          9,329
                                                       -------        -------
     Total current assets                              169,326        154,559
                                                       -------        -------
Property, plant and equipment, at cost:
  Land and land improvements                             1,759          2,127
  Buildings and leasehold improvements                   9,594         25,930
  Machinery and equipment                              122,888        154,929
                                                       -------        -------
                                                       134,241        182,986
     Less accumulated depreciation and
       amortization                                     74,109         91,557
                                                       -------        -------
       Net property, plant and equipment                60,132         91,429
                                                       -------        -------
Construction-in-progress                                18,103         19,451
Investment in Quanterra                                 37,517              -
Other assets                                            47,063         52,059
Long-term assets of discontinued operations             41,705         41,705
                                                       -------        -------
  Total assets                                       $ 373,846      $ 359,203
                                                       =======        =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 33,014      $  27,314
  Accrued liabilities                                   36,003         32,662
  Billings in excess of revenues                        10,224          9,315
  Short-term debt, including current portion
     of long-term debt                                   3,704          5,268
  Net current liabilities of discontinued
     operations                                         14,335         16,478
                                                       -------        -------
     Total current liabilities                          97,280         91,037
                                                       -------        -------
Long-term debt                                          82,323         68,625
Long-term accrued liabilities of
  discontinued operations                               29,131         32,547
Other long-term accrued liabilities                      6,758          6,446
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value;
     180,000 shares authorized; 24,000 shares
     issued and outstanding                              2,400          2,400
  Common stock, $1 par value;
     100,000,000 shares authorized;
     35,534,052 and 35,201,052 shares
     issued and outstanding, respectively               35,534         35,201
  Additional paid-in capital                           171,784        168,817
  Deficit                                              (51,364)       (45,870)
                                                       -------        -------
     Total stockholders' equity                        158,354        160,548
                                                       -------        -------
  Total liabilities and
     stockholders' equity                             $373,846      $ 359,203
                                                       =======        =======

                          See accompanying notes.

                    INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                 Three months ended     Six months ended
                                                    September 30,         September 30,
                                                 ------------------     ----------------
                                                   1994       1993       1994      1993
                                                 -------     ------     ------    ------
                                                               (Unaudited)
Revenues                                         $102,509   $100,665   $211,077  $203,214
Cost and expenses:
  Cost of revenues                                (86,081)   (84,346)  (178,731) (169,646)
  Selling, general and administrative expenses    (10,401)   (11,154)   (21,872)  (22,640)
  Equity in net income of Quanterra                   507          -        507         -
  Integration charge related to the
    formation of Quanterra                              -          -     (9,264)        -
                                                  -------    -------    -------   -------
Operating income                                    6,534      5,165      1,717    10,928
Interest, net                                      (1,634)    (2,487)    (3,103)   (5,034)
                                                  -------    -------    -------   -------
Income (loss) before income taxes                   4,900      2,678     (1,386)    5,894
Provision for income taxes                         (2,009)      (986)    (2,009)   (2,240)
                                                  -------    -------    -------   -------
Net income (loss)                                   2,891      1,692     (3,395)    3,654
Less preferred stock dividends                     (1,050)       (35)    (2,100)      (35)
                                                  -------    -------    -------   -------
Net income (loss) applicable to common stock     $  1,841   $  1,657   $ (5,495) $  3,619
                                                  =======    =======    =======   =======
Net income (loss) per share                      $    .05   $    .05   $   (.16) $    .11
                                                  =======    =======    =======   =======


                          See accompanying notes.

                   INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                          Six months ended
                                                            September 30,
                                                      ----------------------
                                                        1994           1993
                                                       ------         ------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                  $ (3,395)      $  3,654
  Adjustments to reconcile net income
     (loss) to net cash (used for) provided
     by operating activities:
       Equity in net income of Quanterra                 (507)             -
       Integration charge related to the
         formation of Quanterra                         9,264              -
       Depreciation and amortization                    9,413         10,705
       Deferred income taxes                            1,702          1,852
  Changes in assets and liabilities,
     net of effects from acquisitions and
     dispositions of businesses:
       (Increase) decrease in
         receivables, net                             (29,558)         6,839
       Increase in prepaid expenses and
         other current assets                            (483)          (601)
       Increase (decrease) in
         accounts payable                               6,872         (8,125)
       Increase (decrease) in
         accrued liabilities                            3,926           (556)
       Increase in billings in
         excess of revenues                               909          2,243
       Increase (decrease) in other
         long-term accrued liabilities                    312           (619)
                                                      -------        -------
  Net cash (used for) provided by
     operating activities                              (1,545)        15,392
                                                      -------        -------
Cash flows from investing activities:
  Capital expenditures                                 (6,272)        (7,295)
  Investment in Quanterra                              (1,208)             -
  Other, net                                              610            678
  Investment activities of transportation,
     treatment and disposal discontinued
     operations                                        (5,559)        (5,661)
                                                      -------        -------
  Net cash used for investing activities              (12,429)       (12,278)
                                                      -------        -------
Cash flows from financing activities:
  Repayments of long-term borrowings                  (15,479)       (52,295)
  Long-term borrowings                                 28,000         21,000
  Dividends paid on preferred stock                    (2,100)             -
  Net proceeds from public offering of
     depositary shares                                      -         57,130
  Issuances of common stock                                 -            220
                                                      -------        -------
  Net cash provided by financing
     activities                                        10,421         26,055
                                                      -------        -------
Net (decrease) increase in cash and
  cash equivalents                                     (3,553)        29,169
Cash and cash equivalents at
  beginning of period                                  10,646          8,659
                                                      -------        -------
Cash and cash equivalents at
  end of period                                      $  7,093       $ 37,828
                                                      =======        =======

                          See accompanying notes.

                  INTERNATIONAL TECHNOLOGY CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corpora-tion (Company or IT), without audit, and include all adjust-ments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended September 30, 1994 and 1993, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. The results of operations for the three-month and six-month periods ended September 30, 1994 are not necessarily indicative of the results for the full fiscal year.

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

     IT's 50 percent investment in Quanterra is accounted for under the equity method. Upon closing of the transaction, implemen-tation of an aggressive integration plan was begun to elimi-nate redundant laboratory facilities and duplicative overhead and systems. In the fiscal quarter ended June 30, 1994, IT's portion of the charge for integration was $9,264,000. In the fiscal quarter ended September 30, 1994, Quanterra's first quarter of operations, the Company's equity interest in the net income of Quanterra was $507,000.

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

4. For the six months ended September 30, 1994, in which the Company reported a loss before income taxes of $1,386,000, the Company recorded a $2,009,000 income tax provision due principally to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995 (see Note 2 above). In the corresponding first six months of the prior fiscal year, the effective income tax rate of 38% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

                  INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

5. Net income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of outstanding common shares and common share equiva-lents during each period as follows:

      Three months ended         Average common and common
         September 30,         equivalent shares outstanding
       -----------------        ---------------------------

             1994                       35,640,338
             1993                       34,542,231

       Six months ended          Average common and common
         September 30,         equivalent shares outstanding
       -----------------        ---------------------------
             1994                       35,448,445
             1993                       34,429,540

     Common stock equivalents relate to dilutive stock options and warrants using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Pre-ferred Stock, is antidilutive.

6. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal opera-tions through sale of some facilities and closure of certain other facilities. As of September 30, 1994, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connec-tion with the plan of divestiture at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, princi-pally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At September 30, 1994, the Company's condensed consolidated balance sheet included accrued liabili-ties of $43,466,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

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

7. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. Current developments are discussed in Part II of this filing.

                  INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

8. Unbilled receivables of $17,194,000 at September 30, 1994 ($16,316,000 at March 31, 1994) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotia-tion of change orders or completion of the project.

     Included in unbilled receivables at September 30 and March 31, 1994 are approximately $8,000,000 and $7,000,000, respective-ly, of claims related to the Helen Kramer project, which is subject to an audit by the Defense Contract Audit Agency and a federal civil and criminal investigation into the claims.

9. Noncurrent other assets at September 30 and March 31, 1994 include a claim amount of approximately $31,000,000 represent-ing direct costs incurred in excess of those recovered under the Motco Site Trust Fund contract, a major fixed-price remediation contract. On December 4, 1991, the Company announced the suspension of work on the Motco project and the filing of a $56,000,000 breach of contract lawsuit to recover direct costs, overhead and profit from Motco Trust, the potentially responsible party (PRP) group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

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

     Post-trial motions contesting the verdict have been filed with the court by Monsanto. The filing of those motions and the briefings of the motions were completed on June 22, 1994. The Company is awaiting the trial judge's rulings on the motions and the entry of judgment for which no time frame has been announced. The trial judge's decision is also subject to appeal.

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

                  INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

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

              FOR QUARTER ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

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

On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors comprised of representation from IT and Corning, and provides services to the Company on a competitive basis. (See
Note 2 to Condensed Consolidated Financial Statements.) The financing of Quanterra is provided by a $60,000,000 bank line of credit. IT's 50 percent investment in Quanterra is accounted for under the equity method. An aggressive integration plan is being implemented in the early stages of Quanterra's operations. The plan includes consolidation and closure of redundant laboratory facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. The Company expects these actions will result in productivity gains achieved through economies of scale. Consequently, IT reported a charge of $9,264,000 related to the integration in its condensed consolidated statement of operations for the fiscal quarter ended June 30, 1994. Upon completion of the integration process, Quanterra will have estimated annual revenues of $140,000,000 and employ approximately 1,300 people in its laboratory network throughout the United States.

In the fiscal quarter ended September 30, 1994, Quanterra's first quarter of operations, the Company reported equity in net income of Quanterra of $507,000. The analytical services business continues to be intensely competitive and has historically been impacted by weather-related and other cyclical factors during the Company's third and fourth fiscal quarters.

         Comparison of the Three Months Ended September 30, 1994
              to the Three Months Ended September 30, 1993
                                             Three months ended September 30,
                            ------------------------------------------------------------------
                                   1994                                           1993
                            --------------------                       -----------------------
                                                (Dollars in thousands)
                                       Gross      Percentage revenue                 Gross
                                       Margin     increase (decrease)                Margin
                            Revenues  Percentage     1993 to 1994      Revenues     Percentage
                            --------  ---------   ------------------   --------     ----------
Environmental Services      $ 67,713    17.6%            4.6%           $ 64,737      19.6%
Analytical Services                -       -          (100.0)             13,891       8.2
Construction and Remediation  34,796    13.0            57.9              22,037      11.4
                             -------                                     -------
Total                       $102,509    16.0             1.8            $100,665      16.2
                             =======                                     =======

                 INTERNATIONAL TECHNOLOGY CORPORATION

         Comparison of the Six Months Ended September 30, 1994
              to the Six Months Ended September 30, 1993
                                               Six months ended September 30,
                             --------------------------------------------------------------------
                                     1994                                             1993
                             ----------------------                       -----------------------
                                                   (Dollars in thousands)
                                           Gross     Percentage revenue                  Gross
                                           Margin    increase (decrease)                 Margin
                             Revenues    Percentage     1993 to 1994       Revenues    Percentage
                             --------    ----------  -------------------   --------    ----------
Environmental Services       $131,028       17.8%           1.1%           $129,650       18.4%
Analytical Services            13,075        3.1          (55.4)             29,315       13.2
Construction and Remediation   66,974       12.9           51.4              44,249       13.2
                              -------                                       -------
Total                        $211,077       15.3            3.9            $203,214       16.5
                              =======                                       =======

Revenues
- - --------
Revenues for the second quarter of fiscal year 1995 increased $1,844,000 or 1.8% from the level of the related quarter of the prior fiscal year. For the first six months of fiscal year 1995, revenues increased by $7,863,000 or 3.9% from the amount reported in the corresponding period of fiscal year 1994. Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services area revenue has been derived from Environ-mental Services or Construction and Remediation projects, addition-al revenue now is being recorded in those two business areas related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding current and prior year Analytical Services revenues other than those provided to Environmental Services or Construction and Remediation projects, revenues for the Company increased 12.2% and 10.5% in the first three months and six months of fiscal year 1995, respectively.

For the three and six months ended September 30, 1994, the Environmental Services division experienced increases of $2,976,000 and $1,378,000 or 4.6% and 1.1%, respectively, from the related revenue levels of the prior fiscal year. The increase in Environ-mental Services revenue in the quarter was due primarily to the start-up of work at the Department of Energy (DOE) site in Hanford, Washington under the Environmental Restoration Management Contract
(ERMC) program and the recording of analytical services subcon-tract revenue. Excluding these two factors, Environmental Services revenue for the three-month and six-month periods declined slightly.

Due to a general increase in governmental civil remediation delivery order programs and significant seasonal activity in certain of these programs, the Construction and Remediation division reported increased revenues for the current three-month and six-month periods of $12,759,000 and $22,725,000, or 57.9% and
51.4%, respectively, in comparison to the corresponding periods of the prior fiscal year.

A significant portion of the revenues of the Construction and Remediation division continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology.
However, incineration as an allowable remedy under the Comprehen-sive Environmental Response, Compensation and Liability Act (CERCLA) continues to come under legislative and regulatory pressures. In May 1993, the U.S. Environmental Protection Agency (USEPA), citing its authority under the Resource Conservation and Recovery Act, announced the Draft Strategy imposing additional requirements and costs on incineration facilities, the effect of which has been a "freeze" on the permitting of any new fixed-base hazardous waste incinerators or cement kilns. Although the "freeze" is presently scheduled to expire in late 1994, the effects

              INTERNATIONAL TECHNOLOGY CORPORATION
of the USEPA policy may continue for an undetermined period thereafter. In May 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA, calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. The Company was advised in July 1994 by the USEPA and the Texas Natural Resources Conservation Commission that incineration at the Texarkana Wood Processing Co. (Texarkana) Superfund site will be delayed until the Congressional Office of Technology Assessment (OTA) completes a study on the safety of incineration and the assessment of possible alternatives to incineration and that all offerors' bids, including IT's, have been allowed to expire. Additionally, during July 1994, an amendment to proposed legislation in the U.S. House of Representatives has been offered that would require General Accounting Office and OTA studies on the safety of incineration prior to IT proceeding on the Times Beach Superfund project. The impact upon the Company's business of these actions cannot yet be predicted. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators at Texarkana and Times Beach and at future remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, which currently has a net book value of approximately $35,000,000. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a material adverse effect to the Company's consolidated financial condition due to impairment of HTTS assets as well as lost project opportunities.

Although the impact upon the Company of the failure, to-date, of the U.S. Congress to reauthorize CERCLA cannot be determined, additional delays may result in lack of funding for certain government-funded projects.
Substantial changes in or uncertainty concerning the details of the legislation and cleanup standards may result in project delays and/or the failure of clients to initiate or proceed with projects. Additionally, the change in the composition of the U.S. Congress due to the recent election may impact the environmental industry if it leads to a reduction in the enforcement of environmental regulations or a decline in governmental spending for environmental cleanup.

The Company's total contract backlog, which excludes Analytical Services, at September 30, 1994 was approximately $535,000,000 compared to approximately $500,000,000 at March 31, 1994. In addition, based on prior experience, the Company estimates it will receive approximately $605,000,000 of future project work under existing governmental indefinite delivery order contracts. Revenues from backlog and delivery order contracts are expected to be earned over the next one to five years. Included in contract backlog above is $144,000,000 related to the Hanford ERMC program. The Hanford ERMC backlog includes a substantial amount of subcon-tract costs. The scope of work and the Company's role at Hanford ERMC are undergoing review by DOE and the prime contractor. Such review may result in different or less work for the Company, including elimination of its subcontract procurement responsibili-ties, which could reduce the currently reported backlog. A change in the Company's role may or may not impact the profitability of the contract.

Gross Margin
- - ------------
Gross margin percentage for the second quarter of fiscal year 1995 declined to 16.0% of revenues from 16.2% of revenues for the corresponding period of the prior fiscal year. For the first six months of fiscal year 1995, gross margin of 15.3% of revenues compared unfavorably with the 16.5% of revenues reported for the corresponding period of the prior fiscal year.

Gross margin percentage for the current three-month period decreased modestly from the related prior year level primarily because of lower pricing in the Environmental Services division. This more than offset the increased labor utilization experienced in Environmental Services as well as an increase in Construction and Remediation gross margin resulting from favorable performance on one of the Company's major incineration projects.

              INTERNATIONAL TECHNOLOGY CORPORATION

For the current six-month period, gross margin percentage was adversely impacted by a significant decline in Analytical Services gross margin during the first quarter of fiscal year 1995 prior to the formation of Quanterra on June 28, 1994 (see Overview above). During the first fiscal quarter ended June 30, 1994, the decline in Analytical Services gross margin percentage from the prior year level was due to competitive market conditions as well as opera-tional inefficiencies experienced related to the planned start-up of Quanterra.

Selling, General and Administrative Expenses
- - --------------------------------------------
For the three months and six months ended September 30, 1994, selling, general and administrative expenses represented 10.1% of revenues and 10.4% of revenues, respectively. These levels compare favorably to the related 11.1% of revenues reported for the two corresponding periods of the prior fiscal year as a result of continued management attention to expenses. During the second quarter of the current fiscal year, the Company experienced a decline in selling, general and administrative expenses as a result of certain such expenses which were eliminated or transferred from the Company upon the formation of Quanterra.

Interest, Net
- - -------------
For the second quarter and first six months of fiscal year 1995, net interest expense declined to 1.6% of revenues and 1.5% of revenues, respectively, from the 2.5% of revenues reported in each of the two corresponding periods of the prior fiscal year.

The decline in net interest expense is due principally to lower levels of outstanding debt resulting principally from debt repayments which occurred during the second half of fiscal year 1994. The net proceeds received by the Company from the public offering of 2,400,000 depositary shares (see Note 3 to Condensed Consolidated Financial Statements) were utilized to repay $30,000,000 of bank debt at September 30, 1993 and to prepay $25,000,000 of the Company's 9 3/8% senior notes on November 15, 1993. Additionally, the Company received a combined $278,000 of interest income resulting from the settlement of a lawsuit and an income tax refund during the current fiscal year. Interest expense will increase in the second half of the fiscal year due to increasing interest rates being experienced on the Company's floating rate bank borrowings and due to the cessation of capital-ized interest on the Company's major financial and project management software project which was substantially completed at September 30, 1994.

Income Taxes
- - ------------
For the six months ended September 30, 1994, in which the Company reported a loss before income taxes of $1,386,000, the Company recorded a $2,009,000 income tax provision due principally to the partial nondeductibility of the integration charge recorded by the Company. (See Note 2 to Condensed Consolidated Financial State-ments.) In the corresponding six-month period of the prior fiscal year, the effective income tax rate of 38% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

              INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital of $72,046,000 at September 30, 1994 increased by $8,524,000 or 13.4% from $63,522,000 at March 31, 1994. The current ratio at September 30, 1994 increased to 1.74:1 from 1.70:1 at March 31, 1994.

Cash used for operating activities for the first six months of fiscal year 1995 totaled $1,545,000, a $16,937,000 unfavorable reduction from the $15,392,000 cash provided by operating activi-ties in the corresponding six-month period of the prior fiscal year. Cash was utilized in the current six-month period to maintain increased accounts receivable levels due to the increase in revenues in the current quarter compared to the level being experienced at March 31, 1994 and to slower cash collections. Capital expenditures of $6,272,000 for the current six-month period were $1,023,000 lower than the $7,295,000 amount reported for the corresponding period of the prior fiscal year due primarily to the cessation of spending in the Analytical Services area due to the formation of Quanterra.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first six months of the current fiscal year, the Company spent $5,559,000 relating to closure plans and construction costs for the sites compared to $5,661,000 in the corresponding period of the prior fiscal year. At September 30, 1994, the Company's condensed consolidated balance sheet included accrued liabilities of $43,466,000 to complete the closure and post-closure of its inactive disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). The Company expects final determination on closure plans in fiscal year 1996. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the county of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated in the EIR. The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subsequently responded to comments on the plan from DTSC. An EIR is being prepared by DTSC. The Company expects the plan to be approved in fiscal year 1996; however, significant work which will ultimately be required for closure will have occurred prior to that time. The Company has been targeting completion of the closure by the end of fiscal year 1997; however, discussions with DTSC regarding approvals of interim construction work indicate that the timing of closure completion may be delayed. Further delays in the closure plan approval process at this site or at the Panoche site could cause an increase in the provision for discontinued operations. (See Note 6 to Condensed Consolidated Financial Statements.)

The California Toxic Pits Cleanup Act of 1984 (TPCA) required operators of certain surface impoundments to cease discharging liquid hazardous wastes into these units by a statutory deadline, unless the units were retrofitted to meet minimum technology requirements. The Company has taken reasonable measures and has made substantial progress toward compliance at the Vine Hill

              INTERNATIONAL TECHNOLOGY CORPORATION

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

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with applicable regulatory agencies. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to delay the closure plan approval process or were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company.
Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at September 30, 1994 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

The USEPA and the DTSC are investigating certain transportation and disposal activities conducted by numerous companies, including the Company or its predecessors, involving certain disposal sites in California, including the Operating Industries, Inc. (OII) Superfund site. In connection with the OII action, the Company did not elect to join various proposed settlements with the USEPA for the first three interim remedial measures (IRMs). The claims against the Company by the USEPA for these and certain past response costs total approximately $8,500,000 (not including interest). The claims by the PRP steering committee for costs associated with the first two IRMs approximate $2,700,000. (The Company believes there is substantial duplication between the USEPA's and the PRP steering committee's claims.) Neither set of claims include future costs for site remediation and long-term monitoring and maintenance which are expected to be substantial. Based on the nature of the waste streams handled by the Company's subsidiaries and their conduct in handling the wastes, the Company believes its proper share of responsibility for the site is less than the share attributed to it by the USEPA and the PRP steering committee. Accordingly, the Company has not been able to agree to USEPA's or the PRP steering committee's claims. IT has met with the USEPA to propose and negotiate a release from alleged liability for past costs in return for IT undertaking remediation work at the

              INTERNATIONAL TECHNOLOGY CORPORATION
site. The USEPA has responded to the Company's proposal advising that it was not acceptable and providing the Company with an opportunity to submit additional data in support of its position. The USEPA has also offered the Company, along with the other PRPs who have not as yet settled with USEPA, the opportunity to have reviewed on limited grounds, the volumes of waste attributed to it and, subsequently, the opportunity to settle response cost claims for the first three IRMs at a substantial premium over the amount of its previous claims to effect a settlement. On October 11, 1994, the Company was served with a summons and complaint in the PRP steering committee's cost recovery action (National Railroad Passenger Corporation, et al v. Harshaw Filtrol, U.S.D.C. Central District, No. CV 94 2861 WMB (GHK)). The Company intends to defend this action vigorously while continuing to attempt a settlement with the PRP steering committee and the USEPA. Trial in this action is set for July 17, 1995. Inability of the Company to effect satisfactory settlement with the PRP steering committee and the USEPA could have a material adverse effect on the consolidated financial condition of the Company. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the PRP steering committee's claims and requested indemnification and legal representation. The carriers dispute the scope of their coverage obligations to IT. The Company has also been named as a PRP in several other investigations, and has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

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

At September 30, 1994, a deferred tax asset in the amount of $13,088,000 (net of a valuation allowance of $13,519,000) is included in the Company's condensed consolidated balance sheet.
The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's Northern California disposal sites are made over the next several years, as such expenditures are deductible in the year made, but only to the extent the Company has sufficient levels of taxable income. The Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

The Company is using approximately $24,000,000 of letters of credit, as well as a trust fund and annuities to fulfill regulatory financial assurance requirements for the closure and post-closure care of the Company's inactive disposal facilities. In aggregate, at September 30, 1994, letters of credit totaling approximately $53,000,000 were outstanding against the Company's $95,000,000 bank line of credit which was amended on that date to a new expiration date of January 2, 1996. Additionally, the Company has outstanding $32,000,000 of cash advances under the line, leaving approximately $10,000,000 unused at September 30, 1994. The amount of the Company's current availability is limited to the amount of collateral available in accordance with the loan agreement, principally accounts receivable; however, collateral available at September 30, 1994 allowed for use of the entire line.

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

                            PART II

              INTERNATIONAL TECHNOLOGY CORPORATION



Item 1.   Legal Proceedings.

     The following matters and other litigation to which the Company is a party are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. See Note 9 to Condensed Consolidated Financial State-ments for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter.

     Class Action Lawsuits
     ---------------------
     Mancino et al. v. International Technology Corporation, et al., U.S.D.C. - Central District No. 89-7244 RMT. Trial in this action is now set for May 5, 1995.

     Central Garden
     --------------
     The Company anticipates that all of the litigation related to this matter will be submitted to nonbinding arbitration in the Spring of 1995 and that trial will be set for the first calendar quarter of 1996.

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



INTERNATIONAL TECHNOLOGY CORPORATION
           (Registrant)




           ANTHONY J. DELUCA                  November 14, 1994
           -----------------                  -----------------
           Anthony J. DeLuca
Senior Vice President, Chief Financial Officer and Duly Authorized Officer

                   INTERNATIONAL TECHNOLOGY CORPORATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) This exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit No.                Description
              ----------     -----------------------------------------

                  27 Financial Data Schedule for the quarter ended September 30, 1994

         (b)  Reports on Form 8-K.

              None.