Form 10-Q
period 1994-12-31
INTERNATIONAL TECHNOLOGY CORP
filed 1995-02-14
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1994
                                      OR

___     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to _____________

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

At January 31, 1995 the registrant had issued and outstanding an aggregate of 35,535,810 shares of its common stock.

                    INTERNATIONAL TECHNOLOGY CORPORATION

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTER ENDED DECEMBER 31, 1994




PART I.   FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
          Item 1.  Financial Statements.

                   Condensed Consolidated Balance Sheets
                   as of December 31, 1994 (unaudited) and
                   March 31, 1994.                                       3

                   Condensed Consolidated Statements of
                   Operations for the Three Months and
                   Nine Months Ended December 31,
                   1994 and 1993 (unaudited).                            4

                   Condensed Consolidated Statements
                   of Cash Flows for the Nine Months
                   Ended December 31, 1994 and 1993 (unaudited).         5

                   Notes to Condensed Consolidated
                   Financial Statements (unaudited).                   6-9

          Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial
                   Condition.                                        10-17


PART II.   OTHER INFORMATION

          Item 1.  Legal Proceedings.                                   18

          Item 6.  Exhibits and Reports on Form 8-K.                    19

                   Signature.                                           20

                                   PART I
Item 1.   Financial Statements.

                    INTERNATIONAL TECHNOLOGY CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,     March 31,
                                                       1994             1994
                                                    -----------     ----------
                                                    (Unaudited)
                                                          (In thousands)
                          ASSETS
Current assets:
     Cash and cash equivalents                      $  5,075         $ 10,646
     Receivables, net                                145,792          126,910
     Prepaid expenses and other current assets         5,826            7,674
     Deferred income taxes                             9,329            9,329
                                                     -------          -------
          Total current assets                       166,022          154,559
                                                     -------          -------
Property, plant and equipment, at cost:
     Land and land improvements                        1,759            2,127
     Buildings and leasehold improvements              9,594           25,930
     Machinery and equipment                         122,597          154,929
                                                     -------          -------
                                                     133,950          182,986
          Less accumulated depreciation
            and amortization                          76,807           91,557
                                                     -------          -------
              Net property, plant and equipment       57,143           91,429
                                                     -------          -------
Construction-in-progress                              19,069           19,451
Investment in Quanterra                               37,198                -
Other assets                                          45,329           52,059
Long-term assets of discontinued operations           41,705           41,705
                                                     -------          -------
     Total assets                                   $366,466         $359,203
                                                     =======          =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $ 31,921         $ 27,314
     Accrued liabilities                              35,465           32,662
     Billings in excess of revenues                   10,326            9,315
     Short-term debt, including current
          portion of long-term debt                    2,450            5,268
     Net current liabilities of
          discontinued operations                     14,352           16,478
                                                     -------          -------
          Total current liabilities                   94,514           91,037
                                                     -------          -------
Long-term debt                                        79,265           68,625
Long-term accrued liabilities of
     discontinued operations                          26,417           32,547
Other long-term accrued liabilities                    6,280            6,446
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value;
          180,000 shares authorized; 24,000 shares
          issued and outstanding                       2,400            2,400
     Common stock, $1 par value;
          100,000,000 shares authorized; 35,537,562
          and 35,201,052 shares issued and
          outstanding, respectively                   35,538           35,201
     Additional paid-in capital                      171,786          168,817
     Deficit                                         (49,734)         (45,870)
                                                     -------          -------
          Total stockholders' equity                 159,990          160,548
                                                     -------          -------
     Total liabilities and
          stockholders' equity                      $366,466         $359,203
                                                     =======          =======

                              See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                     Three months ended    Nine months ended
                                         December 31,          December 31,
                                     ------------------    -----------------
                                     1994        1993        1994       1993
                                     ----        ----        ----       ----
                                                      (Unaudited)

Revenues                           $102,403    $ 92,524    $313,480   $295,738
Cost and expenses:
  Cost of revenues                  (85,714)    (79,144)   (264,445)  (248,790)
  Selling, general and
       administrative expenses      (10,140)    (10,519)    (32,012)   (33,159)
  Equity in net income
       (loss) of Quanterra             (319)          -         188          -
  Integration charge related
       to the formation of
       Quanterra                          -           -      (9,264)         -
                                    --------    -------    --------    -------
Operating income                       6,230      2,861       7,947     13,789
Interest, net                         (1,996)    (1,691)     (5,099)    (6,725)
                                     -------    -------     -------    -------
Income before income taxes             4,234      1,170       2,848      7,064
Provision for income taxes            (1,553)      (444)     (3,562)    (2,684)
                                     -------    -------     -------    -------
Net income (loss)                      2,681        726        (714)     4,380
Less preferred stock dividends        (1,050)    (1,050)     (3,150)    (1,085)
                                     -------    -------     -------    -------
Net income (loss) applicable
         to common stock            $  1,631   $   (324)   $ (3,864)  $  3,295
                                     =======    =======     =======    =======

Net income (loss) per share         $    .05   $   (.01)   $   (.11)  $    .10
                                     =======    =======     =======    =======


                              See accompanying notes.

                       INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                         Nine months ended
                                                            December 31,
                                                        --------------------
                                                         1994          1993
                                                        ------        ------
                                                             (Unaudited)
Cash flows from operating activities:
     Net income (loss)                               $   (714)       $  4,380
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities:
          Equity in net income of Quanterra              (188)              -
          Integration charge related to
              the formation of Quanterra                9,264               -
          Depreciation and amortization                12,894          16,576
          Deferred income taxes                         3,311           2,277
     Changes in assets and liabilities,
       net of effects from acquisitions
       and dispositions of businesses:
          (Increase) decrease in
            receivables, net                          (29,045)          8,601
          Decrease (increase) in prepaid
            expenses and other current assets             290          (2,344)
          Increase (decrease) in
            accounts payable                            5,779         (11,595)
          Increase (decrease) in
            accrued liabilities                         3,387          (6,634)
          Increase in billings in
            excess of revenues                          1,011           6,635
          Decrease in other long-term
            accrued liabilities                          (166)           (800)
                                                      -------         -------
     Net cash provided by
       operating activities                             5,823          17,096
                                                      -------         -------
Cash flows from investing activities:
     Capital expenditures                              (7,922)        (10,314)
     Investment in Quanterra                           (1,208)              -
     Other, net                                           927             742
     Investment activities of
       transportation, treatment and
       disposal discontinued operations                (8,256)         (9,336)
                                                      -------         -------
     Net cash used for investing activities           (16,459)        (18,908)
                                                      -------         -------
Cash flows from financing activities:
     Repayments of long-term borrowings               (33,593)        (80,434)
     Long-term borrowings                              41,802          27,010
     Dividends paid on preferred stock                 (3,150)         (1,085)
     Net proceeds from public offering
       of depositary shares                                 -          57,130
     Issuances of common stock                              6             270
                                                      -------         -------
     Net cash provided by financing
       activities                                       5,065           2,891
                                                      -------         -------
Net (decrease) increase in cash
     and cash equivalents                              (5,571)          1,079
Cash and cash equivalents at
     beginning of period                               10,646           8,659
                                                      -------         -------
Cash and cash equivalents at
     end of period                                   $  5,075       $   9,738
                                                      =======         =======

                          See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corpora-tion (Company or IT), without audit, and include all adjust-ments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended December 31, 1994 and 1993, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

          These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994. The results of operations for the three-month and nine-month periods ended December 31, 1994 are not necessarily indicative of the results for the full fiscal year.

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

          IT's 50 percent investment in Quanterra is accounted for under the equity method. Upon closing of the transaction, implemen-tation of an aggressive integration plan was begun to elimi-nate redundant laboratory facilities and duplicative overhead and systems. In the quarter ended June 30, 1994, IT's portion of the charge for integration was $9,264,000. In the initial six months of Quanterra operations ended December 31, 1994, the Company's equity interest in the net income of Quanterra was $188,000.

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

4. For the nine months ended December 31, 1994, in which the Company reported income before income taxes of $2,848,000, the Company recorded a $3,562,000 income tax provision due principally to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995 (see Note 2 above). In the corresponding first nine months of the prior fiscal year, the effective income tax rate of 38% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                               (Unaudited)

5. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

                   Three months ended             Average common and common
                       December 31,             equivalent shares outstanding
                    -----------------           -----------------------------

                          1994                            35,759,437
                          1993                            34,994,557

                    Nine months ended             Average common and common
                       December 31,             equivalent shares outstanding
                    -----------------           ----------------------------
                          1994                            35,552,109
                          1993                            34,617,879

          Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidil-utive.

6. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal opera-tions through sale of some facilities and closure of certain other facilities. As of December 31, 1994, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connec-tion with the plan of divestiture at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, princi-pally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At December 31, 1994, the Company's condensed consolidated balance sheet included accrued liabili-ties of $40,769,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

          The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. Management believes the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condi-tion of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

7. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and in the Company's

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                 (Unaudited)

          Quarterly Report on Form 10-Q for the quarters ended September 30, 1994 and June 30, 1994. Current developments are dis-cussed in Part II of this filing.

8. Unbilled receivables of $15,318,000 at December 31, 1994 ($16,316,000 at March 31, 1994) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotia-tion of change orders or completion of the project.

          Included in unbilled receivables at December 31 and March 31, 1994 are approximately $8,000,000 and $7,000,000, respective-ly, of claims related to the Helen Kramer project, which is subject to an audit by the Defense Contract Audit Agency and a federal civil and criminal investigation into the claims.

9. Noncurrent other assets at December 31 and March 31, 1994 include a claim amount of approximately $31,000,000 represent-ing direct costs incurred in excess of those recovered under the Motco Site Trust Fund contract, a major fixed-price remediation contract. On December 4, 1991, the Company announced the suspension of work on the Motco project and the filing of a $56,000,000 breach of contract lawsuit to recover direct costs, overhead and profit from Motco Trust, the potentially responsible party (PRP) group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

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

          On December 14, 1994, the court ruled that IT was entitled to a judgment in the amount of $43,700,000 plus prejudgment interest and attorneys' fees. The court's order reduced the jury's previous compensatory damage award by $9,100,000 and set aside the jury's award of $28,550,000 in punitive damages. On January 27, 1995, the court ruled on the Company's and Mon-santo's motions to determine the amount of prejudgment interest to be awarded to the Company. The court rejected both Monsanto's and the Company's arguments as to the amount of prejudgment interest due and ordered the Company to submit revised interest calculations within 30 days. The court directed the Company to compute the interest on the contract costs as and when incurred by the Company and outstanding from the original date of the contract, less certain specified deductions and less payments when made by Monsanto, utilizing a 10% interest rate compounded annually. The Company is unable to determine what amount of prejudgment interest will be awarded or when final judgment will be entered. The entering of final judgment is subject to the filing of post judgment motions by the parties. The final judgment is

                     INTERNATIONAL TECHNOLOGY CORPORATION

                                (Unaudited)

          subject to appeal by the parties and accrues postjudgment interest at the intermediate term U.S. Treasury rate (current-ly approximately 7.25%) in effect at the time of judgment from the date the judgment is entered until paid.

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

10. In the fourth quarter of fiscal year 1994, the Company recorded a nonrecurring charge of $4,500,000 related to the actuarially determined present value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. The retirement agreement was approved by the Board of Directors, following approval by the Compensation Committee and advice of an independent compensation consulting firm. Terms of the retirement agreement provided for total payments by the Company of approximately $400,000 per year through the year 2003 and approximately $300,000 per year thereafter for the duration of the former executive's lifetime.

          As a result of concerns expressed by shareholders, in June 1994 the Board of Directors formed a special committee comprised of four non-employee directors to review this retirement agreement. The special committee engaged indepen-dent legal counsel and a new independent compensation consult-ing firm to assist it in the review process. Following its review of the retirement agreement, the special committee recommended that the agreement be modified in various respects and engaged in negotiations with the former Chairman concern-ing the proposed modifications.

          Those negotiations resulted in an amended agreement which reduced the present value of the contractual benefits by approximately $500,000. The amended agreement was approved by the noninterested directors of the Board on the recommendation of the special committee of the Board and on the advice of counsel and an independent compensation consulting firm and executed on January 6, 1995.

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition.

                     INTERNATIONAL TECHNOLOGY CORPORATION

                      FOR QUARTER ENDED DECEMBER 31, 1994

RESULTS OF OPERATIONS

Overview
========

The Company operates in one industry segment and provides a range of services to clients principally in the United States which are categorized as Environmental Services and Construction and Remediation Services; however, the Company's principal strategy is to market its services on a turnkey basis. There are operating and economic synergies between the Company's services, as they are complementary and often used in combination.

On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors comprised of representation from IT and Corning, and provides services to the Company on a competitive basis. (See Note 2 to Condensed Consoli-dated Financial Statements.) The financing of Quanterra is provided by a $60,000,000 bank line of credit. IT's 50 percent investment in Quanterra is accounted for under the equity method. An aggressive integration plan is being implemented in the early stages of Quanterra's operations. The plan includes consolidation and closure of redundant laboratory facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and account-ing systems. The Company expects these actions will result in productivity gains achieved through economies of scale. Substan-tial portions of the plan have been implemented with additional actions to occur over the next year. IT reported a charge of $9,264,000 related to the integration in its condensed consolidated statement of operations for the quarter ended June 30, 1994. Upon completion of the integration process, Quanterra will have estimated annual revenues of $125,000,000 and employ approximately 1,200 people in its laboratory network throughout the United States.

In the six months ended December 31, 1994, the initial period of Quanterra's operations, the Company reported equity in net income of Quanterra of $188,000. The analytical services business continues to be intensely competitive and has historically been negatively impacted by weather-related and other cyclical factors during the Company's fourth fiscal quarter.

                                    Comparison of the Three Months Ended December 31, 1994
                                        to the Three Months Ended December 31, 1993
                                                Three months ended December 31,
                               ---------------------------------------------------------------------
                                       1994                                            1993
                               ---------------------                         -----------------------
                                                    (Dollars in thousands)
                                            Gross     Percentage revenue                     Gross
                                            Margin    increase (decrease)                   Margin
                               Revenues   Percentage      1993 to 1994       Revenues     Percentage
                               --------   ----------  --------------------   --------     ----------
Environmental Services         $ 66,184     17.8%             14.4%          $ 57,832         15.5%
Analytical Services                   -        -            (100.0)            13,393          8.4
Construction and Remediation     36,219     13.6              70.1             21,299         15.6
                                -------                                       -------
Total                          $102,403     16.3                             $ 92,524         14.5
                                =======                                       =======

                         INTERNATIONAL TECHNOLOGY CORPORATION

                                   Comparison of the Nine Months Ended December 31, 1994
                                         to the Nine Months Ended December 31, 1993

                                                   Nine months ended December 31,
                                --------------------------------------------------------------------
                                        1994                                            1993
                                ---------------------                        -----------------------
                                                      (Dollars in thousands)
                                              Gross     Percentage revenue                  Gross
                                             Margin     increase (decrease)                 Margin
                                Revenues   Percentage       1993 to 1994     Revenues     Percentage
                                --------   ----------   -------------------  --------     ----------
Environmental Services          $197,212      17.8%             5.2%         $187,482         17.5%
Analytical Services               13,075       3.1            (69.4)           42,708         11.7
Construction and Remediation     103,193      13.1             57.4            65,548         14.0
                                 -------                                      -------
Total                           $313,480      15.6                           $295,738         15.9
                                 =======                                      =======

Revenues
========

Revenues for the third quarter of fiscal year 1995 increased $9,879,000 or 10.7% from the level of the related quarter of the prior fiscal year. For the first nine months of fiscal year 1995, revenues increased by $17,742,000 or 6.0% from the amount reported in the corresponding period of fiscal year 1994. Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services area revenue has been derived from Environ-mental Services or Construction and Remediation projects, addition-al revenue now is being recorded in those two business areas related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding current and prior year Analytical Services revenues other than those provided to Environmental Services or Construction and Remediation projects, revenues for the Company increased 21.7% and 14.0% in the third quarter and first nine months of fiscal year 1995, respectively.

For the three and nine months ended December 31, 1994, the Environmental Services division experienced increases of $8,352,000 and $9,730,000 or 14.4% and 5.2%, respectively, from the related revenue levels of the prior fiscal year. The increases in Environmental Services during fiscal year 1995 were due principally to the start-up of work at the Department of Energy (DOE) site in Hanford, Washington under the Environmental Restoration Management Contract (ERMC) program and the recording of analytical services subcontract revenue.

Due to a general increase in governmental civil remediation delivery order programs and significant seasonal activity in certain of these programs, the Construction and Remediation division reported increased revenues for the current three-month and nine-month periods of $14,920,000 and $37,645,000, or 70.1% and 57.4%, respectively, in comparison to the corresponding periods of the prior fiscal year.

A significant portion of the revenues of the Construction and Remediation division continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology.
However, incineration as an allowable remedy under the Comprehen-sive Environmental Response, Compensation and Liability Act (CERCLA) continues to come under legislative and regulatory pressures. In May 1993, the U.S. Environmental Protection Agency (USEPA), citing its authority under the Resource Conservation and Recovery Act, announced a draft strategy imposing additional requirements and costs on incineration facilities, the effect of which was a "freeze" on the permitting of any new fixed-base hazardous waste incinerators or cement kilns. In November 1994, the USEPA finalized its strategy, which continued the draft strategy's policy of granting a lower priority to consideration of new fixed-base hazardous waste incinerators or cement kilns. The

                    INTERNATIONAL TECHNOLOGY CORPORATION
final strategy also finalized the USEPA's direction of favoring waste minimization over combustion and of increasing regulatory burdens upon combustion and incineration facilities. Additionally, in May 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA, calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. The Company was advised in July 1994 by the USEPA and the Texas Natural Resources Conservation Commission that incineration at the Texarkana Wood Processing Co. (Texarkana) Superfund site will be delayed until the Congressional Office of Technology Assessment
(OTA) completes a study on the safety of incineration and the assessment of possible alternatives to incineration and that all
offerors' bids, including IT's, have been allowed to expire.   The
impact upon the Company's business of these actions cannot yet be predicted. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators at Texarkana and at future remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, which currently has a net book value of approximately $33,500,000. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a material adverse effect to the Company's consoli-dated financial condition due to impairment of HTTS assets as well as lost project opportunities.

Although the impact upon the Company of the failure, to-date, of the U.S. Congress to reauthorize CERCLA cannot be determined, additional delays may result in lack of funding for certain government-funded projects. Failure of interested parties and Congress to agree to the terms of CERCLA reauthorization, or substantial changes in or uncertainty concerning the details of the legislation and cleanup standards, may result in project delays and/or the failure of clients to initiate or proceed with projects. Additionally, any changes in federal government policies resulting from the November 1994 election may impact the environmental industry if they lead to a reduction in the enforcement of environmental regulations or in reductions in the environmental restoration budgets of the Department of Defense (DOD) and DOE which have been suggested both by Members of Congress and the Executive Branch as part of attempts to achieve a balanced federal budget.

The Company's total contract backlog, which excludes Analytical Services, at December 31, 1994 was approximately $1,112,000,000 including approximately $620,000,000 of future project work under existing governmental indefinite delivery order contracts. Revenues from backlog and delivery order contracts are expected to be earned over the next one to five years. Included in contract backlog above is approximately $140,000,000 related to the Hanford ERMC program. The Hanford ERMC backlog includes a substantial amount of subcontract costs. The scope of work and the Company's role at Hanford ERMC are undergoing review by DOE and the prime contractor. Such review may result in different or less work for the Company, including elimination of its subcontract procurement responsibilities, which could reduce the currently reported backlog. A change in the Company's role may or may not impact the profitability of the contract.

Gross Margin
============

Gross margin percentage for the third quarter of fiscal year 1995 increased to 16.3% of revenues from 14.5% of revenues for the corresponding period of the prior fiscal year. For the first nine months of fiscal year 1995, gross margin of 15.6% of revenues compared with 15.9% of revenues reported for the corresponding period of the prior fiscal year.

Gross margin percentage for the current three-month period increased from the related prior year level primarily because of higher productivity in the Environmental Services division and the cessation of reporting the low-margin Analytical Services revenues in the consolidated revenues. The improved labor utilization experienced in Environmental Services more than offset declining prices.

                     INTERNATIONAL TECHNOLOGY CORPORATION

For the current nine-month period, gross margin percentage was adversely impacted by a significant decline in Analytical Services gross margin during the first quarter of fiscal year 1995 prior to the formation of Quanterra on June 28, 1994 (see Overview above). During the first fiscal quarter ended June 30, 1994, the decline in Analytical Services gross margin percentage from the prior year level was due to competitive market conditions as well as opera-tional inefficiencies experienced related to the planned start-up of Quanterra. Additionally, Construction and Remediation margins have declined over the past year since the projects currently being executed, primarily major DOD programs, have lower margins than those executed previously. In the third fiscal quarter of both years, margin was favorably affected by a profit adjustment on a major fixed-price contract.

Selling, General and Administrative Expenses
============================================

For the three months and nine months ended December 31, 1994, selling, general and administrative expenses represented 9.9% of revenues and 10.2% of revenues, respectively. These levels compare favorably to the related 11.4% and 11.2% of revenues reported for the two corresponding periods of the prior fiscal year as a result of continued management attention to expenses. During the second and third quarters of the current fiscal year, the Company experienced a decline in selling, general and administrative expenses as certain expenses were eliminated or transferred from the Company upon the formation of Quanterra.

Interest, Net
=============

Net interest expense represented 1.9% of revenues in the third quarter of fiscal year 1995, compared with 1.8% of revenues reported in the third quarter of fiscal year 1994. The increase in interest expense, which is expected to continue in the fourth quarter of fiscal year 1995, was due to increasing interest rates being experienced on the Company's floating rate bank borrowings and due to the cessation of capitalized interest on the Company's major financial and project management software project which was substantially completed at September 30, 1994.

For the nine months ended December 31, 1994, net interest expense declined to 1.6% of revenues from the 2.3% of revenues reported in the corresponding period of the prior fiscal year. The decline in net interest expense is due principally to lower levels of outstanding debt resulting principally from debt repayments which occurred during the second half of fiscal year 1994. The net proceeds received by the Company from the public offering of 2,400,000 depositary shares (see Note 3 to Condensed Consolidated Financial Statements) were utilized to repay $30,000,000 of bank debt at September 30, 1993 and to prepay $25,000,000 of the Company's 9 3/8% senior notes on November 15, 1993. Additionally, the Company received a combined $278,000 of interest income resulting from the settlement of a lawsuit and an income tax refund during the first six months of the current fiscal year.

Income Taxes
============

For the nine months ended December 31, 1994, in which the Company reported income before income taxes of $2,848,000, the Company recorded a $3,562,000 income tax provision due principally to the partial nondeductibility of the integration charge recorded by the Company. (See Note 2 to Condensed Consolidated Financial State-ments.) In the corresponding nine-month period of the prior fiscal year, the effective income tax rate of 38% exceeded the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes.

                INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital of $71,508,000 at December 31, 1994 increased by $7,986,000 or 12.6% from $63,522,000 at March 31, 1994. The current ratio at December 31, 1994 increased to 1.76:1 from 1.70:1 at March 31, 1994.

Cash provided by operating activities for the first nine months of fiscal year 1995 totaled $5,823,000, compared to $17,096,000 cash provided by operating activities in the corresponding nine-month period of the prior fiscal year. Cash was utilized in the current nine-month period to maintain increased accounts receivable levels due to the increase in revenues in the current quarter compared to the level being experienced at March 31, 1994 and to slower cash collections. Capital expenditures of $7,922,000 for the current nine-month period were $2,392,000 lower than the $10,314,000 amount reported for the corresponding period of the prior fiscal year due primarily to the cessation of spending in the Analytical Services area due to the formation of Quanterra.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first nine months of the current fiscal year, the Company spent $8,256,000 relating to closure plans and construction costs for the sites compared to $9,336,000 in the corresponding period of the prior fiscal year. At December 31, 1994, the Company's condensed consolidated balance sheet included accrued liabilities of $40,769,000 to complete the closure and post-closure of its inactive Northern California disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). The Company expects final determination on closure plans in fiscal year 1996 or early in fiscal year 1997. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the county of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated in the EIR. The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subsequently responded to comments on the plan from DTSC. An EIR is being prepared by DTSC. The Company expects the plan to be approved in fiscal year 1996; however, significant work which will ultimately be required for closure will have occurred prior to that time. The Company has been targeting completion of the closure by the end of fiscal year 1997; however, delays in DTSC approval of interim construction work may delay closure completion. Ongoing delays in the closure process at this site or at the Panoche site may result in an increase in the provision for loss on discontinued operations. Additionally, the impact to the sites of the abnormally heavy rains in the Northern California area during January 1995 will likely cause increased expenditures to maintain compliance with the Company's site permits. (See Note 6 to Condensed Consolidated Financial Statements.)

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at December 31, 1994 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process continues to be delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

The USEPA and the DTSC are investigating certain transportation and disposal activities conducted by numerous companies, including the Company or its predecessors, involving certain disposal sites in California, including the Operating Industries, Inc. (OII) Superfund site. In connection with the OII action, the Company did not elect to join various proposed settlements with the USEPA for the first three interim remedial measures (IRMs). The claims against the Company by the USEPA for these and certain past response costs total approximately $8,500,000 (not including interest). The claims by the PRP steering committee for costs associated with the first two IRMs approximate $2,700,000. (The Company believes there is substantial duplication between the USEPA's and the PRP steering committee's claims.) Neither set of claims include future costs for site remediation and long-term monitoring and maintenance which are expected to be substantial. Based on the nature of the waste streams handled by the Company's subsidiaries and their conduct in handling the wastes, the Company believes its proper share of responsibility for the site is less than the share attributed to it by the USEPA and the PRP steering

                  INTERNATIONAL TECHNOLOGY CORPORATION
committee. Accordingly, the Company has not been able to agree to USEPA's or the PRP steering committee's claims. IT had previously met with the USEPA to propose and negotiate a release from alleged liability for past costs in return for IT undertaking remediation work at the site. The USEPA has responded to the Company's proposal advising that it was not acceptable and providing the Company with an opportunity to submit additional data in support of its position. The USEPA has also offered the Company, along with the other PRPs who have not as yet settled with USEPA, the opportunity to have reviewed on limited grounds, the volumes of waste attributed to it and, subsequently, the opportunity to settle response cost claims for the first three IRMs at a substantial premium over the amount of its previous claims to effect a settlement (subject to any adjustments in the volumes attributed to the Company as a result of the volumetric review process referenced above). The Company has filed with the USEPA a request for review of the volumes of waste attributed to it (to which no reply has yet been received) and is also engaged in discussions with the USEPA concerning settlement of the USEPA's claims. On October 11, 1994, the Company was served with a summons and complaint in the PRP steering committee's cost recovery action (National Railroad Passenger Corporation, et al v. Harshaw Filtrol, U.S.D.C. Central District, No. CV 94 2861 WMB (GHK)). The action seeks the committee's past response costs of approximately $2,700,000 plus a declaration as to the Company's share of future costs at the site. The Company is defending this action vigorously while continuing to attempt a settlement with the PRP steering committee and the USEPA and is engaged in discussions with the PRP steering committee concerning settlement of the committee's claims. Trial in this action is set for July 17, 1995. Inability of the Company to effect satisfactory settlement with the PRP steering committee and the USEPA could have a material adverse effect on the consolidated financial condition of the Company. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the PRP steering committee's claims and requested indemnification and legal representation. The carriers dispute the scope of their coverage obligations to IT. The Company has also been named as a PRP in several other investigations, and has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

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

At December 31, 1994, a deferred tax asset in the amount of $11,479,000 (net of a valuation allowance of $13,519,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's inactive Northern California disposal sites are made over the next several years, as such expenditures are deductible in the year made, but only to the extent the Company has sufficient levels of taxable income. The Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

At December 31, 1994, the Company utilized approximately $24,000,000 of letters of credit, as well as a trust fund and annuities to fulfill regulatory financial assurance requirements for the closure and post-closure care of the Company's inactive disposal facilities. In aggregate, at December 31, 1994, letters of credit totaling approximately $53,000,000 were outstanding against the Company's $95,000,000 bank line of credit which has an expiration date of January 2, 1996. Additionally, the Company had outstanding $29,000,000 of cash advances under the line, leaving approximately $13,000,000 unused at December 31, 1994. The amount of the Company's current availability is limited to the amount of

              INTERNATIONAL TECHNOLOGY CORPORATION
collateral available in accordance with the loan agreement, principally accounts receivable; however, collateral available at December 31, 1994 allowed for use of the entire line.

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

Over the past three years, the Company's liquidity has required careful management. Although consummation of the September 1993 public offering and application of the net proceeds principally to reduce debt has improved the Company's financial leverage and provided it with greater liquidity and flexibility to address its cash needs, the Company will continue to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites, debt service including repayment or refinancing of the remaining $50,000,000 of the senior notes, dividend obligations on the depositary shares and contingent liabilities. Any proceeds related to the disposition of the Motco litigation could be used to address the above cash needs of the Company. (See Note 9 to Condensed Consolidated Financial Statements.)

                                 PART II

                    INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.   Legal Proceedings.

          The following matters and other litigation to which the Company is a party are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and in the Company's Quarterly Report on Form 10-Q for the quarters ended September 30, 1994 and June 30, 1994. See Note 9 to Condensed Consoli-dated Financial Statements for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter.

          Class Action Lawsuits
          =====================

          Mancino et al. v. International Technology Corporation, et al., U.S.D.C. - Central District No. 89-7244 RMT. Discovery concerning the facts underlying the action was completed as of January 31, 1995 and trial in this action is now set for July 10, 1995.

          Central Garden
          ==============

          The Company anticipates that all of the litigation related to this matter will be submitted to nonbinding arbitration in October 1995 and that trial will be set for the second calendar quarter of 1996.

                    INTERNATIONAL TECHNOLOGY CORPORATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Exhibits. This exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit No.       Description
          -----------       ------------

          10(iii) First Amendment dated January 6, 1995 to the Re-tirement Agreement dated March 3, 1994 between Murray H. Hutchison and the registrant.

    (b)   Reports on Form 8-K.

          None.

                    INTERNATIONAL TECHNOLOGY CORPORATION

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
          (Registrant)




         ANTHONY J. DELUCA                                 February 14, 1995
     --------------------------                            -----------------
         Anthony J. DeLuca
Senior Vice President, Chief Financial Officer and Duly Authorized Officer

                    INTERNATIONAL TECHNOLOGY CORPORATION



Item 6.   Exhibits and Reports on Form 8-K.

    (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit No.        Description
          -----------        -----------

          10(iii)       1.   First Amendment dated January 6, 1995 to the
                             Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the regis-trant.

          27            1.   Financial Data Schedule for the quarter ended
                             December 31, 1994.

    (b)   Reports on Form 8-K.

          None.