Form 10-K
period 1995-03-31
INTERNATIONAL TECHNOLOGY CORP
filed 1995-07-03
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1995
                                   OR

    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  _____________


                  Commission file number    1-9037

                 International Technology Corporation
        (Exact name of registrant as specified in its charter)
               Delaware                                33-0001212
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

         23456 Hawthorne Boulevard, Torrance, California 90505
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (310) 378-9933

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
          Title of each class                          registered
          -------------------               -------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 14, 1995, was approximately $95,162,000 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At June 14, 1995 the registrant had issued and outstanding an aggregate of 35,785,823 shares of its common stock, including 243,715 shares held in treasury.

                  Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on September 7, 1995 is incorporated by reference into Part III hereof.

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON JUNE 30, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

              INTERNATIONAL TECHNOLOGY CORPORATION
                   ANNUAL REPORT ON FORM 10-K
            FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                       TABLE OF CONTENTS

  Item                                                                   Page
  ----                                                                   ----
                             PART I

   1    Business....................................................       2
          General...................................................       2
          Background................................................       3
          Operations................................................       3
            General.................................................       3
            New Organizational Structure............................       4
            Consulting, Engineering and Design......................       4
            Remediation.............................................       4
            Quanterra...............................................       5
            International...........................................       5
            Technology Development..................................       6
            Customers...............................................       6
            Competition.............................................       7
            Regulations.............................................       8
            Environmental Contractor Risks..........................      10
            Insurance and Risk Management...........................      12
          Discontinued Operations...................................      13
          Employees.................................................      13
  2     Properties..................................................      13
  3     Legal Proceedings...........................................      14
  4     Submission of Matters to a Vote of Shareholders.............      19
                      --------------

 4A     Executive Officers of the Company...........................      20

                            PART II

  5     Market for the Registrant's Common Stock and Related
          Shareholder Matters.......................................      22
  6     Selected Financial Data.....................................      23
  7     Management's Discussion and Analysis of Results of Operations
          and Financial Condition...................................      23
  8     Financial Statements and Supplementary Data.................      33
  9     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      59

                            PART III

 10     Directors and Executive Officers of the Registrant...........     59
 11     Executive Compensation.......................................     59
 12     Security Ownership of Certain Beneficial Owners and Management    59
 13     Certain Relationships and Related Transactions...............     59

                            PART IV

 14     Exhibits, Financial Statement Schedule and Reports on Form 8-K    60

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

     The Company's services are provided to a broad array of governmental and commercial entities predominantly in the U.S. market. Additionally, the Company pursues selected international business opportunities on a project-specific basis. The Company's business strategy is to provide its environmental services on a full-service basis, particularly by focusing on its capabilities to manage complex environmental issues from the initial assessment of the level and extent of contamination through the design, engineering and execution of a solution. In recent years, the Company has worked on several hundred Superfund sites for various governmental and commercial clients. The success of the Company in developing its capabilities is demonstrated by IT's designation by Engineering News-Record as the largest hazardous waste design firm for each of the last six years.

     Demand for the Company's services is heavily influenced by the level of enforcement of environmental laws and regulations, funding levels for government projects and spending patterns of commercial clients. Over the last several years, spending by commercial clients has slowed primarily due to reduced implementation and enforcement activities by government regulatory agencies, an uncertain regulatory climate and weak economic conditions. In recent years, the Company's revenues have been derived primarily from its business with federal, state and local governmental clients. Revenues attributable to contracts with governmental agencies accounted for 71%, 63% and 62% of total revenues in fiscal 1995, 1994 and 1993, respectively. In the last three years, IT's business with the U.S. Department of Defense
(DOD) has increased significantly, growing from 19% of revenues in fiscal
1993 to 33% of revenues in fiscal 1994 and 47% of revenues in fiscal 1995.
The Company expects that revenues attributable to federal, state and local governmental agency contracts, particularly those with DOD, will continue to represent a substantial percentage of total revenues in the near term.
Efforts to constrain the federal budget deficit may impact the level of spending on environmental restoration by the DOD, the U.S. Department of Energy (DOE) and other federal governmental agencies. (See Business - Operations - Customers.)

     The operations of the Company are performed subject to a comprehensive federal, state, and local environmental regulatory structure which is currently the subject of proposals for significant change. (See Business - Operations - Regulations.) Although this regulatory structure creates opportunities for the Company, the analysis, assessment, and remediation of hazardous substances necessarily involves significant risks, including the possibility of damages or injuries caused by the escape of hazardous substances into the environment. (See Business - Operations - Environmental Contractor Risks, and Legal Proceedings.)

     In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra).
Since its formation, Quanterra has had the highest revenues of any environmental analytical services laboratory company in the United States. Quanterra operates independently with a separate board of directors which has representation from IT and Corning, and provides services primarily to third parties as well as to the Company. (See Business - Operations - Quanterra.)

     In April 1995, an outside investment banker retained by the Company completed a review of the Company's business and financial strategy. Based on this strategic review, the Company intends to emphasize exploitation of the Company's strong market position in consulting, engineering, design and remediation and continued improvement of operating fundamentals. The

Company also expects to consider external growth and diversification opportunities, including possible acquisitions. Additionally, the Company is evaluating alternatives to refinance its $50,000,000 of outstanding senior notes due July 1, 1996.

  BACKGROUND

     Hazardous materials management and remediation as well as air and water pollution control are widely acknowledged as significant national priorities. As of May 1995, the U.S. Environmental Protection Agency (USEPA) had designated approximately 1,300 sites as Superfund locations with significant concentrations of hazardous materials, although only approximately 30% of these sites had undergone substantial remediation. In addition, there are a large number of small commercial and governmental sites that will require cleanup. The assessment, decontamination and remediation of hazardous sites are governed by complex environmental and occupational safety and health regulations administered by numerous federal, state and local agencies.

     Many of the Company's clients, both governmental and commercial, are continuing to require a full-service solution, in which a single supplier or team takes responsibility for the entire process from identification and assessment through remediation. Successful remediation of hazardous sites requires a multidisciplinary approach, since such sites typically involve a variety of waste which affects air, soil and/or water. Depending on the circumstances, the required skills may include analytical chemistry, risk assessment, computer modeling, ambient air monitoring, process and design engineering, and construction/remediation. The application of these disciplines to solve client problems requires substantial operational know-how, and the Company believes that it is well-positioned to solve client problems because of the combination of its capabilities and experience. Additionally, the Company's technical expertise and operational experience are sought by other firms for project-specific teaming and joint venture relationships, thereby allowing the Company access to an increased number of large scale governmental and commercial programs.

     Over the past several years, the environmental management and hazardous waste remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. Lower demand in the private sector has been offset to a certain extent by new major project opportunities in the public sector, primarily major cleanup projects at DOD and DOE installations. These major projects require a broad range of project management and field execution skills, limiting the number of potential bidders. As a result of the changes impacting the industry, consolidation has occurred through downsizing and mergers. The Company's strategy is to be a strong competitor for the major project opportunities offered by the DOD and DOE, to continue to actively serve the commercial market, and, to the extent it is able, to participate selectively in the ongoing consolidation in the industry.

OPERATIONS

General
- -------

     The major part of IT's business is the management of complex hazardous waste remediation projects involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. These projects include the cleanup of land disposal sites where hazardous or toxic substances have been improperly disposed and pose a threat to the surrounding environment;
rivers, streams and groundwater contaminated by chemical substances and buildings, production facilities and storage sites contaminated with hazardous chemical and/or radioactive materials. These projects require considerable engineering and analytical effort to determine the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technologies for treatment, including transportable treatment equipment, to perform the cleanup of the site. The Company is involved in many areas of the United States in the assessment or cleanup phases of site remedial action projects.

     Additionally, the Company performs a variety of consulting services for clients to help them comply with environmental and/or health and safety regulations. The Company also provides assistance to these clients in developing corporate policies and procedures in areas such as pollution prevention and waste minimization that integrate environmental regulations into their business decisions.

New Organizational Structure
- ----------------------------

     Prior to the June 1994 formation of Quanterra, the Company was organized into three business areas, Environmental Services, Construction and Remediation, and Analytical Services. Subsequent to June 1994, the Company has operated in the first two of these business areas. Effective April 1, 1995, the Company implemented organizational structure changes in an effort to deliver more cost-effective services to clients. The Company's operations are now principally managed under a structure consisting of three regions with full service capabilities. Each region has its own technical, project management, sales and administrative support functions. The Construction and Remediation group's project management capabilities and related infrastructure have been integrated throughout the Company to strengthen project execution skills and enhance client service on a company-wide basis. Accordingly, IT offers all of its services in each region in which it operates. The Company currently operates 43 offices, including project offices, located across the United States.

Consulting, Engineering and Design
- ----------------------------------

     The Company's clients may have need for consulting, engineering and design services with respect to contamination of air, water or soil. Federal legislation such as the Clean Air Act and Safe Drinking Water Act provide environmental regulations which require compliance by the Company's clients. Environmental problems generally require multidisciplinary capabilities.
Each region is staffed by professionals with expertise in a variety of disciplines and the operating experience required to provide clients with full-service, cost-effective environmental solutions. The full-service strategy supports the Company's marketing efforts toward developing partnering arrangements with clients in which IT is the primary supplier of all client environmental management services.

     The Company's revenues related to air pollution assessment and control grew substantially in the past year, reflecting the general increase in demand for air quality services and the Company's expansion of its capabilities in this area.

     The Company provides a wide range of consulting, engineering and design services including remedial design, environmental permitting, facility siting and design, environmental compliance/auditing, risk assessment/ management, environmental assessment/characterization, consulting engineering, pollution prevention, waste minimization, permitting assistance, and equipment design, installation, and start-up services.

Remediation
- -----------

     The Company provides full-service capabilities for major projects, primarily in the area of DOD and DOE delivery order program management, remedial construction, mobile treatment, and decontamination/decommissioning capabilities. In the area of remedial construction, IT offers diverse services, such as excavation and isolation, installation of subsurface recovery systems, thermal treatment solutions, bioremediation approaches, chemical treatment, soil washing, fixation or stabilization, facility or site closures, solidification, landfill cell construction, and slurry wall and cap installation. IT also offers other remedial services such as chemical packaging services, underground storage tank (UST) or aboveground storage tank (AST) management and emergency response.

     On large scale remediation projects, IT uses various capabilities to assess, design, and implement environmental solutions, and design treatment systems. A solution to many hazardous waste remediation projects is to locate treatment equipment on site. IT's transportable proprietary Hybrid Thermal Treatment System (HTTS) was designed by the Company to incinerate large quantities of hazardous waste on-site. The HTTS technology has found principal applications on large scale remediation projects and is suitable for use at integrated hazardous waste treatment facilities. From the introduction of HTTS technology in 1987 through fiscal year 1995, the Company has processed approximately 900,000 tons of contaminated materials at various projects, representing more materials than those processed through incineration by all other companies using on-site, rather than fixed-base, treatments in the aggregate. (See Business - Operations - Regulations - Resource Conservation and Recovery Act of 1976.)

     During fiscal year 1995, the Company completed the cleanup of the Sikes Disposal Pits Superfund site near Houston, Texas using the HTTS technology. Currently, IT is utilizing an HTTS unit for the incineration of hazardous materials at the Bayou Bonfouca Superfund site in Slidell, Louisiana, which is nearing completion. In September 1992, the Company was awarded the thermal remediation contract at the Superfund site in Times Beach, Missouri. Permits for incineration at this site were received in April 1995 and significant preparatory work on the project is now underway. In April 1994, IT with a partner, was the apparent low bidder on a contract utilizing an HTTS unit at the Texarkana Wood Processing Company (Texarkana) Superfund site in Texarkana, Texas. However, the award of this project has been delayed pending a review of the use of incineration technology at that site and all contractors' bids, including IT's, were allowed to expire. (See Business - Operations - Regulations - Resource Conservation and Recovery Act of 1976.)
In June 1994, the Company was awarded a contract utilizing an HTTS unit at the American Creosote site in Winnfield, Louisiana.

Quanterra
- ---------

     In June 1994, the Company and Corning combined the two companies' environmental analytical services businesses into a newly formed joint company, Quanterra. Since its formation, Quanterra has had the highest revenues of any environmental analytical services laboratory company in the United States. Quanterra operates independently with a separate board of directors which has representation from IT and Corning, and provides services primarily to third parties, as well as to the Company. In
Quanterra's first nine months of operation, approximately 13% of its revenues were derived from services provided to the Company. The Company has agreed to use reasonable efforts to use Quanterra's services in its projects, and Quanterra has agreed to provide services to the Company on terms at least as favorable as those offered by Quanterra to third parties.

     In connection with the formation, IT and Corning contributed the net assets of their respective laboratory businesses to Quanterra and IT issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share. Quanterra has a $60,000,000 bank line of credit. IT's 50 percent investment in Quanterra is accounted for under the equity method.

     Quanterra provides qualitative and quantitative analytical chemistry services to governmental and commercial clients. Quanterra operates 12 analytical laboratories located across the U.S., along with 13 mobile field laboratories. These labs provide routine and specialty chemical analyses of organic, inorganic, and biological constituents in chemical and radiochemical mixed wastes, air, water and soil; and non-routine analyses of dioxin, pesticides and polychlorinated biphenyl compounds (PCBs). Quanterra provides specialized analyses of radioactive and radiochemical mixed wastes including bioassay, immunoassay, and environmental radiochemistry. The majority of Quanterra's revenues result from analytical work performed for federal, state and local governmental agencies or commercial clients, both directly and as a subcontractor to IT and other environmental management firms.

     An integration plan was implemented in the early stages of Quanterra's operations. The plan included consolidation and closure of redundant laboratory facilities and equipment, a reduction in work force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. IT reported a pre-tax charge of $9,264,000 related to the integration in its consolidated statement of operations for the quarter ended June 30, 1994.

International
- -------------


     The Company currently is pursuing selected international opportunities on
a project-specific basis with a focus in the Far East and Mexico.   In the
Far East, the Company has sought projects in several countries. Currently, the Company is performing a project utilizing its thermal process engineering and construction expertise in South Korea. In Mexico, the Company has entered into a joint marketing agreement with a major Mexican engineering and construction firm, for the purpose of jointly pursuing projects. The Company sold or closed its remaining European operations in fiscal years 1993 and 1994.

Technology Development
- ----------------------


     IT emphasizes the innovative application of existing technologies and methods and technology development, principally through client projects.
The Company's technology development program is primarily directed toward the evaluation and implementation of technologies developed outside the Company which present commercialization opportunities for IT. The program also includes efforts directed to internal development of technologies. The Company's commitment to technology development is demonstrated by the IT Technical Associates Program, which recognizes associates who have a unique value to the Company due to their technical qualifications and accomplishments. This program provides a forum for communication of IT's latest advances in various technical disciplines to associates and clients. Additionally, the Company continues to defend and expand its patent position in thermal incineration technology, bioremediation and various soil cleaning processes.

     Through the Company's technology development program, IT has obtained an exclusive license for photocatalytic oxidation technology applied to the destruction of air toxics. Development efforts have advanced to the field demonstration phase, with demonstrations anticipated at several sites in fiscal year 1996. The technology has also been sub-licensed for use in room air conditioners. IT has also licensed a chemically enhanced soil- or waste-washing process for the treatment of certain refinery wastes. A project to treat certain refinery wastes has been completed successfully. Early market introduction of a licensed analytical method to identify a particular class of toxic substances in oil industry wastewaters has also generated interest from refineries. In addition, the Company operates the USEPA Test &
Evaluation Facility in Cincinnati, Ohio, which is available for private-party use in treatability and technology testing for various types of contaminated wastewaters, sludges and soils.

Customers
- ---------

     The Company's services are provided to a broad range of federal, state and local governmental and commercial clients in the U.S. market. Over the last several fiscal years, the Company has experienced a significant shift in its revenues from the commercial sector to the governmental sector.

     Federal, State and Local Governmental Clients
     ---------------------------------------------

     Due to its technical expertise, project management experience and full-service capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various CERCLA and RCRA (as defined below) activities. (See Business - Operations - Regulations.) The Company's governmental contracts are often multi-year but can generally be canceled, delayed or modified at the sole option of the client. Additionally, government contracts are typically subject to annual funding limitations and public sector budgeting constraints. Some of these contracts (indefinite delivery order contracts or IDOs) provide a maximum contractual amount of services that may be performed by the Company with the specific services to be performed authorized from time to time by the government agency through a series of task orders under the master contract. The Company may be asked to perform services for the full amount of an IDO or for only a portion thereof. IDOs generated approximately 37% of the Company's revenues in fiscal year 1995. The major contracts with federal government agencies typically involve a competitive bidding process pursuant to federal procurement policies involving several bidders and result in a period of contract negotiation after a successful bidder is selected. Although the Company generally serves as the prime contractor on its contracts or as a part of a joint venture which is a prime contractor, the Company serves as a subcontractor to other prime contractors on some federal government programs. As has recently become typical in the industry, the Company has entered into joint venture or teaming arrangements with competitors when bidding on certain of the largest, most complex contracts with federal governmental agencies, in order to provide the increased work force capacity and breadth of technical expertise required for the project.

     The following table shows, for the last three years, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues, including Analytical Services through June 1994:


                                                     Year ended March 31,
                                             ---------------------------------
     Source                                  1995          1994           1993
     ------                                  ----          ----           ----
Federal government:
    DOD...................................    47%           33%            19%
    DOE...................................    12            15             16
    Other federal agencies................     4             5             10
                                              --            --             --
                                              63            53             45

State and local governments...............     8            10             17
                                              --            --             --
Total.....................................    71%           63%            62%
                                              ==            ==             ==

     Commercial Clients
     ------------------

     The Company serves numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, and real estate and transportation service companies. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's consolidated revenues in fiscal years 1995, 1994 or 1993.

Competition
- -----------

     The environmental management industry is very competitive and requires professional personnel with technical and project management skills. The Company believes that the principal competitive factors in all areas of its business are operational experience, technical proficiency, breadth of services offered, local presence and, often most importantly, price.

     The Company faces competition from a diverse array of small and large organizations including national or regional environmental management firms; national, regional and local architectural, engineering and construction firms; environmental management divisions or subsidiaries of international engineering, construction and aerospace companies; and hazardous waste generators which have developed in-house capabilities similar to those of the Company. Major competitors in consulting, engineering and design include Bechtel, CH2M Hill, Dames and Moore, Earth Technology, ERM Group, Fluor, Jacobs Engineering, and Roy F. Weston. Major competitors in remediation include Bechtel, Fluor, Groundwater Technology, Handex, Jacobs Engineering, Morrison-Knudsen, OHM, and Smith Environmental.

     Increased competition, combined with changes in client procurement procedures, has resulted in general market trends over the past several years toward lower contract margins, unfavorable changes in contract terms and conditions in areas such as indemnification, and a client preference for fixed-price arrangements for environmental management contracts.
Additionally, certain of the Company's larger competitors benefit from certain economies of scale and have greater financial resources which allow for better access to bonding and insurance markets at a lower cost. These larger competitors have a competitive advantage over the Company in providing the financial assurance instruments which are frequently required by clients. The entry of aerospace and other defense contractors and international construction and engineering firms into the environmental management industry has materially increased the level of competition for major federal governmental contracts and programs, which have been the primary source of the Company's revenue over the past several years. Over the past several years, there has been consolidation in the industry as the larger corporations have acquired smaller firms, which may impact the level of competition.

     Quanterra competes with a few national, several regional and many single-location analytical services firms; analytical services divisions or subsidiaries of national or regional environmental management companies; and laboratory operations associated with universities or other nonprofit or governmental agencies. Due to the fragmented nature of this market, pricing for analytical services is highly competitive.

Regulations
- -----------

     The Company and its clients are subject to extensive and rapidly evolving environmental laws and regulations which affect the demand for many of the services offered by the Company (see Business - Operations - Environmental Contractor Risks) and create certain significant risks for the Company in providing its services and at its inactive disposal sites in Northern California. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

     Recently, a number of significant changes to existing environmental legislation have been proposed. Some of the proposed changes are a part of legislation commonly referred to as the Republican Party's "Contract With America." Portions of that legislation, which have passed the U.S. House of Representatives, would overhaul the government regulatory process by instituting a Congressional "veto" on regulations, requiring regulatory risk assessments and cost-benefit analyses, restricting enactment of unfunded mandates on state and local governments, and reducing requirements for reporting to the government. The impact of these proposed changes upon the Company's business cannot yet be predicted. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The currently contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

     The principal environmental legislation affecting the Company and its clients is described below:

     National Environmental Policy Act of 1969 (NEPA). Under NEPA, all federal agencies must consider ecological factors when dealing with activities that may have an impact on the environment. Among other things, NEPA was the first federal legislation to establish guidelines and requirements for environmental baseline studies, impact assessments and mitigation studies for a variety of major industrial and governmental projects, including development and construction of power plants and transmission lines, pipelines, highways, landfills, mines, reservoirs and residential and commercial developments.

     Resource Conservation and Recovery Act of 1976 (RCRA). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. The 1984 Hazardous and Solid Waste Amendments to RCRA (HSWA) expanded RCRA's scope by providing for the listing of additional wastes as hazardous and lowering the quantity threshold of wastes subject to regulation. HSWA also imposed restrictions on land disposal of certain wastes, prescribed more stringent management standards for hazardous waste disposal sites, set standards for UST management and provided for corrective action procedures. Under RCRA, liability and stringent management standards are imposed on a person who is an RCRA permit holder, namely a generator or transporter of hazardous waste or an owner or operator of a waste treatment, storage or disposal facility.

     RCRA's standards for waste disposal and treatment facilities apply to hazardous waste incinerators. Changes in these standards have impacted the market for the Company's mobile, on-site incineration services using the
HTTS technology. The USEPA, on May 18, 1993, citing its authority under RCRA, announced a draft strategy involving an 18-month freeze on the permitting of any new fixed-base hazardous waste incinerators or cement kilns, and a proposed policy imposing additional requirements and costs on such facilities. In public remarks at the time these plans were announced, USEPA stated that its freeze would not affect on-site incineration of hazardous waste at Superfund sites, such as projects utilizing the Company's HTTS on-site incineration units. In May 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA (as defined below), called for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the
deselection of incineration as a remedy, at a Superfund site.   In November
1994, the USEPA finalized its strategy, which continued the draft strategy's policy of granting a lower priority to consideration of new fixed-base hazardous waste incinerators or cement kilns. Additionally, the USEPA finalized its direction of favoring waste minimization over com-bustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-based or on-site. Furthermore, incineration as a remediation remedy continues to be the subject of considerable public opposition and controversy. In May 1995, the Company was served with a notice by a group of residents in Slidell, Louisiana of its intent to sue the USEPA, the Company and others in connection with the USEPA's proposal to use the Company's HTTS incinerator erected at the Bayou Bonfouca Superfund site to receive and remediate waste from the nearby
Southern Shipbuilders Superfund site. The notice claims certain deficiencies in the USEPA's proposals to use the Company's incinerator to remediate the waste from the Southern Shipbuilders site.

     The USEPA strategy has impacted the demand for, and use of, the Company's HTTS technology. In July 1994, the Company was advised by the USEPA and the Texas Natural Resources Conservation Commission that incineration at the Texarkana Superfund site would be delayed until the Congressional Office of Technology Assessment (OTA) completed a study on the safety of incineration and the assessment of possible alternatives to incineration and that all offerors' bids, including IT's, were allowed to expire. In April 1995, however, the State of Missouri granted the Company's applications to erect and operate its HTTS units at the Times Beach Superfund site, after a significant delay.

      The heightened scrutiny and higher cost of, and public opposition to, incineration as a treatment solution may lead to delays and added costs in permitting the Company's HTTS units, or may also cause the USEPA and/or private parties to prefer other remedies in Superfund remediations.
Such actions may have a material adverse impact on the Company's business.
(See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were released;
to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment by others; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created the Superfund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties (PRPs). CERCLA generally imposes strict, joint and several retroactive liability upon such parties. CERCLA was amended in 1986 by the Superfund Amendments and Reauthorization Act (SARA) which authorized increased federal expenditures and imposed more stringent cleanup standards and accelerated timetables.
SARA also contained provisions which expanded the enforcement powers of the USEPA.

     CERCLA was scheduled to be reauthorized in 1994, but has not, to-date, been reauthorized, as the interested parties and Congress have been unable to come to agreement on the proposed legislation. CERCLA's authorization to expend funds originally expired in September 1994, but Congress appropriated operating funds for the current governmental fiscal year. CERCLA's taxing authority, from which appropriations are made, expires in December 1995.

     A number of changes to CERCLA have been proposed as a part of the
reauthorizing legislation.   Amendments to repeal CERCLA's retroactive
liability aspect have been introduced. It has also been proposed that CERCLA's preference for permanent treatment remedies such as incineration be changed to favor confinement and containment remedies. The current standards for acceptable cleanups have also been the subject of proposals for change.

     At the same time, legislation has been enacted to reduce the current governmental fiscal year environmental cleanup budgets of DOD and DOE, by $300,000,000 (6%) and $200,000,000 (4%), respectively. Additional reductions for DOE's cleanup budget, as well as USEPA's Superfund, and state clean water and safe drinking water revolving funds, are currently being considered. President Clinton has also proposed that DOE's waste management and cleanup budget be further reduced over the next five years by $4,400,000,000, or approximately 15%. Congress has before it recommendations for funding levels in each environmental cleanup budget below those requested by the President. Such reductions in current and future environmental restoration budgets as a result of the November 1994 elections may adversely affect future government contracting opportunities and funding of the Company's contracted backlog.

     Although the impact upon the Company of the failure, to-date, of Congress to reauthorize CERCLA cannot be determined, delays may adversely impact the environmental industry in which the Company participates. Failure of Congress to reauthorize CERCLA, or substantial changes in or uncertainty concerning the details of the legislation, cleanup standards, and remedy selection (such as proposed changes that would change CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment), may result in project delays and/or the failure of clients to initiate or proceed with projects.

     Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with ambient air quality standards and empowers the USEPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 modified the Clean Air Act in a number of significant areas. Among other things, they established emissions allowances for sulfur and nitrogen oxides, established strict requirements applicable to ozone emissions and other air toxics, established a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the
Clean Air Act.   It is anticipated that changes will be proposed in the
Clean Air Act, including in the Act's emissions monitoring and facility permitting provisions.

     Other Federal and State Environmental Laws. The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous
Materials Transportation Act. In addition, many states passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. This legislation addressed such topics as air pollution control, UST and AST management, water quality, solid waste, hazardous waste, surface impoundments, site cleanup and wastewater discharge.

     Most important environmental laws are currently overdue for Congressional reauthorization, including RCRA, CERCLA, the Clean Water Act and the Safe Drinking Water Act. Delays in reauthorization and attendant lack of regulatory direction and enforcement could adversely affect the environmental industry. In addition, many states that passed Superfund-type legislation and other environmental regulations are now reviewing those laws and regulations because of their alleged adverse impact upon business and competitiveness.

Environmental Contractor Risks
- ------------------------------

     Although the Company believes that it generally benefits from increased environmental regulations affecting business, and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. These risks include potentially large civil and criminal liabilities from violations of environmental laws and regulations and liabilities to customers and to third parties for damages arising from performing services for clients. (For a discussion of the environmental regulatory risks posed by the Company's Northern California sites, see Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

     Liabilities Arising out of Environmental Laws and Regulations
     -------------------------------------------------------------

     All facets of the Company's business are conducted in the context of an extensive and rapidly changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies including the USEPA, Occupational Safety and Health Administration (OSHA), and Nuclear Regulatory Commission as well as applicable state and local regulatory agencies. (For a description of certain applicable laws and regulations, see Business - Operations - Regulations.)

     There have been efforts by litigants to expand the reach of CERCLA and RCRA to make contractor firms responsible for cleanup costs through claims that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. Although no clear direction has emerged from the cases decided to date, several recent court decisions have accepted these claims. Should the Company be held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, it may be forced to bear such liability by itself, notwithstanding the potential availability of contribution or indemnity from other parties.

     Other environmental statutes and regulations also pose risks for the Company. For example, the Company's employee health and safety practices, particularly its activities at hazardous waste sites, are extensively regulated by OSHA. RCRA and similar state statutes regulate the Company's practices for the treatment, transportation, storage, disposal and other handling of hazardous materials. Substantial fines and penalties may be imposed not only for the mishandling of such substances, but also for failure to keep proper records and other administrative practices. The Company's failure to observe such laws and/or the terms and conditions of licenses and permits it holds under these and other laws, could adversely impact the Company's ability to carry on one or more of its businesses as presently constituted.

     Potential Liabilities Involving Customers and Third Parties
     -----------------------------------------------------------

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

     Environmental management contractors, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of toxic substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a release or discharge of contaminants or pollutants during the performance of services, or through reliance by others on reports prepared by the Company. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable, i.e., liable for damages even though its services were performed using reasonable care, on the grounds that the Company's services involved "abnormally dangerous activities".

     Customers frequently attempt to shift various of the liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or injury to third parties and property and for environmental fines and penalties. The Company has adopted risk management policies designed to address these problems, but cannot assure their adequacy. (See Business - Operations - Insurance and Risk Management.)

     Over the past several years, the USEPA has constricted significantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects and continues its attempts to renegotiate previously agreed indemnities. Other federal agencies continue to resist offering indemnification to contractors for third party claims. While Congress last year considered broadening the availability of indemnification, and is expected to do so again this year, there is no assurance that Congress will change federal government indemnification policies. The continued lack of indemnification may have a material adverse effect on the Company's business.

     Government Contracting Risk
     ---------------------------

     As a major provider of services to governmental agencies, the Company also faces the risks associated with government contracting, which include substantial civil and criminal fines and penalties for, among other matters, failure to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving/paying kickbacks or filing false claims. Government contracting requirements are complex, highly technical and subject to varying interpretations. As a result of its government contracting business, the Company has been, is, and expects in the future to be, the subject of audits and investigations by governmental agencies. (See Legal Proceedings.) In addition to the potential damage to the Company's business reputation, the failure to comply with the terms of one or more of its government contracts could also result in the Company's suspension or debarment from future government contract projects for a significant period of time. The fines and penalties which could result from non-compliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various governmental agencies. (See Business - Operations - Customers.)

Insurance and Risk Management
- -----------------------------

     The Company has adopted a range of insurance and risk management programs designed to reduce potential liabilities, including insurance policies, programs to seek indemnity where possible in its contracts, other contract administration procedures, and employee health, safety, training, and environmental monitoring programs. In addition, as a result of the substantial increase over the past several years in the percentage of the Company's revenues derived from work for governmental agencies, the Company has been actively implementing a government contracts compliance program.
The Company cannot assure the adequacy of the program and compliance failure could have a material adverse effect on the Company's business.

     The Company's insurance program includes policies of $5,000,000 per fiscal year for each of commercial general liability, product liability and automotive liability. With respect to all such coverages, the Company's captive insurance company (the Captive) generally is obligated to indemnify the carrier against liabilities and costs of defense, subject to certain limitations. Letters of credit are provided to support the indemnity commitment; at present, the aggregate amount of such letters of credit is $12,060,000. From a risk management perspective, the policies provided by the Captive are, in effect, a self-insurance layer. The Company has $70,000,000 in excess liability policies insuring claims in excess of the $5,000,000 covered by the policies noted above. The Company also has other insurance policies with various retentions or deductibles for the management of its risk including but not limited to all risk property coverage, workers' compensation, employer's liability, consultants' environmental liability (including errors and omissions) and directors' and officers' liability insurance coverage.

     Environmental Impairment Liability coverage for IT's inactive treatment, storage and disposal sites located in Northern California is provided through the Captive which has issued a $32,000,000 policy which meets the current requirements of both federal and state law. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

     Although the Company believes its insurance program to be appropriate for the management of its risk, its insurance policies may not fully cover risks arising from the Company's operations. The exclusion of certain pollution and other liabilities, such as punitive damages, from some insurance policies, or losses in excess of the coverage, may cause all or a portion of one or more losses not to be covered by such insurance. Further, the cost and limited availability of insurance has resulted in the Company's use of self-insurance through the Captive, thus exposing the Company to additional liabilities.

DISCONTINUED OPERATIONS

Pollution Control Manufacturing
- -------------------------------

     In 1992, the Company sold the manufacturing operations of IT's Pollution Control Systems division. This business, located in Tulsa, Oklahoma and Hull, England, designed and manufactured combustion, hydrocarbon vapor recovery, waste treatment and other environmental control systems for domestic and international clients.

Transportation, Treatment and Disposal
- --------------------------------------

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transporta-tion, treatment and disposal operations through sale of some facilities and closure of certain other facilities. These operations included the handling and transportation of clients' wastes and their treatment and/or disposal at Company or third party-owned facilities. In June 1989, the Company completed the sale of IT's active treatment and disposal operations in Imperial Valley and at Bakersfield, California, as well as its transportation business. The Company's four inactive treatment, storage and disposal sites located in Northern California were not included in this transaction. Substantial progress has been made to date toward the closure of these facilities, with two of these sites closed and the others in the process of closure.

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

EMPLOYEES
- ---------

     At March 31, 1995, the Company employed 2,766 regular employees. Of these employees, 340 were in sales, corporate office and group administration and the remainder were in operations. The Company's professional and technical employees engage in disciplines which include chemical and civil engineering, geology, hydrology/hydrogeology and computer/data processing.
Over 500 of the Company's employees hold advanced degrees. Growth in the Company's operations is partially dependent upon its ability to attract, train and retain qualified professional staff.

     At March 31, 1995, none of the Company's employees were represented by labor unions under collective bargaining agreements. The Company employs union labor from time to time on a project basis. The Company cannot predict whether any of its employees who currently are not represented by unions will elect to be so represented in the future. The Company considers its relations with its employees to be good and has not experienced a significant work stoppage in the past ten years.

ITEM 2.  PROPERTIES.

     IT owns or leases property in 24 states and the United Kingdom.
Excluding its discontinued operations, the Company owns approximately 50 acres and leases approximately 930,000 square feet of property for various uses, including regional and project offices, technology and process development laboratories, equipment yards and a corporate office. Management considers the facilities adequate for the present and anticipated activities of the Company.

     Additionally, the Company owns approximately 3,900 acres related to its discontinued operations, principally in Northern California and Louisiana, of which approximately 500 acres have been used for hazardous waste disposal facilities and approximately 2,200 are adjacent to those facilities.

ITEM 3.  LEGAL PROCEEDINGS.

Class Action Lawsuit
- --------------------

     Mancino et al. v. International Technology Corporation, et al., (U.S.D.C.
- - Central District No. 89 - 7244 RMT) is a class action lawsuit filed in federal court in December 1989, on behalf of stockholders of the Company alleging violations of the federal Securities Exchange Act of 1934 in connection with the purchase of shares of the Company's common stock by members of the purported class between January 1986 and April 1987. The complaint also names as defendants the underwriters who performed services in connection with the Company's senior note offering in July 1986. In addition, the com-plaint alleges that certain of the Company's officers and directors sold shares of the Company's common stock at artificially inflated prices based on undisclosed information about the Company. The plaintiffs seek unspecified damages, plus costs associated with the litigation. Discovery concerning the facts underlying the action has been substantially completed and trial in
this action is now set for November 28, 1995.   Although the Company is
defending the action vigorously, at the request of the plaintiffs, the parties have participated in voluntary, mediated settlement discussions, but have thus far been unable to reach a settlement. Although it is not possible to determine the ultimate outcome of the litigation, the Company intends to further pursue settlement of the matter and has recorded a charge of $3,800,000 in the fourth quarter of fiscal year 1995 to provide for potential settlement and defense costs.

     After consultation with outside counsel and in consideration of the availability of insurance coverage and the Company's $3,800,000 provision, management believes the ultimate outcome of the Mancino action will not have a material adverse effect on the consolidated financial condition of the Company.

Motco
- -----

     On December 4, 1991, the Company announced the suspension of work on the Motco project, the cleanup of a Superfund site in Texas, and the filing of a $56,000,000 breach of contract lawsuit, captioned IT Corporation v. Motco Site Trust Fund and Monsanto Company in the United States District Court for the Southern District of Texas, Houston Division, Civil Action No.
H-91-3532, against the Motco Trust, the PRP group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

     In January 1988, the Company was retained by the Motco Trust to destroy waste contained in pits at the site using two transportable incinerators designed and operated by IT. Based on information provided to IT in the Motco Trust's request for proposal, the Company bid and was awarded a fixed-price contract which was subsequently increased through change orders. In early 1991, IT advised the Motco Trust and Monsanto that it would cost substantially more to complete the project because the scope of work had changed and because the chemical makeup, quantities and mixture of waste at the site were dramatically different from that portrayed by data provided to IT in Motco Trust's request for proposal. Additionally, the project was impacted by other actions of the Motco Trust and Monsanto, including the pumping of contaminated water and waste into the Motco pits from an unrelated project which was managed by the Motco Trust and Monsanto.

     IT continued work at the site in good faith while negotiations were occurring with the Motco Trust and Monsanto. Approximately $31,000,000 of direct costs were incurred in excess of those recovered under the contract and were recorded as a contract claim receivable and are included in noncurrent assets in the Company's consolidated balance sheets at March 31, 1995 and 1994. IT has not recognized any overhead cost recovery or profit on this project to date. IT sued to recover costs and profit of approximately $56,000,000.

     On December 26, 1991, the Motco Trust and Monsanto filed an answer to IT's lawsuit and asserted a counterclaim against IT. In their answers to IT's lawsuit, the Motco Trust and Monsanto denied liability to IT on the grounds that the Motco Trust had previously executed a change order addressing many of the claims and purported underlying events alleged in the lawsuit and had received a full release from IT regarding those matters, that IT had failed to mitigate its alleged damages, that IT had failed to manage and control its costs on the project, and that IT's lawsuit failed to state a claim upon which relief could be granted as it claimed extra-contractual compensation.

     In its counterclaim, the Motco Trust sought recovery of $27,000,000 monetary damages including all payments to third parties to complete performance of the project, all penalties or other liabilities to any governmental entity, and any related damages which occurred as a result of the breach of contract by IT which is alleged to have occurred upon the filing of the lawsuit by IT and concurrent suspension of work at the site.

     The case was tried before a jury during March and April of 1994. As a result of that trial, the jury rendered a verdict in IT's behalf wherein they found that Monsanto had breached its contract with IT, had defrauded IT and had provided IT with information which constituted a negligent misrepresentation as to the waste characteristics. The jury found that the amount of damages caused IT as a result of these acts was in the amount of $52,800,000. The jury also found that Monsanto should pay punitive damages in the amount of $28,550,000, together with attorneys' fees in the amount of approximately $2,300,000. The jury further found that IT was excused from performance and that Motco Trust should not recover on its $27,000,000 counterclaim.

     On December 14, 1994, the court ruled that IT was entitled to a judgment in the amount of $43,700,000 plus prejudgment interest and attorneys' fees.
The court's order reduced the jury's previous compensatory damage award by $9,100,000 and set aside the jury's award of $28,550,000 in punitive damages. On May 8, 1995, the court entered a final judgment in the approximate amount of $66,000,000, consisting of the $43,700,000 in compensatory damages, and $2,300,000 in attorneys' fees, plus prejudgment interest of approximately $20,000,000. On June 20, 1995, the court denied all pending postjudgment motions. Notices of appeal have been filed by both the Company and Monsanto. The final judgment amount accrues postjudgment interest at the one-year U.S. Treasury rate (approximately 6.3%) in effect at the time of judgment from the date the judgment is entered until paid. While it is not possible to predict, the appellate process could take as long as two years.

     After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside counsel, management believes that, subject to the inherent uncertainties of litigation, the Company more likely than not will recover the contract claim receivable recorded to date and prevail on Motco Trust's counterclaim. However, if this matter is resolved in an amount significantly lower than the contract claim receivable of approximately $31,000,000 recorded by IT or if the Motco Trust prevails in its counterclaim and recovers any significant amount of damages, a material adverse effect to the consolidated financial condition of the Company would result.

Central Garden
- --------------

     On July 14, 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility.
In addition to the owner of the facility, Central and two other lessees of the finished product warehouse facility (an electrical supply company and a pharmaceutical company) incurred significant property damage and substantial loss of inventory. A total of nine lawsuits arising from the fire have now been filed and these cases have been consolidated for discovery purposes only.

     On August 2, 1992, in the first action to be filed (Gravois et al. v. IT Corporation, et al., #92-649, U.S. District Court, Central District of Louisiana), residents of a nearby apartment complex filed a petition for damages against the Company and Central alleging personal injuries caused by the release of hazardous and noxious materials into the atmosphere as a result of the fire. Central filed an answer, cross-claim, and third-party complaint. Central alleged, among other things, that the Company was the cause of the fire in failing to exercise proper care in the cleanup of the spill, and was responsible for the property damage, loss of contents, loss of profits and other economic injury, and expenses incurred in the cleanup. Further, Central claimed a set-off for monies due the Company for cleanup services rendered by the Company after the fire and seeks indemnity for any damages assessed against Central. The Company responded by alleging, among other things, improper storage and handling of hazardous materials by Central. In August 1993, this case was remanded to state court (19th
Judicial District, Parish of East Baton Rouge, Louisiana, #383,887). The Company also filed its own cross-complaint against Central for services rendered after the fire and denied responsibility for the fire, raised certain defenses, and further claimed that Central was not entitled to a set-off. The monies due the Company for services rendered to Central approximate $1,700,000 and are included in accounts receivable in the Company's consolidated balance sheets at March 31, 1995 and 1994.

     The Company believes that the allegations in the other actions arising out of the fire are substantially duplicative of the Gravois case and each other. For example, the insurer for the electrical supply company, American Manufacturers Mutual Insurance Company, also filed a complaint in state court (19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #390,241) against the Company, Central, the lessor and certain insurers.
The owner of the adjacent pharmaceutical company, Bergen Brunswig Company, and its insurers filed suit against the Company, Central, the lessor, a construction company which built a fire wall that allegedly did not meet the building code, the manufacturer of the chemicals which were spilled and certain insurers (19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #393,056). The lessor also filed a cross-claim and third party complaint against the Company and others in this action.

     Pursuant to a Case Management Order entered in the Gravois action and applicable to all of the filed cases, a schedule has been established for the completion of discovery and the submission of reports concerning damages claimed and the causation of the fire. In March 1995, pursuant to the Case Management Order, the parties propounded to each other reports concerning the types and amount of damages sought. These reports collectively claim a total of $23,000,000 from all of the defendants but do not apportion the damages claimed among the various defendants. The largest single claim is by Bergen Brunswig, which claims approximately $11,000,000, principally for lost inventory. In its report, Central claims approximately $4,400,000, including approximately $1,000,000 in damages resulting from the postponement of its initial public offering, and the $1,700,000 sought by the Company for services rendered in cleaning up after the fire. The personal injury plaintiffs in the Gravois and related actions claim approximately $2,400,000 in damages. In addition, most of the claimants demand punitive damages in unspecified amounts. The Company believes that certain of the claimants' damage claims are inflated and contain elements that are not legally recoverable or are not properly documented.

     While the Company is pursuing settlement of this matter, the Company is defending the actions vigorously and believes that it has meritorious challenges to some of the damages claimed and meritorious claims for contribution against some parties. Additionally, the Company believes that it is likely that it will recover from Central, by collection or set-off, on breach of contract claims for the cleanup services provided. The parties have agreed to submit the case to nonbinding mediation in October 1995.
Trial is scheduled for May 1996.   Based on discovery to date, there is a
risk that the Company will be found liable for at least some damages. If the Company is held liable for damages, there is the further risk that the Company could be held liable for punitive damages. Discovery has not been completed; the Company cannot predict the amount or range of damages for which it and/or the other parties may be found responsible.

     The Company's insurance carrier has been notified of the matter and is a defendant in one of the actions. The Company's carrier is defending the actions subject to a reservation of its rights to contest coverage at a later date. The Company previously filed a protective lawsuit seeking determination of coverage, but later agreed to a dismissal of the action in accordance with a standstill agreement with the carrier pursuant to which, subject to applicable policy limits, the carrier has agreed to fund provisionally any final judgment or settlement of the matter. However, the insurer has retained its right to challenge coverage under the policy after any such funding. If the Company settles the matter or is held liable for damages and the insurance carrier funds the settlement or judgment, the Company may face reimbursement claims by its carrier, based on assertions that the Company's policies do not cover damages resulting from the fire because of allegations that such damages are excluded pollution liabilities or punitive damages.
(See Business - Operations - Environmental Contractor Risks and Insurance and Risk Management.)

     In the fourth quarter of fiscal year 1995, the Company recorded a $5,300,000 charge, covering both defense and potential settlement costs, to provide for its self-insured retention under its general liability insurance coverage for the Central Garden matter. Should the cases result in a significant award of damages against the Company or payment by the Company of a significant amount in settlement, either of which is not substantially covered by the Company's insurance policies, additional litigation costs would be recorded related to the matter.

Helen Kramer Contract
- ---------------------

     On May 3, 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S.

Army Corps of Engineers with regard to the Helen Kramer remediation contract, a completed project which the Company performed in joint venture. Since
August 1992, the Defense Contract Audit Agency (DCAA) has been conducting an audit of certain claims submitted by the joint venture. The Company has been informed that there is a federal civil and criminal investigation into the claims. In April 1995, the Company was informed that several of its joint venture partner's employees have been subpoenaed to discuss their knowledge of the matter.

     In October 1993, a shareholder of the Company alleged that the acts giving rise to the Helen Kramer investigation constituted, among other things, a waste of the Company's assets and demanded that the Company institute an action against those responsible for the alleged wrongdoing. The Audit Committee (Committee) of the Board of Directors investigated the allegations of the OIG. The Committee, acting with the assistance of outside counsel and experts, determined that there was no evidence of intentional wrongdoing or negligence by the Company or any employee. The Board approved the report of the Committee and advised counsel to the shareholder of its conclusions on
September 2, 1994.    (See Business - Operations - Environmental Contractor
Risks and Notes to Consolidated Financial Statements - Summary of significant accounting policies - Contract accounting and accounts receivable.)

Discontinued Operations Legal Proceedings
- -----------------------------------------

     The actions discussed below relate to the transportation, treatment and disposal discontinued operations of the Company and have been considered in the provision for loss on disposition. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

     Operating Industries, Inc. Superfund Site
     -----------------------------------------

     Under CERCLA, the USEPA and the California EPA Department of Toxic Substances Control (DTSC) have investigated and are continuing to investigate the operation of and shipments of wastes to certain disposal sites in California and elsewhere, including the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California. In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to OII and, as such, faced joint and several liability for the cost to investigate and clean up this site. USEPA requested these entities to work as a single group to settle with USEPA and DTSC their alleged liability for certain past response costs and to perform future remedial work. A number of these PRPs subsequently formed the OII Steering Committee (Steering Committee) and negotiated a series of settlements addressing cost reimbursement demands and performing certain interim remedial measures
(IRMs). The Company did not join the Steering Committee or enter these settlements. USEPA currently contends that the Company remains a PRP and is liable for its share of costs associated with the past settlements which total approximately $8,500,000 (including a premium but not interest). The Steering Committee also contends the Company is liable to it for a share of these settlement costs and has quantified the Company's share of the first two settlements at approximately $2,700,000. On October 11, 1994, the Company was served with a summons and complaint in a cost recovery action brought by members of the Steering Committee (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C. Central District No. CV 94
2861 WMB (GHKx)). The action seeks (1) recovery from the Company of a portion of certain of plaintiffs' costs incurred at OII allegedly attributable to the Company and (2) a declaration from the court as to the Company's share of future costs in the OII response action. The Company is defending this action vigorously while continuing to attempt a joint settlement with both the Steering Committee and the USEPA. Trial in this action, which was set for July 17, 1995, has been taken off the calendar and has not been rescheduled.

     The Company believes the USEPA's and the Steering Committee's claims essentially overlap. Both assume the Company or its predecessor and subsidiaries arranged for the disposal of the identical volume of wastes at OII and are based on the relative percentage of that volume to the known volume of liquid wastes sent to the site. The Steering Committee has not quantified and the USEPA claim does not specifically address future costs for site remediation and long-term monitoring and maintenance. These figures are not known but are expected to be substantial. Based on the available information regarding the operations of the Company's subsidiaries and predecessor in handling the wastes, the Company believes its share of responsibility for the site, if any, is less than the share attributed to it by the USEPA and the Steering Committee. Accordingly, the Company has not been able to agree to USEPA's or the Steering Committee's claims. IT has met with USEPA attempting to settle its response cost claims and is continuing to negotiate for a settlement. No settlement has been reached. Instead, in October 1994, USEPA advised the Company in writing that it continued to regard the Company and its subsidiaries as liable for response costs. In that notice, USEPA provided the Company and other non-Steering Committee
PRPs the opportunity to make a limited challenge as to USEPA's volume determinations. Subject to its review of that challenge, USEPA further stated it intended to offer the Company and other non-settling PRPs, another opportunity to resolve their liability for response costs by paying the amount determined by USEPA based on volume plus a substantial premium based on failure to join the earlier settlements. The Company submitted a volume challenge on January 10, 1995, but has received no response from USEPA although it is continuing to pursue settlement discussions.

     The inability of the Company to effect a satisfactory settlement with the Steering Committee and the USEPA could have a material adverse effect on the consolidated financial condition of the Company. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the Steering Committee's claims and requested indemnification and legal representation. The carriers dispute their obligations to the Company.

     GBF Pittsburg Superfund Site
     ----------------------------

     On September 25, 1987, the Company was served with a Remedial Action
Order (RAO) issued by the California Department of Health Services, now the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which has been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From 1968 through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the disposal site was closed pursuant to a closure plan approved by the appropriate Regional Water Quality Control Board (RWQCB). Both of the parcels then served as a municipal and industrial waste site and, until 1991, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

     Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and other PRPs (the
PRP group) are participating on a voluntary basis to further investigate the nature and extent of any subsurface contamination beneath the site and beyond its borders. During fiscal year 1992, the PRP group submitted Remedial Investigation and Feasibility Study reports to the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor. The current owner/operator at the site was ordered to cease the municipal landfill operations and close the site and, pursuant to a court approved settlement, ceased accepting waste and is proceeding with the capping of the landfill.

     In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that, although it appears primarily to restate previous RAOs, also directs all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

     In July 1994, the DTSC issued to the Company and 49 other alleged PRPs a proposed determination of non-compliance with the July 1993 DTSC order to prepare a work plan for specified remediation at the site. The Company and a group of cooperating PRPs submitted a draft work plan in compliance with the order and are currently taking measures to attempt to obtain reimbursement from those PRPs who do not contribute their appropriate share of response costs at the site.

     Environmental Protection Corporation Superfund Site
     ---------------------------------------------------

     On March 23, 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investigation and cleanup of the Environmental Protection Corporation (EPC) site known as the Eastside Facility near Bakersfield, California. The DTSC notice letter states that IT is believed to have arranged for disposal of hazardous substances at the Eastside Facility during the period between 1972 and 1985 when it was permitted and operated as a land treatment facility.

     IT transported various waste streams on behalf of its customers to the Eastside Facility at various times during that facility's operations and it was a minority shareholder in EPC for a period of its operations. DTSC has directed IT and the other parties which were notified to form a group and to respond to a proposed administrative order directing them to characterize the facility and undertake any appropriate remedial action to deal with any releases or threatened releases identified.

     IT has no estimate of the potential costs associated with investigation and remediation of the Eastside Facility. IT has had preliminary discussions with the other parties which were notified, is reviewing the draft administrative order and is evaluating its options.

     Yakima Railroad Area Superfund Site
     -----------------------------------

     On July 14, 1994 the Company was notified that the State of Washington Department of Ecology (WDOE) considers the Company a PRP at the Yakima Railroad Area (YRRA) state superfund site in Yakima, Washington, based upon its alleged disposal of materials at a carbon recycling facility within the YRRA site. WDOE alleges that groundwater in a six square mile area of the YRRA has been contaminated with hazardous substances from 15 facilities, including the carbon recycling facility, and is supplying alternative water sources for residents whose wells are alleged to have been affected. The Company disputes its alleged liability, but is cooperating with the other PRPs in attempting to locate and notify other PRPs and in investigating the contamination at the carbon recycling facility.

     Other Site Cleanup Actions
     --------------------------

     The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may, from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites.

Other
- -----

     The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     There were no matters submitted to a vote of the Company's common shareholders during the fourth quarter of fiscal year 1995.

     EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides information as of June 26, 1995 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                      First
                                                                   elected as
                                                     Term as      director or
                                                     director      officer of
      Name          Age        Position               expires     the Company
      ----          ---        --------              --------     -----------

Robert B. Sheh       55    President and Chief           1997          1992
                             Executive Officer
Larry M. Hart        54    Senior Vice President and     ----          1993
                             Chief Operating Officer
Franklin E. Coffman  53    Senior Vice President,        ----          1984
                             Government and Commercial
                             Program Development
Anthony J. DeLuca    48    Senior Vice President and     ----          1990
                             Chief Financial Officer
James R. Mahoney     56    Senior Vice President,        ----          1991
                             Regional and Technical
                             Operations and Corporate
                             Development
Raymond J. Pompe     61    Senior Vice President,        ----          1988
                             Project Operations
Eric Schwartz        48    Senior Vice President, Law    ----          1992
                             and Administration, General
                             Counsel and Secretary


   Mr. Sheh joined the Company in July 1992 as President and Chief Executive Officer and a Director. Prior to joining the Company, Mr. Sheh was President of The Ralph M. Parsons Company, a subsidiary of The Parsons Corporation, since 1989. Mr. Sheh had a broad range of management responsibilities during his 21 years with Parsons, including international operations, corporate business development and management of major divisional operations. Parsons is a major international engineering and construction company, which serves the energy, natural resource, environmental and defense industries. Mr. Sheh serves on the Board of Directors of Davidson & Associates, Inc.

   Mr. Hart joined the Company in November 1993 as Senior Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Hart served from 1967 to 1993 in several capacities for Fluor Daniel, Inc., a major engineering and construction firm. At Fluor Daniel, Inc., Mr. Hart served as Project Director for several multi-million dollar engineering and construction projects, President of the Power Business Sector, and a Fluor Daniel Group Executive.

   Mr. Coffman joined the Company in October 1984 as Vice President,
Government Programs and was named Senior Vice President, Government and Commercial Program Development, in March 1995. Prior to joining the
Company, Mr. Coffman served in various capacities for DOE including Deputy Assistant Secretary of Waste Management, Director of the Office of Advanced Nuclear Systems and Projects, and Director of the Division of Fusion Development and Technology. Previously, he was employed in the Atomic Energy Commission as Chief, Energy Research Development Agency, Fusion Systems and Applications - Applications Studies Branch, Washington, D.C. and as a health physicist.

   Mr. DeLuca joined the Company in April 1990 as Senior Vice President and Chief Financial Officer. Prior to then, he was with the public accounting firm Ernst & Young LLP for 20 years, including the last 8 years as a partner in the firm.

   Mr. Mahoney who joined the Company in January 1991 as Senior Vice
President and Director of Technology was named Senior Vice President,
Corporate Development and Sales in April 1992 and Senior Vice President, Regional and Technical Operations and Corporate Development in March 1995. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1988, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major construction firm.

   Mr. Pompe joined the Company in 1988 as Vice President, Construction and Remediation and was named Senior Vice President, Project Operations, in March 1995. Prior to joining the Company, Mr. Pompe was employed by Dravo Corporation, a major construction firm, from 1956 to 1988 in various executive capacities, most recently as Senior Vice President responsible for construction projects.

   Mr. Schwartz joined the Company in October 1992. Prior to joining the Company, Mr. Schwartz served in various capacities for Tosco Corporation, an energy company, from 1978 to 1992, including that of Executive Vice President, Finance, Administration and General Counsel, a member of its Board of Directors and a consultant. From 1972 to 1978, Mr. Schwartz was associated with the law firm of Cleary, Gottlieb, Steen & Hamilton.

                                 PART II


ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.


   The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol of ITX. The following table sets forth the high and low sale prices, as reported by the NYSE.

               Quarter ended                            High         Low
               -------------                            ----         ---

   June 30, 1993..................................... $5 7/8      $4 5/8
   September 30, 1993................................  5 7/8       4
   December 31, 1993.................................  4 1/4       3 3/8
   March 31, 1994....................................  3 3/4       2 3/4
   June 30, 1994.....................................  3 1/4       2
   September 30, 1994................................  3 7/8       2 3/8
   December 31, 1994.................................  4 1/2       2 3/4
   March 31, 1995....................................  3 1/4       2 1/4


   On June 14, 1995, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $2 7/8 per share. On that date there were 2,286 shareholders of record.

   The Company has not paid a cash dividend on its common stock for the three years ended March 31, 1995. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business. IT's credit agreements prohibit cash dividends on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table sets forth income statement information for the Company's continuing operations and other financial information for each of the five years in the period ended March 31, 1995. (See Notes to Consolidated Financial Statements - Discontinued operations.)

                                           Year ended March 31,
                                -------------------------------------------
                                1995       1994      1993     1992     1991
                                ----       ----      ----     ----     ----
                                      (In thousands, except per share data)
INCOME STATEMENT INFORMATION
  Revenues                    $423,972   $392,803  $410,539 $420,453  $373,085


Income (loss) from
  continuing operations
  (net of preferred stock
  dividends)                    (7,880)    (3,241)   (2,082)   8,895    14,618

Income (loss) per share
  from continuing operations      (.22)      (.09)     (.06)     .27       .44


Weighted average shares         35,557     34,762    33,530   33,425    33,401


OTHER FINANCIAL INFORMATION
Working capital               $ 73,838   $ 63,522  $ 60,281 $ 71,730  $ 48,788

Total assets                   362,152    359,203   369,178  382,317   356,459

Long-term debt                  80,189     68,625   115,811  136,413   101,408

Long-term accrued
  liabilities                   45,207     38,993    52,470   56,500    59,554

Stockholders' equity           145,921    160,548   106,178   98,531   105,687


No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Overview
- --------


   The Company operates in one industry segment and provides a broad range of environmental management services to clients principally in the United States. The Company's principal strategy is to market its services on a full-service basis. There are operating and economic synergies between its service areas, as they are complementary and often used in combination.

   In fiscal year 1995, the Company increased its volume of business in the federal governmental sector as spending programs remained strong, particularly because of remediation work performed by the Company's
Construction and Remediation business area. Additionally, the Company experienced lower overhead and administrative costs due to cost reduction efforts and the transfer of certain costs related to the formation of Quanterra. (See Quanterra.) Project margins continued to be negatively impacted by weak market demand in the commercial sector, due to reduced levels of environmental regulation and enforcement, leading to increased competition and in the governmental sector, due to the entry or expanded presence of certain major firms as competitors.

New Organizational Structure
- ----------------------------

   Prior to the June 1994 formation of Quanterra, the Company was organized into three business areas, Environmental Services, Construction and Remediation, and Analytical Services. Subsequent to June 1994, the Company has operated in the first two of these business areas. Effective April 1, 1995, the Company implemented organizational structure changes in an effort to deliver more cost-effective services to clients. The Company's operations are now principally managed under a structure consisting of three regions with full service capabilities. Each region has its own technical, project management, sales and administrative support functions. The Construction and Remediation group's project management capabilities and related infrastructure have been integrated throughout the Company to strengthen project execution skills and enhance client service on a company-wide basis. Accordingly, IT offers all of its services in each region in which it operates. The Company currently operates 43 offices, including project offices, located across the United States.

Revenues
- --------

   The following table provides information on revenues attributable to the business areas of the Company.


                                                      Year ended March 31,
                 ---------------------------------------------------------------------------------------------------
                          1995                                1994                                  1993
                 -----------------------              -----------------------                -----------------------
                                           Percentage                            Percentage
                                            revenue                               revenue
                               Gross        increase                 Gross        increase                 Gross
                               margin      (decrease)                margin      (decrease)                margin
                 Revenues     percentage    1994-1995  Revenues    percentage    1993-1994   Revenues     percentage
                 --------     ----------   ----------  --------    ----------    ---------   --------     ----------
                                                         (Dollars in thousands)
Environmental
  Services        $266,358       16.0%        7.3%      $248,184      16.4%       (12.3)%    $282,913       18.9%
Analytical
  Services          13,075        3.1       (76.3)        55,218      10.1         (2.9)       56,848       15.2
Construction and
  Remediation      144,539       13.1        61.7         89,401      13.4         26.3        70,778       15.6
                   -------                               -------                              -------
  Total           $423,972       14.6         7.9       $392,803      14.8         (4.3)     $410,539       17.8
                   =======                               =======                              =======


   Revenues for fiscal year 1995 increased $31,169,000, or 7.9%, from fiscal year 1994 levels as both the Environmental Services and the Construction and Remediation business areas reported revenue growth. Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services revenues had been derived from Environmental Services or Construction and Remediation projects, additional revenue now is being recorded in those two business areas related to analytical services subcontracts performed by Quanterra for IT, similar to other third party contracts. After excluding current and prior year Analtyical Services revenues other than those provided to Environmental Services and Construction and Remediation projects, revenues for the Company increased 16.6% for fiscal year 1995 due primarily to an increased number of remediation contracts under federal governmental agency programs.

   Revenues for fiscal year 1994 declined $17,736,000, or 4.3%, from fiscal year 1993 levels as revenue decreases were experienced in Environmental Services and Analytical Services due to weak demand and lower pricing. Construction and Remediation experienced a significant 26.3% year-to-year increase in revenues primarily because of higher levels of work performed on large thermal remediation projects and various federal governmental agency programs.

   An increasing percentage of the Company's revenues during the three years ended March 31, 1995 was earned through executing governmental contracts for various federal, state and local agencies. Although governmental clients continued to spend at high levels through fiscal year 1995, many commercial clients have reduced and deferred environmental expenditures in anticipation of proposed legislative and regulatory changes. However, efforts to constrain the federal budget deficit may impact the level of spending by the U.S. Department of Defense (DOD), the U.S. Department of Energy (DOE) and other federal governmental agencies. Revenues from federal, state and local governmental agency contracts accounted for 71% of the Company's revenues in fiscal year 1995, compared to 63% and 62% in fiscal years 1994 and 1993, respectively. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. A transition by DOE to emphasize remediation over studies is expected to be positive for the Company based on the Company's favorable experience in winning and executing similar work for the DOD as well as the Company's experience with DOE related to its past performance of DOE studies. In the near term, the Company expects that the percentage of total revenues from the execution of federal, state and local governmental agency contracts will continue to be substantial.

   During fiscal year 1995, a significant though declining percentage of the Company's revenues continued to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment
System (HTTS ) technology, many of which are fixed-price. This type of contract accounted for 32% of Construction and Remediation revenues in fiscal year 1995 compared to 63% in fiscal year 1994 and 58% in fiscal year 1993. In fiscal year 1995, the Company substantially completed one HTTS contract. Another HTTS contract is expected to be completed in fiscal year 1996. Permits for incineration were received at another site in April 1995 and significant preparatory work at that project is now underway with incineration expected to begin later in fiscal year 1996. The Company was awarded another HTTS contract in fiscal year 1995 where work is expected to commence in fiscal year 1997. Certain of the contracts are executed in joint venture with other companies.

   Incineration as an allowable remedy under the Comprehensive Environmental Response, Compensation andLiability Act (CERCLA) continues to come under legislative and regulatory pressures. In May 1993, the U.S. Environmental Protection Agency (USEPA), citing its authority under the Resource
Conservation and Recovery Act (RCRA), announced a draft strategy imposing additional requirements and costs on incineration facilities, the effect of which was a "freeze" on the permitting of any new fixed-base hazardous waste incinerators or cement kilns. In May 1994, the USEPA issued a new policy which, while seemingly affirming incineration as an allowable remedy under CERCLA, calls for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. In November 1994, the USEPA finalized its strategy, which continued the draft strategy's policy of granting a lower priority to consideration of new fixed-base hazardous waste incinerators or cement kilns. The final strategy also finalized the USEPA's direction of favoring waste minimization over combustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities whether fixed-base or on-site. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, which currently has a net book value of approximately $29,000,000. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a material adverse effect to the Company's consolidated financial condition due to impairment of HTTS assets as well as lost project opportunities.

   The Company's total funded and unfunded backlog at March 31, 1995 was approximately $1,176,000,000 (including approximately $294,000,000 of contracted backlog scheduled to be completed during fiscal year 1996 and between $30,000,000 and $60,000,000 of additional project work expected to be defined and performed in fiscal year 1996 under existing governmental
indefinite delivery order contracts).   This compares to $1,099,000,000 at
March 31, 1994 excluding the $141,000,000 of backlog of the Analytical business at that date which was transferred to Quanterra. Backlog revenues are expected to be earned primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog amounts at March 31, 1995 and 1994 include $760,000,000 and $600,000,000, respectively, of future work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order programs which provide for a general undefined scope of work. In accordance with industry practices, substantially all of the Company's contracts are subject to cancellation, delay or modification by the customer. Prior to fiscal year 1995, the Company had not experienced cancellations which had a material effect on backlog. During fiscal year 1995, the Company experienced a substantial reduction in backlog on its DOE Hanford contract where project responsibilities were modified such that IT will not have any subcontract procurement responsibilities and the scope of IT's overall assignment has been reduced due to budget cutbacks. Accordingly, the Company has reduced its backlog on this contract to approximately $54,000,000 at March 31, 1995 from approximately $140,000,000 at December 31, 1994. Although the Company will receive a slightly higher margin percentage than originally anticipated on this contract, overall profit will decline significantly due to the loss of revenue.

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

   The Company cannot predict the impact upon the Company of the failure, to-date, of Congress to reauthorize CERCLA, or of the many legislative and regulatory changes proposed since the November 1994 elections. Delays in the reauthorization of CERCLA may adversely impact the environmental industry in which the Company participates. Failure of Congress to reauthorize CERCLA, or substantial changes in or uncertainty concerning the details of the legislation, cleanup standards, and remedy selection (such as proposed changes that would change CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment), may result in project delays and/or the failure of clients to initiate or proceed with projects. Additionally, reductions in current and future environmental restoration budgets as a result of the November 1994 elections may adversely affect future government contracting opportunities and funding of the Company's backlog. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The currently contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

Gross Margin
- ------------

   Gross margin increased $3,729,000 or 6.4% in fiscal year 1995 compared to fiscal year 1994 principally due to the increase in revenues. Environmental Services' gross margins in fiscal year 1995 declined from those of the prior year because of a $5,300,000 provision for anticipated costs associated with major litigation which was recorded in the fourth quarter of fiscal year
1995 (see Notes to Consolidated Financial Statements - Commitments and contingencies - Central Garden) and lower pricing. These factors, however, were substantially offset by the impact of higher staff utilization and productivity gains experienced throughout fiscal year 1995. Excluding the provision for litigation, Environmental Services gross margin would have increased from 16.0% to 18.0% of revenues. In fiscal year 1994, Environmental Services' gross margin percentage declined from the prior year level due to overall pricing pressure resulting from generally lower commercial client demand leading to increased competition. Such factors have caused lower hourly billing rates on time-and-material contracts as well as lower bidding margins required to win small remediation and groundwater services projects.

   In fiscal year 1995, Construction and Remediation experienced a decline in gross margin percentage from 13.4% to 13.1% in the prior fiscal year because competitive conditions required the Company to offer contract terms with lower margins than those in the prior fiscal year, primarily with respect to major
DOD remedial action programs. This trend is expected to continue in the future. Construction and Remediation gross margin percentage decreased in fiscal year 1994 from 15.6% to 13.4% primarily because fiscal year 1993 gross margin was favorably affected by a positive margin adjustment related to the closeout of a thermal remediation project which was completed in a prior fiscal year.

   Analytical Services experienced a significant decline in gross margin percentage in its one quarter of operations in fiscal year 1995 due to competitive market conditions as well as operational inefficiencies related to the planned start-up of Quanterra in June 1994. In fiscal year 1994, Analytical Services reported a decrease in gross margin percentage from 15.2% to 10.1% because of increased pricing pressure in the chemical analysis area due to weak customer demand, and decreased utilization of laboratory capacity resulting from start-up delays on certain governmental projects in the radiochemical analysis area.

   The Company's ability to maintain its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels. The Company does not expect any significant margin improvement until current industry pricing pressures are relieved as a result of commercial clients requiring increased services. Additionally, since the cost of HTTS equipment is generally recovered over three or more projects, margins in Construction and Remediation are dependent on successful performance of existing contracts and on winning new contracts utilizing existing HTTS equipment upon the completion of previous projects; otherwise, depreciation on HTTS equipment idle for significant periods of time will continue to negatively affect gross margin.

Selling, General and Administrative Expenses
- --------------------------------------------

   Selling, general and administrative expenses were 10.0%, 12.4% and 11.9% of revenues in fiscal years 1995, 1994 and 1993, respectively. Selling, general and administrative expenses in fiscal year 1995 were $42,476,000, a decrease of $6,168,000 from the fiscal year 1994 level. This decrease is principally attributable to a special charge of $4,500,000 in fiscal year 1994 which is described in the following paragraph. Additionally, in the last nine months of fiscal year 1995, the Company experienced a decline in selling, general and administrative expenses as certain expenses were eliminated or transferred from the Company upon the formation of Quanterra in June 1994. Selling, general and administrative expenses also declined in fiscal year 1995 as a percentage of revenues due to ongoing cost containment measures.

   In the fourth quarter of fiscal year 1994, selling, general and administrative expenses included $4,500,000 related to the actuarially determined value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. Ongoing selling, general and administrative expense for discount amortization related to this retirement agreement is initially approximately $300,000 per year and will decline over time.

   Selling, general and administrative expenses declined $260,000 from $48,904,000 in fiscal year 1993 to $48,644,000 in fiscal year 1994.
Selling, general and administrative expenses excluding the retirement agreement described above decreased in fiscal year 1994 from the prior year level due to the elimination of management layers in the Environmental Services area as a result of actions taken in late fiscal year 1993 involving organizational realignment, the elimination of administrative costs in Europe, and ongoing reductions in certain corporate office administrative costs. Excluding the $4,500,000 charge, selling, general and administrative expenses would have been 11.2% of revenues in fiscal year 1994, down from 11.9% of revenues in the prior year.

Quanterra
- ---------

   In June 1994, the Company and an affiliate of Corning Incorporated
(Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors which has representation from IT and Corning, and provides services primarily to third parties as well as to the Company. (See Notes to Consolidated Financial Statements - Quanterra.) IT's 50 percent investment in Quanterra is accounted for under the equity method. An integration plan was implemented in the early stages of Quanterra's operations. The plan included consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. IT reported a pre-tax charge of $9,264,000 related to the integration in its operating results for the quarter ended June 30, 1994. Although the implementation of the integration plan has resulted in operational efficiencies and cost reductions, the environmental laboratory business continues to be faced with excess capacity and intense price competition. Consequently, in the nine months ended March 31, 1995, the initial period of Quanterra's operations, the Company reported equity in net loss of

Quanterra of $563,000 and this trend is expected to continue for at least the early part of fiscal year 1996. However, there are operating and strategic activities underway to improve these operating trends.

Restructuring Charge
- --------------------

   In connection with the realignment and streamlining of the Company's organization which was initiated in the fourth quarter of fiscal year 1993, the Company incurred a pre-tax restructuring charge of $8,378,000, which represented 2.0% of revenues. The restructuring charge included costs for the consolidation of facilities in the United States through office combinations or shutdowns, related asset writeoffs, severance payments to employees, and the disposition of most of the Company's European operations through either closure or sale. At March 31, 1995, most of the costs included in the restructuring charge had been paid. However, $1,500,000 of the charge ($1,800,000 at March 31, 1994) remained to be paid, principally related to certain long-term lease obligations for facilities no longer used by the Company.

Other Expense
- -------------

   In the fourth quarter of fiscal year 1995, the Company recorded a charge of $3,800,000 to provide for potential settlement and defense costs related to certain class action shareholder litigation. (See Notes to Consolidated Financial Statements - Commitments and contingencies - Class action lawsuit.)

   In April 1994, the Company was notified that planning permission was denied for an integrated treatment facility located in Salt End, North Humberside, England. The Company wrote off its investment in the facility, reporting a $2,500,000 non-cash charge to continuing operations in the fourth quarter of fiscal year 1994.

   At December 31, 1992, the Company recorded a provision of $1,981,000 for the writeoff of nonrecoverable costs invested in a U.K. joint venture.

   At December 31, 1992, the Company recorded a provision of $6,300,000 for the anticipated settlement of certain class action shareholder litigation.
The litigation was tentatively settled in the quarter ended March 31, 1993, and an additional $1,000,000 provision was recorded at that time, principally for related litigation costs. (See Notes to Consolidated Financial Statements - Shareholder class action lawsuit.)

   In the first quarter of fiscal year 1993, the Company, in connection with a secondary public offering, sold its investment in stock options of EXEL Limited, an offshore casualty insurance company, and reported a pre-tax gain of $3,483,000.

Interest, Net
- -------------

   Net interest expense has averaged 2.2% of revenues for the past three fiscal years. Net interest expense was 1.7%, 2.1% and 2.7% of revenues in fiscal years 1995, 1994 and 1993, respectively. The following table shows net interest expense for the three fiscal years ended March 31, 1995.

                                                    Year ended March 31,
                                             ------------------------------
                                             1995         1994         1993
                                             ----         ----         ----
                                                    (In thousands)
   Interest incurred.....................  $ 8,065      $ 9,326       $11,716
   Interest incurred allocated to
     discontinued operations.............        -            -           (40)
   Capitalized interest..................     (484)        (893)         (518)
   Interest income.......................     (471)        (160)          (43)
                                            ------       ------         ------
     Interest, net.......................  $ 7,110      $ 8,273        $11,115
                                            ======       ======         ======

   For fiscal year 1995, the decline in interest incurred is due principally to lower levels of outstanding debt during the first half of the fiscal year compared to the first half of fiscal year 1994. The decline resulted principally from debt repayments which occurred in mid-fiscal year 1994 out of the proceeds of an offering of depositary shares. The net proceeds of

$57,130,000 received by the Company from the public offering (see Notes to Consolidated Financial Statements - Preferred stock) were utilized to repay $30,000,000 of outstanding cash advances at September 30, 1993 under the Company's revolving credit facility and to repay $25,000,000 of the Company's senior notes (see Notes to Consolidated Financial Statements - Long-term debt). The effect of the debt reduction was only partly offset by higher bank borrowing costs resulting from the general increase in interest rates during fiscal year 1995. Capitalized interest for fiscal year 1995 declined $409,000 or 45.8% from the level of the prior fiscal year due to the cessation of capitalized interest on the Company's major company-wide systems project, which was substantially completed during the fiscal year. Additionally, the Company received a combined $278,000 of interest income resulting from a settlement of a lawsuit and an income tax refund during fiscal year 1995.

   In fiscal year 1994, interest incurred declined $2,390,000 or 20.4% from the level of the prior fiscal year due to the mid-year debt repayments noted above. This significantly reduced interest incurred for the third and fourth quarters of fiscal year 1994. During the first six months of fiscal year 1994, which were prior to the public offering, net interest expense declined slightly from the level of the prior year primarily because of lower average borrowings under the Company's revolving credit facility resulting from improved cash flows from the Company's operating activities. For fiscal year 1994, capitalized interest increased because of the higher level of capitalized costs related to a major company-wide systems project.

Income Taxes
- ------------

   For fiscal year 1995, in which the Company reported a loss from continuing operations before income taxes of $1,297,000, the Company recorded a $2,383,000 income tax provision from continuing operations due to the nondeductibility of certain expenses, including a significant portion of the charge for integration related to the formation of Quanterra. (See Notes to Consolidated Financial Statements - Quanterra.)

   In fiscal year 1994, the Company recorded an income tax benefit of $124,000. This amount differs from the $418,000 benefit which would be implied at a 34% federal statutory rate primarily due to the partial nondeductibility of certain expenses and a provision for state taxes.

   During the third quarter of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), effective April 1, 1992. The cumulative effect on prior years of this change in accounting principle increased net income in fiscal year 1993 by $13,000,000. Under the new standard, the Company's tax provision from continuing operations at March 31, 1993, exclusive of the one-time cumulative adjustment, was $1,160,000, despite the fact the Company realized a pre-tax loss of $922,000. The income tax provision differs from the $313,000 benefit which would be implied at a 34% federal statutory rate as a result of the partial nondeductibility of certain expenses as well as a provision for state taxes. (See Notes to Consolidated Financial Statements
- - Income taxes.)

Loss from Continuing Operations and Impact of Special Items
- -----------------------------------------------------------

   The Company recorded a loss from continuing operations for each of the three years ended March 31, 1995. The results of operations of these years, however, contain certain special items. Management believes that an understanding of the trends in the business is enhanced by evaluating the impact of these special items upon the results presented. The following table is a pro forma presentation of income from continuing operations for the three years after rounded net of tax adjustments for the various special items.

                                                         Year ended March 31,
                                                  ----------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
                                                           (In thousands)
Loss from continuing operations, as reported,
  net of preferred stock dividends of
  $4,200,000 and $2,135,000 in 1995 and
  1994, respectively...........................  $(7,900)    $(3,200)  $(2,100)
Litigation charges.............................    6,500           -     6,100
Integration charge related to formation
  of Quanterra.................................    8,000           -         -
Write-off of U.K. treatment facilities.........        -       1,600     1,700
Contractual benefits provided to former
  Chairman.....................................        -       3,000         -
Restructuring charge...........................        -           -     5,900
Gain on sale of EXEL stock options.............        -           -    (2,200)
                                                  ------      ------    ------
  Pro forma income from continuing operations    $ 6,600     $ 1,400   $ 9,400
                                                  ======      ======    ======

DISCONTINUED OPERATIONS

Pollution Control Manufacturing
- -------------------------------

   In the third quarter of fiscal year 1993, the Company recorded a charge of $3,809,000 (net of income tax benefit of $2,176,000) to adjust the net gain of $13,088,000 (net of provision for income taxes of $575,000) which had been recorded in fiscal year 1992 from the sale of the manufacturing operations of IT's Pollution Control Systems division located in Tulsa, Oklahoma and Hull, England. This charge resulted from unexpected cost overruns in connection with the completion and closeout of certain projects retained by the Company as well as some difficulties the Company experienced in collecting receivables and limiting its warranty obligations on certain projects. At March 31, 1995, a limited number of warranty issues remain open, including one matter which is in litigation.

Transportation, Treatment and Disposal
- --------------------------------------

   In the fourth quarter of fiscal year 1995, the Company recorded an increase in the provision for loss on disposition of its discontinued transportation, treatment and disposal business of $10,603,000 (net of income tax benefit of $6,397,000). This increased provision primarily relates to expected additional costs resulting from delays in the regulatory approval process at the Company's inactive disposal sites located in Northern California and an additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a potentially responsible party. A smaller portion of the provision is related to anticipated increased closure construction costs due to plan revisions and to additional costs experienced due to the unusually heavy rainfall experienced in Northern California in January through March 1995.

   In the fourth quarter of fiscal year 1993, the Company recorded an increase in the provision for loss on disposition of its discontinued transportation, treatment and disposal business of $6,800,000, with no offsetting income tax benefit. This increased provision principally related to additional costs resulting from delays in the regulatory approval process and associated closure plan revisions pertaining to the closure of the Company's inactive disposal sites located in Northern California.

   For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements - Discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital increased by $10,316,000 or 16.2%, to $73,838,000 at March 31, 1995 from $63,522,000 at March 31, 1994. The current ratio at March 31, 1995 was 1.81:1 which compares to 1.70:1 at March 31, 1994.

   Cash provided by operating activities for fiscal year 1995 totaled $13,575,000, a $4,423,000 decrease from the $17,998,000 of cash provided by operating activities in the prior fiscal year. Capital expenditures were $10,533,000, $14,745,000 and $15,624,000 for fiscal years 1995, 1994 and
1993, respectively. During fiscal year 1995, capital expenditures were reduced from the fiscal year 1994 level due principally to the elimination of all capital requirements for the Analytical Services business as a result of the formation of Quanterra. Management believes capital expenditures in fiscal year 1996 will approximate fiscal year 1995 levels. Additionally, depreciation has declined due to the Quanterra transaction. Closure costs at the Company's inactive disposal sites in fiscal year 1996 are expected to be higher than the $11,324,000 spent in fiscal year 1995 as interim construction costs are anticipated to increase at the Vine Hill site while continuing at a similar level at the Panoche site. At March 31, 1995, the Company's consolidated balance sheet included accrued liabilities of approximately $53,700,000 to complete the closure and post-closure of its disposal sites and related matters, most of which is expected to be spent through fiscal year 1999.

   Long-term debt increased to $80,189,000 at March 31, 1995 from $68,625,000 at March 31, 1994 principally to finance the higher working capital levels required by the increase in revenues. The Company's ratio of debt
(including current portion) to equity was 0.56:1, 0.46:1 and 1.13:1 at March 31, 1995, 1994 and 1993, respectively.

     On September 27, 1993, the Company completed a public offering at $25 per share of 2,400,000 depositary shares, each representing 1/100th of a share of 7% Cumulative Convertible Exchangeable Preferred Stock (see Notes to Consolidated Financial Statements - Preferred stock). The Company received net cash proceeds of $57,130,000 from the public offering. On November 15, 1993, the Company prepaid at par value $25,000,000 of its 9 3/8% Senior
Notes (the Notes), utilizing proceeds from the public offering of depositary shares. (See Notes to Consolidated Financial Statements - Long-term debt.)

   With regard to the transportation, treatment and disposal discontinued operations, a number of items could potentially affect the liquidity and capital resources of the Company, including changes in closure and post-closure costs, realization of excess and residual land values, demon-stration of financial assurance and resolution of other regulatory and legal contingencies. (See Notes to Consolidated Financial Statements - Discontinued operations - Transportation, treatment and disposal.)

   At March 31, 1995, a deferred tax asset in the amount of $19,175,000 (net of a valuation allowance of $12,650,000) is included in the Company's consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's inactive disposal sites over the next several years are deductible in the years the expenditures are made, but only to the extent the Company has sufficient levels of taxable income. The Company will have to generate approximately $50,000,000 of pre-tax income to realize its deferred tax asset. At current levels of pre-tax income from continuing operations, excluding reserves for major litigation and the integration charge related to the formation of Quanterra, the Company would realize the full amount of its deferred tax asset in approximately three years. The
Company will evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

   The Company's current banking arrangement provides for a revolving credit facility of up to $95,000,000 through July 31, 1996. At March 31, 1995, letters of credit totaling approximately $33,300,000 were outstanding against the Company's credit facility, including $13,200,000 issued to partially fulfill financial assurance requirements of the Company's inactive disposal sites, with the remainder being used to satisfy insurance and bonding requirements. Additionally, the Company had $30,000,000 of cash advances outstanding under the line, for total line usage of approximately $63,300,000. The amount of current availability is limited to the amount of collateral available to secure the loan as calculated in accordance with the loan agreement, principally 70-80 percent of the Company's eligible accounts receivable.
At March 31, 1995, approximately $31,700,000 was available under the line, all of which could be used based on available collateral, subject to a limitation that cash advances under the line may not exceed $45,000,000 at any time, with such limitation being reduced to $25,000,000 upon collection of the Company's judgment in the Motco litigation. (See Notes to Consolidated Financial Statements - Commitments and contingencies - Motco.)
Due to the Company's fourth quarter loss in fiscal year 1995, an amendment was required to certain of the Company's loan covenants in order to maintain compliance. Terms of this amendment were approved subsequent to March 31, 1995 and the Company is in compliance with such amended terms.

   At March 31, 1995, the Company had a remaining balance of $883,000 on a five-year 11.63% loan amortizing through May 31, 1995 secured by certain HTTS equipment. This balance was paid in full in April and May 1995 and the collateral was released.

   The Company's agreements with Corning relating to Quanterra contain general provisions which could affect the Company's liquidity, including restrictions on Quanterra's dividends to the partners, requirements that the Company indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the transaction and buy-sell provisions obligating the Company to sell its interests in Quanterra in certain circumstances and to contribute up to an additional $5,000,000 to Quanterra under certain circumstances. Although there are operating and strategic activities underway to improve Quanterra's current weak operating trends, IT anticipates that it will be required to contribute the $5,000,000 during fiscal year 1996, subject to certain limitations under the Company's revolving credit facility. Add the credit agreements for Quanterra prohibit the Company from pledging its interest in Quanterra to other lenders, including the Company's current lenders.

   Over the past three years, the Company's liquidity has required careful management. Although consummation of the September 1993 public offering and application of the net proceeds principally to reduce debt improved the Company's financial leverage and provided it with greater liquidity and flexibility to address its cash needs, the Company will continue to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters, debt service, dividend obligations on the depositary shares and contingent liabilities. Proceeds related to the disposition of the Motco litigation could be used to address the above cash needs of the Company.

   Although the Company paid down $25,000,000 of the Notes in fiscal year 1994, the remaining $50,000,000 of Notes outstanding will come due on July
1, 1996, if not repaid prior to that time. The Company is evaluating alternatives to refinance the Notes at this time. Proceeds from a refinancing in excess of $50,000,000, if any, would be used to pay down bank debt in the near term, but would ultimately be applied to the above noted cash requirements or to pursue external growth opportunities including acquisitions and possible diversification.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULE FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1995


Consolidated Financial Statements.                                        Page
                                                                          ----

   Report of  Ernst & Young LLP, Independent Auditors.................      34
   Consolidated Balance Sheets ----- March 31, 1995 and 1994..........      35
   Consolidated Statements of Operations ----- Three Years Ended
     March 31, 1995...................................................      36
   Consolidated Statements of Stockholders' Equity ----- Three
     Years Ended March 31, 1995.......................................      37
   Consolidated Statements of Cash Flows ----- Three Years Ended
     March 31, 1995...................................................      38
   Notes to Consolidated Financial Statements.........................      39


Financial Statement Schedule.

   II.  Valuation and qualifying accounts.............................     S-1

   Schedules not filed herewith are omitted because of the absence of condi-tions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
International Technology Corporation

We have audited the accompanying consolidated financial statements and financial statement schedule of International Technology Corporation listed
in the index at Item 8.   These financial statements and schedule are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of International Technology Corporation at March 31, 1995 and 1994 and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

In December 1987, the Company adopted a plan to divest the transportation, treatment and disposal operations through sale and in part closure. In con-nection with the plan, the Company recorded a provision, which was subsequently increased, for the estimated net loss involved in the ultimate divestiture of these operations. Although the basis for the provision appears reasonable, as more fully explained in the note
"Discontinued operations - Transportation, treatment and disposal," the ultimate effect of the divestiture is dependent on future events, the outcome of which cannot be determined at this time. Accordingly, the ultimate loss could be greater or less than the amount recorded.

As more fully explained in the note "Commitments and contingencies - Motco," the Company has recorded a contract claim receivable related to the Motco
Site Trust Fund (Motco Trust) contract, the realization of which is deendent on future events involving the final resolution of the Company's lawsuit against Motco Trust and Motco Trust's counterclaim against the Company. Although a trial court judgment awarding the Company an amount in excess of its recorded claim receivable and denying Motco Trust's counterclaim has been rendered, the ultimate outcome of this litigation cannot be determined at this time.


                                        ERNST & YOUNG LLP


Los Angeles, California
May 17, 1995

                  INTERNATIONAL TECHNOLOGY CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                                              March 31,
                                                     ------------------------
                                                       1995            1994
                                                      ------          ------
                           ASSETS                         (In thousands)
Current assets:
 Cash and cash equivalents.........................  $  6,547       $ 10,646
 Accounts receivable, less allowance for doubtful
   accounts of $3,107,000 and $3,183,000,
   respectively....................................   137,896        126,910
 Prepaid expenses and other current assets.........     5,630          7,674
 Deferred income taxes.............................    14,600          9,329
                                                      -------        -------
   Total current assets............................   164,673        154,559
                                                      -------        -------
Property, plant and equipment, at cost:
 Land and land improvements........................     1,766          2,127
 Buildings and leasehold improvements..............     9,561         25,930
 Machinery and equipment...........................   140,800        154,929
                                                      -------        -------
                                                      152,127        182,986
   Less accumulated depreciation and
     amortization..................................    82,324         91,557
                                                      -------        -------
     Net property, plant and equipment.............    69,803         91,429
                                                      -------        -------
Construction-in-progress...........................     2,381         19,451
Cost in excess of net assets of acquired
  businesses.......................................     7,728         10,469
Investment in Quanterra............................    36,316              -
Other assets.......................................    34,971         36,129
Deferred income taxes..............................     4,575          5,461
Long-term assets of discontinued operations........    41,705         41,705
                                                      -------        -------
 Total assets......................................  $362,152       $359,203
                                                      =======        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................  $ 28,823       $ 27,314
 Accrued wages and related liabilities.............    20,175         20,297
 Billings in excess of revenues....................     3,977          9,315
 Other accrued liabilities.........................    22,485         12,365
 Short-term debt, including current portion of
   long-term debt..................................     1,154          5,268
 Net current liabilities of discontinued
     operations....................................    14,221         16,478
                                                      -------        -------
     Total current liabilities.....................    90,835         91,037
                                                      -------        -------
Long-term debt.....................................    80,189         68,625
Long-term accrued liabilities of discontinued
  operations.......................................    39,480         32,547
Other long-term accrued liabilities................     5,727          6,446
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $100 par value; 180,000 shares
   authorized; 24,000 shares issued and
   outstanding.....................................     2,400          2,400
 Common stock, $1 par value; 100,000,000 shares
   authorized; 35,737,313 and 35,201,052
   shares issued and outstanding, respectively.....    35,737         35,201
 Additional paid-in capital........................   172,137        168,817
 Deficit...........................................   (64,353)       (45,870)
                                                      -------        -------
   Total stockholders' equity......................   145,921        160,548
                                                      -------        -------
 Total liabilities and stockholders' equity........  $362,152       $359,203
                                                      =======        =======

See accompanying notes to consolidated financial statements.

                   INTERNATIONAL TECHNOLOGY CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                       Year ended March 31,
                                                  ----------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Revenues.....................................   $423,972   $392,803   $410,539
Cost and expenses:
 Cost of revenues............................    362,056    334,616    337,266
 Selling, general and administrative
   expenses..................................     42,476     48,644     48,904
 Equity in net loss of Quanterra.............        563          -          -
 Integration charge related to the
   formation of Quanterra....................      9,264          -          -
 Restructuring charge........................          -          -      8,378
                                                 -------    -------    -------
Operating income.............................      9,613      9,543     15,991
Interest, net................................      7,110      8,273     11,115
Other expense................................      3,800      2,500      5,798
                                                 -------    -------    -------
Loss from continuing operations before
  income taxes................................    (1,297)    (1,230)      (922)
(Provision) benefit for income taxes..........    (2,383)       124     (1,160)
                                                 -------    -------    -------
Loss from continuing operations..............     (3,680)    (1,106)    (2,082)
Discontinued operations (net of income taxes):
  Loss from disposition:
   Pollution control manufacturing...........          -          -     (3,809)
   Transportation, treatment and disposal....    (10,603)         -     (6,800)
                                                 -------    -------    -------
Loss before cumulative effect of change in
  accounting for income taxes................    (14,283)    (1,106)   (12,691)
Cumulative effect of change in accounting for
  income taxes...............................          -          -     13,000
                                                 -------    -------    -------
Net income (loss)............................    (14,283)    (1,106)       309
Less preferred stock dividends...............     (4,200)    (2,135)         -
                                                 -------    -------    -------
Net income (loss) applicable to common
  stock......................................   $(18,483)  $ (3,241)  $    309
                                                 =======    =======    =======

Net income (loss) per share:
 Continuing operations (net of preferred
   stock dividends)..........................   $   (.22)  $   (.09)  $   (.06)
 Discontinued operations:
   From disposition..........................       (.30)         -       (.32)
                                                 -------    -------    --------
                                                    (.52)      (.09)      (.38)
 Cumulative effect of change in accounting for
   income taxes..............................          -          -        .39
                                                 -------    -------    -------
                                                $   (.52)  $   (.09)  $    .01
                                                 =======    =======    =======


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the three years ended March 31, 1995
                            (In thousands)

                                                            Additional   Common
                                      Preferred   Common      paid-in    stock to
                                        stock      stock      capital    be issued     Deficit       Totals
                                      ---------   ------    ----------   ---------     -------       ------

Balance at March 31, 1992........... $      -    $ 33,000    $108,653    $       -    $(43,122)    $ 98,531
 Issuances of common stock..........        -         240         564            -           -          804
 Common stock to be issued..........        -           -           -        6,350           -        6,350
 Cumulative translation adjustment..        -           -           -            -         184          184
 Net income.........................        -           -           -            -         309          309
                                      -------     -------     -------      -------     -------      -------
Balance at March 31, 1993...........        -      33,240     109,217        6,350     (42,629)     106,178
 Net proceeds from public offering
   of depositary shares.............    2,400           -      54,730            -           -       57,130
 Issuances of common stock..........        -       1,961       4,870       (6,350)          -          481
 Dividends paid on preferred stock..        -           -           -            -      (2,135)      (2,135)
 Net loss...........................        -           -           -            -      (1,106)      (1,106)
                                      -------     -------     -------       ------     -------      -------
Balance at March 31, 1994...........    2,400      35,201     168,817            -     (45,870)     160,548
 Issuances of common stock..........        -         203         353            -           -          556
 Issuance of warrant and common stock
   related to the formation of
   Quanterra........................        -         333       2,967            -           -        3,300
 Dividends paid on preferred stock..        -           -           -            -      (4,200)      (4,200)
 Net loss...........................        -           -           -            -     (14,283)     (14,283)
                                      -------     -------     -------       ------     -------      -------
Balance at March 31, 1995........... $  2,400    $ 35,737    $172,137      $     -    $(64,353)    $145,921
                                      =======     =======     =======       ======     =======


See accompanying notes to consolidated financial statements.

                    INTERNATIONAL TECHNOLOGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                     Year ended March 31,
                                                 ----------------------------
                                                 1995        1994        1993
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income (loss)........................... $(14,283)   $ (1,106)  $    309
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Net loss from disposition of
        discontinued operations...............   10,603           -     10,609
      Depreciation and amortization...........   19,150      22,372     19,771
      Deferred income taxes...................   (4,385)       (654)        52
      Equity in net loss of Quanterra.........      563           -          -
      Integration charge related to
        the formation of Quanterra............    9,264           -          -
      Provision for settlement of lawsuits....    9,100           -      6,350
      Writeoff of costs incurred in U.K.
        investments...........................        -        2,500     1,981
      Gain on sale of investment in EXEL
        Limited...............................        -            -    (3,483)
      Cumulative effect of change in accounting
        for income taxes......................        -            -   (13,000)
  Changes in assets and liabilities, net of
    effects from acquisitions and dispositions
    of businesses:
      (Increase) decrease in receivables......  (21,149)       2,914    (8,879)
      Decrease (increase) in prepaid expenses
        and other current assets..............      486       (2,475)     (597)
      Increase (decrease) in accounts payable.    2,681      (10,732)    2,291
      Increase (decrease) in accrued wages
        and related liabilities...............    1,636       (1,501)    2,941
      (Decrease) increase in billings in
         excess of revenues...................   (5,338)       6,786    (2,760)
      Increase (decrease) in other
        accrued liabilities...................    5,966       (3,374)      803
      (Decrease) increase in other long-term
        accrued liabilities...................     (719)       3,268       699
                                                -------      -------   -------
  Net cash provided by  operating activities..   13,575       17,998    17,087
                                                -------      -------   -------
Cash flows from investing activities:
  Capital expenditures........................  (10,533)     (14,745)  (15,624)
  Investment in Quanterra.....................   (1,208)           -         -
  Proceeds from sale of pollution control
    manufacturing business....................        -            -    22,677
  Proceeds from sale of investment in
    EXEL Limited..............................        -            -     3,733
  Other, net..................................    1,198        2,050     1,319
  Investment activities of transportation,
    treatment and disposal discontinued
    operations................................  (11,324)     (12,179)  (10,671)
                                                -------      -------   -------
  Net cash (used for) provided by investing
    activities................................  (21,867)     (24,874)    1,434
                                                -------      -------   -------
Cash flows from financing activities:
  Repayments of long-term borrowings..........  (55,965)     (89,648)  (50,550)
  Long-term borrowings........................   63,802       43,035    30,440
  Net proceeds from public offering
    of depositary shares......................        -       57,130         -
  Dividends paid on preferred stock...........   (4,200)      (2,135)        -
  Issuances of common stock...................      556          481       804
                                                -------      -------   -------
  Net cash provided by (used for) financing
    activities................................    4,193        8,863   (19,306)
                                                -------      -------   -------
Net (decrease) increase in cash and cash
  equivalents.................................   (4,099)       1,987      (785)
Cash and cash equivalents at beginning of
  year........................................    10,646       8,659     9,444
                                                 -------     -------    ------
Cash and cash equivalents at end of year......  $  6,547    $ 10,646   $ 8,659
                                                 =======     =======    ======
See accompanying notes to consolidated financial statements.

                  INTERNATIONAL TECHNOLOGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies:
- ------------------------------------------

   Basis of presentation and principles of consolidation
   -----------------------------------------------------

   The consolidated financial statements include International Technology Corporation (IT or the Company) and its wholly owned subsidiaries. The Company also includes its proportionate interest in joint ventures which were entered into for the purpose of executing large remediation projects and in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year presentation.

   Cash equivalents
   ----------------

   Cash equivalents include highly liquid investments with an original maturity of three months or less, principally commercial paper.

   Contract accounting and accounts receivable
   -------------------------------------------

   The Company primarily derives its revenues from providing environmental management services in the United States, principally to federal, state and local governmental entities, large industrial companies, utilities and waste generators. Services are performed under time-and-material, cost-reim-bursement, fixed-price and unit-bid contracts.

   Revenues from time-and-material and cost-reimbursement contracts are recognized as costs are incurred. Estimated fees on such contracts and revenues on fixed-price and certain unit-bid contracts are recognized under the percentage-of-completion method determined based on the ratio of costs incurred to estimated total costs. Anticipated losses on contracts are recorded as identified. Certain contracts include provisions for revenue adjustments to reflect scope changes and other matters, including claims, which require negotiations with clients in the ordinary course of business, leading to some estimates of claim amounts being included in revenues. When such amounts are finalized, any changes from the estimates are reflected in earnings.

   Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Unbilled receivables, included in accounts receivable, were $20,869,000 and $16,316,000 at March 31, 1995 and 1994, respectively. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 31, 1995 is approximately $8,000,000 of claims related to the Helen Kramer project which is subject to a governmental investigation. (See Commitments and contingencies.)

   At March 31, 1995 and 1994, an approximately $31,000,000 claim receivable related to the Motco Site Trust Fund (Motco) contract, a major fixed-price remediation contract, is included in noncurrent other assets as a result of the Company's lawsuit involving the Motco Trust. (See Commitments and contingencies.)

   Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue determined based on the policies discussed above.

   At March 31, 1995, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Property, plant and equipment
   -----------------------------

   The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the individual assets, except for the Hybrid Thermal Treatment System (HTTS ) transportable incineration units, which are generally depreciated on the basis of operating days.

   Capitalized interest
   --------------------
   Interest incurred on qualified capital expenditures is capitalized and is included in the cost of such constructed assets. Interest incurred was $8,065,000, $9,326,000 and $11,716,000 for fiscal years 1995, 1994 and
1993, respectively. Total interest capitalized was $484,000, $893,000 and $518,000 for fiscal years 1995, 1994 and 1993, respectively.

   Income taxes
   ------------

   The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109) as of April 1, 1992 and reported the cumulative effect of the change in accounting for income taxes in the consolidated statement of operations for fiscal year 1993. The Company reported the effect of the adoption of SFAS No. 109 as a cumulative effect of a change in accounting principle. (See Income taxes.)

   Intangible assets
   -----------------

   Cost in excess of net assets of acquired businesses is amortized over 20 years on a straight-line basis. At March 31, 1995 and 1994, accumulated amortization is $6,584,000 and $6,671,000, respectively. Other intangibles, arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value.

   Per share information
   ---------------------

   Per share information is based on the weighted average number of out-standing common shares and common share equivalents during each period which aggregated 35,557,309 in 1995, 34,762,280 in 1994 and 33,530,420 in 1993.

   Common share equivalents include dilutive stock options and, in 1994 and 1993, common shares to be issued in connection with the settlement of a class action stockholders' lawsuit. (See Shareholder class action lawsuit.)

   In fiscal years 1995 and 1994, the computation of net income per share, assuming the conversion into common shares of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, is antidilutive. (See Preferred stock.)

   Fair value of financial instruments
   -----------------------------------

   In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

                   INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Long and short-term debt: The fair value of the 9 3/8% senior notes is based upon the quoted market price. The carrying amount of other debt, including borrowings under the Company's revolving credit facility and the 11.63% secured loan due May 31, 1995, approximates its fair value at March 31, 1995.

   The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                     March 31,
                                 ----------------------------------------------
                                         1995                      1994
                                 -----------------------   --------------------
                                 Carrying    Estimated     Carrying  Estimated
                                  amount     fair value     amount   fair value
                                 --------    ----------    --------  ----------
                                              (In thousands)
     Cash and cash equivalents   $ 6,547      $ 6,547      $10,646     $10,646

     Long and short-term debt:
       9 3/8% senior notes        50,000       48,875       50,000      49,375
       11.63% secured loan           883          883        5,835       5,927
       Revolving credit facility  30,000       30,000       17,000      17,000
       Other                         460          460        1,058       1,058

   Accrued contractual retirement benefits
   ---------------------------------------

   In the fourth quarter of fiscal year 1994, the Company recorded a $4,500,000 provision to selling, general and administrative expenses in the consolidated statement of operations related to the actuarially determined present value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. The retirement agreement was approved by the Board of Directors, following approval by the Compensation Committee and advice of an independent compensation consulting firm.

   As a result of concerns expressed by shareholders, in June 1994 the Board of Directors formed a special committee comprised of four non-employee directors to review this retirement agreement. The special committee engaged independent legal counsel and a new independent compensation consulting firm to assist it in the review process. Following its review of the retirement agreement, the special committee recommended that the agreement be modified in various respects and engaged in negotiations with the former Chairman concerning the proposed modifications.

   Those negotiations resulted in an amended agreement which reduced the present value of the contractual benefits by approximately $500,000. The amended agreement was approved by the noninterested directors of the Board on the recommendation of the special committee of the Board and on the advice of counsel and an independent compensation consulting firm and executed on January 6, 1995. Terms of the amended agreement provide for payments by the Company of approximately $300,000 per year for the duration of the former executive's lifetime.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Consolidated statements of cash flows supplemental disclosures:
- --------------------------------------------------------------

     Supplemental cash flow information is:
                                               Year ended March 31,
                                          ------------------------------
                                          1995         1994         1993
                                          ----         ----         ----
                                                   (In thousands)
     Interest paid, net of amounts
       capitalized                      $ 7,230      $ 8,767      $10,869
     Interest received                      317          107           32
     Income taxes paid                      782        1,241        1,243
     Income tax refunds received            989        1,783          724

Quanterra:
- ---------

   Formation of Quanterra
   ----------------------

   On June 28, 1994, pursuant to a definitive agreement signed on May 2, 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). Quanterra operates independently with a separate board of directors which has representation from IT and Corning, and provides services primarily to third parties, as well as to the Company.

   In connection with the formation, the Company contributed the $38,766,000 net assets of its analytical business into Quanterra. Additionally, IT incurred cash costs of $1,208,000 and issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share which are valued in the aggregate at $3,300,000. The Company's initial investment, recorded at historical cost, consisted of the following at June 28, 1994 (in thousands):

   Cash                                                       $  1,208
   Other current assets                                         11,721
   Net property, plant and equipment                            28,084
   Other noncurrent assets                                       2,704
   Current liabilities                                          (3,404)
   Noncurrent liabilities                                         (339)
   Common stock and warrants                                     3,300
                                                               -------
       Initial investment in Quanterra                        $ 43,274
                                                               =======

                    INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Summarized financial data for investment in Quanterra
   -----------------------------------------------------

   Condensed financial information of Quanterra is presented below (in thousands):

                                                                From inception
                                                                   through
                                                                   March 31,
                                                                     1995
                                                                --------------
     Condensed statement of operations:
        Revenues (including $12,000 from the Company)             $ 92,448
        Operating income before integration charge                   1,957
        Integration charge                                         (20,878)
        Operating loss                                             (18,921)
        Net loss                                                   (12,879)

                                                                 At March 31,
                                                                    1995
                                                                 -----------
     Condensed balance sheet:
        Assets:
          Current assets                                          $ 55,887
          Net property, plant and equipment                         58,481
          Other noncurrent assets                                   11,154
                                                                   -------
                                                                  $125,522
                                                                   =======
        Liabilities and stockholders' equity:
          Current liabilities                                     $ 33,535
          Noncurrent liabilities                                    44,134
          Stockholders' equity                                      47,853
                                                                   -------
                                                                  $125,522
                                                                   =======

   IT's 50 percent investment in Quanterra is accounted for under the equity method. Quanterra recorded the net assets contributed to it at its stockholders' historical cost. Upon closing the transaction, an integration plan was implemented to eliminate redundant laboratory facilities and duplicative overhead and systems. The net impact, after income tax benefit, of the $20,878,000 integration charge on Quanterra's net earnings was $12,790,000. In the quarter ended June 30, 1994, IT's portion of the charge for integration was $9,264,000 including integration costs of $2,869,000 incurred directly by IT.

   Quanterra has a $60,000,000 bank line of credit. The Company's agreements with Corning relating to Quanterra contain general provisions including restrictions on dividends to the partners, buy-sell provisions obligating the Company to sell its interests in Quanterra in certain circumstances and to contribute up to an additional $5,000,000 to Quanterra under certain circumstances, and requirements that the Company indemnify Quanterra and Corning from certain liabilities arising prior to closing the transaction.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The following summarizes the status and results of the Company's investment in Quanterra through March 31, 1995 (in thousands):

     Initial investment (historical cost of net assets
       transferred to Quanterra plus other costs incurred)
       upon formation of Quanterra on June 28, 1994                  $ 43,274

     Integration charge related to the formation of Quanterra          (6,395)

     Equity in net loss of Quanterra from inception
        through March 31, 1995                                           (563)
                                                                      -------
     Ending investment                                               $ 36,316
                                                                      =======

     At March 31, 1995, the unamortized portion of the Company's initial investment in Quanterra in excess of its 50% share of Quanterra's stockholders' equity at the date of its formation was $12,428,000. This excess amount is being amortized over 20 years. Amortization expense of $484,000 is included in "Equity in net loss of Quanterra" of $563,000 for the fiscal year ended March 31, 1995.

Discontinued operations:
- -----------------------

     Pollution control manufacturing
     -------------------------------

     In the third quarter of fiscal year 1993, the Company recorded a charge of $3,809,000 (net of income tax benefit of $2,176,000) to adjust the net gain of $13,088,000 (net of provision for income taxes of $575,000) which had been recorded in fiscal year 1992 from the sale of the manufacturing operations of IT's Pollution Control Systems division located in Tulsa, Oklahoma and Hull, England. This charge resulted from unexpected cost overruns in connection with the completion and closeout of certain projects retained by the Company as well as some difficulties the Company experienced in collecting receivables and limiting its warranty obligations on certain projects. At March 31, 1995, a limited number of warranty issues remain open, including one matter which is in litigation.

     Transportation, treatment and disposal
     --------------------------------------
     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transporta-tion, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of March 31, 1995, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the divestiture, at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principally due to the writeoff of the $30,400,000 contingent purchase price from the earlier sale of certain assets. The remaining loss represented expected costs related to a waste disposal site where IT has been named as a potentially responsible party
(PRP) and an increase in costs related to the closure of the Company's disposal sites in Northern California, principally due to delays in the regulatory approval process. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from further delays in the regulatory approval process and associated closure plan revisions. At March 31, 1995, the Company recorded an increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for estimated increased costs resulting from additional delays in the regulatory approval process at the Company's inactive disposal sites in Northern California and an additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a PRP. A smaller portion of the fiscal year 1995 provision increase is related to anticipated increased closure construction costs due to plan revisions and to additional costs experienced due to the unusually heavy rainfall experienced in Northern California in January through March 1995.

                    INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has incurred costs of $11,324,000 in 1995, $12,179,000 in 1994 and $10,671,000 in 1993 relating to the site closure plans and related construction. The Company expects to incur significant closure and post-closure costs over the next several years. At March 31, 1995, the Company's consolidated balance sheet included accrued liabilities of approximately $53,700,000 to complete the closure and post-closure of its disposal sites and related matters.

     The Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March
1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). While difficult to predict, the Company expects final determination on those closure plans in fiscal year 1996 or early fiscal year 1997. The Company is targeting completion of the closure for fiscal year 1999. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the County of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated in the EIR.
The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer
Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

     Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subsequently responded to comments on the plan from DTSC. In March 1995, the DTSC determined that the Company had met all the technical requirements in its comments and published the administrative draft of the EIR for the closure and post-closure plans. The Company expects the plan to be approved in fiscal year 1996; however, significant work which will ultimately be required for closure will have been completed by that time. The Company is targeting completion of the closure for fiscal year 1998.

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

     Regulations of the DTSC and the U.S. Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided financial assurance equal to its estimate for closure costs at March 31, 1995, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $10,600,000, letters of credit totaling approximately $13,200,000 and a trust fund containing approximately $9,700,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs as part of a consent order with the DTSC entered on June
27, 1989. Among other provisions, the consent order requires IT to revise its financial assurance estimates on March 1 of each year to reflect inflation adjustments and any changes in the cost estimates resulting from completion of interim closure procedures and from revisions in the closure and post-closure plans. Thereafter, the Company has 60 days to adjust its financial assurance mechanisms to reflect the changed costs. IT has completed cost revisions required at March 1, 1995 and the DTSC has approved the revised amounts. The Company has provided financial assurance on the amounts called for by the cost revisions.

     IT's inactive disposal sites are subject to the Resource Conservation and Recovery Act and other federal laws including the Toxic Substances Control Act, the Clean Water Act, the Clean Air Act and the regulations of

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Occupational Safety and Health Act. The provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and its amendments generally do not presently affect the Company's four inactive disposal sites, but do apply in some cases to former business operations where the Company is an alleged generator or transporter of waste or former operator of a disposal site owned by others. California has been one of the leading states in regulating the transportation, treatment and disposal of hazardous waste substances. Under the Hazardous Waste Control Act, the DTSC administers a comprehensive regulatory program. California operations are also subject to regulation by the State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts and various other state authorities. At the local level, treatment and disposal sites are also subject to zoning and land use restrictions, and other ordinances.

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

     Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with applicable regulatory agencies. Such closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company or if there are additional delays in the closure plan approval process. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

     The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at March 31, 1995 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

     Under CERCLA, the USEPA and the DTSC have investigated and are continuing to investigate the operation of and shipments of wastes to certain disposal sites in California and elsewhere, including the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California. In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to OII and, as such, faced joint and several liability for the cost to investigate and cleanup this site. USEPA requested these entities to work as a single group to settle with USEPA and DTSC their alleged liability for certain past response costs and to perform future remedial work. A number of these PRPs subsequently formed the OII Steering Committee (Steering Committee) and negotiated a series of settlements addressing cost reimbursement demands and performing certain interim remedial measures (IRMs). The Company did not join the Steering Committee or enter these settlements. USEPA currently contends that the Company remains a PRP and is liable for its share of costs associated with the past settlements which total approximately $8,500,000 (including a premium for failure to contribute to the earlier settlements but not interest). The Steering Committee also contends the Company is liable to it for a share of

                   INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


these settlement costs and has quantified the Company's share of the first two settlements at approximately $2,700,000. On October 11, 1994, the Company was served with a summons and complaint in a cost recovery action brought by members of the Steering Committee. The action seeks (1) recovery from the Company of a portion of certain of plaintiffs' costs incurred at OII allegedly attributable to the Company and (2) a declaration from the court as to the Company's share of future costs in the OII response action. The Company is defending this action vigorously while continuing to attempt a joint settlement with both the Steering Committee and the USEPA. Trial in this action, which was set for July 17, 1995, has been taken off the calendar and has not been rescheduled.

     The Company believes the USEPA's and the Steering Committee's claims essentially overlap. Both assume the Company or its predecessor and subsidiaries arranged for the disposal of the same volume of wastes at OII and are based on the relative percentage of that volume to the known volume of liquid wastes sent to the site. The Steering Committee has not quantified and the USEPA claim does not specifically address future costs for site remediation and long-term monitoring and maintenance. These figures are not known but are expected to be substantial. Based on the available information regarding the operations of the Company's subsidiaries and predecessor in handling the wastes, the Company believes its share of responsibility for the site, if any, is less than the share attributed to it by the USEPA and the Steering Committee. Accordingly, the Company has not been able to agree to USEPA's or the Steering Committee's claims. IT has met with USEPA attempting to settle its response cost claims and is continuing to negotiate for a settlement. No settlement has been reached. Instead, in October 1994, USEPA advised the Company in writing that it continued to regard the Company and its subsidiaries as liable for response costs. In that notice, USEPA provided the Company and other non-Steering Committee PRPs the opportunity to make a limited challenge as to USEPA's volume determinations. Subject to its review of that challenge, USEPA further stated it intended to offer the Company and other non-settling PRPs, another opportunity to resolve their liability for response costs by paying the amount determined by USEPA based on volume plus a substantial premium based on failure to join the earlier settlements. The Company submitted a volume challenge on January 10, 1995, but has received no response from USEPA although it is continuing to pursue settlement discussions.

     The inability of the Company to effect a satisfactory settlement with the Steering Committee and the USEPA could have a material adverse effect on the consolidated financial condition of the Company. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the Steering Committee's claims and requested indemnification and legal representation. The carriers dispute their obligations to the Company. The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at other sites and may, from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA, the DTSC or other state governmental agencies in conducting investigations as to the nature and extent of contamination at the sites.

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

                   INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt:
- --------------

   Long-term debt consists of the following:
                                                        March 31,
                                                 --------------------------
                                                 1995                1994
                                                 ----                ----
                                                       (In thousands)

   9 3/8% senior notes, due 1996 . . .         $ 50,000            $ 50,000
   11.63% secured loan . . . . . . . .              883               5,835
   Revolving credit facility . . . . .           30,000              17,000
   Other . . . . . . . . . . . . . . .              460               1,058
                                                -------             -------
                                                 81,343              73,893
    Less current portion . . . . . . .            1,154               5,268
                                                -------             -------
                                               $ 80,189            $ 68,625
                                                =======             =======

   Aggregate amounts of long-term debt maturing in the five years following March 31, 1995 are $1,154,000, $80,109,000, $29,000, $30,000, and $21,000,
respectively.

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

   On June 25, 1990, an asset-based lender funded a $25,000,000 five-year installment loan at a fixed interest rate of 11.63%. The loan was secured by certain of the Company's HTTS equipment. In March 1994, the Company prepaid the $4,952,000 balloon payment due June 30, 1995 on the loan in return for a partial release of collateral. At March 31, 1995, the Company had a remaining balance of $883,000 on the loan. In May 1995, the Company paid the final regular installment on the loan and the collateral was released.

   The Company's current banking arrangement provides for a revolving credit facility of up to $95,000,000 through July 31, 1996 and is secured principally by accounts receivable. At March 31, 1995, interest on borrowings under this line is at the bank's reference rate plus 1.5%, or in the case of Eurodollar borrowings, at the interbank offered rate plus 2.5%. The
Company is subject to a 0.5% per annum charge on the unused portion of the commitment. The line of credit agreement stipulates that the Company must maintain certain minimum working capital, financial ratios and net worth requirements. In addition, the agreement includes certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock and, if the Company is in default under the line, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans. Additionally, the agreement contains limitations on the purchase or sale of significant assets, the aggregate amount of capital expenditures, other liens on the Company's assets and the incurrence of other debt. Due to the Company's fourth quarter loss in fiscal year 1995, amendments were required to certain of the Company's loan covenants in order to maintain compliance. Terms of these amendments were approved subsequent to March 31, 1995 and the Company is in compliance with such amended terms.

   At March 31, 1995, the Company had $30,000,000 of borrowings outstanding against its credit facility. Additionally, standby letters of credit totaling approximately $33,300,000 were outstanding at March 31, 1995 related to financial assurance for the Company's inactive disposal facilities (see Discontinued operations - Transportation, treatment and disposal), and the Company's insurance and bonding requirements, for total line usage of approximately $63,300,000. The amount of current availability under the Company's line is limited to the amount of collateral available in accordance with the loan agreement, principally 70-80 percent of the Company's eligible accounts receivable. At March 31, 1995, approximately $31,700,000 was available under the line and collateral available at March 31, 1995 allowed for use of the entire amount, subject to a limitation that cash advances under the line may not exceed $45,000,000 at any time, with such limitation being reduced to $25,000,000 upon collection of the Company's judgment in the Motco litigation. (See Commitments and Contingencies - Motco.)

                     INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Income taxes:
- ------------

   The benefit for income taxes consists of the following:

                                                     Year ended March 31,
                                                -----------------------------
                                                1995         1994        1993
                                                ----         ----        ----
                                                     (In thousands)
   Current:
    Federal                                  $      -     $   (104)   $ (2,356)
    State                                         371          422       1,288
                                              -------      -------     -------
                                                  371          318      (1,068)
                                              -------      -------     -------
   Deferred:
    Federal                                    (1,828)        (442)        831
    State                                      (2,557)           -        (779)
                                              -------      -------     -------
                                               (4,385)        (442)         52
                                              -------      -------     -------
   Total benefit                             $ (4,014)    $   (124)   $ (1,016)
                                              =======      =======     =======


   The provision (benefit) for income taxes is included in the statements of operations as follows:

                                                     Year ended March 31,
                                                -----------------------------
                                                1995         1994        1993
                                                ----         ----        ----
                                                       (In thousands)
   Continuing operations                      $  2,383    $   (124)   $  1,160
   Discontinued operations                      (6,397)          -      (2,176)
                                               -------     -------     -------
   Total benefit                              $ (4,014)   $   (124)   $ (1,016)
                                               =======     =======     =======

   A reconciliation of the provision (benefit) for income taxes on continuing operations computed by applying the federal statutory rate of 34% to loss from continuing operations before income taxes and the reported provision (benefit) for income taxes of continuing operations is as follows:

                                                     Year ended March 31,
                                                ------------------------------
                                                1995         1994        1993
                                                ----         ----        ----
                                                         (In thousands)
   Income tax benefit computed at
    statutory federal income tax rate        $   (441)    $   (418)   $   (313)
   State income taxes, net of federal tax
    benefit, if any                               424          422         650
   Equity in income (loss) of foreign
     subsidiaries                                  57         (374)          -
   Amortization of cost in excess of net assets
    of acquired businesses                        200          212         212
   Integration charge related to and
    equity in net loss of Quanterra             2,366            -           -
   Research credit                               (212)           -           -
   Other (principally nondeductible items)        (11)          34         611
                                              -------      -------     -------
   Total provision (benefit)                 $  2,383     $   (124)   $  1,160
                                              =======      =======     =======

   At March 31, 1995, the Company had net operating loss (NOL) carryforwards of approximately $46,247,000 for tax reporting purposes expiring primarily in 2007 through 2010. The Company also has tax credit carryforwards of approximately $2,708,000 which expire in various years through 2009 and Alternative Minimum Tax credit carryforwards of approximately $1,809,000.

                   INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    As of April 1, 1992, the Company adopted SFAS No. 109. As allowed under SFAS No. 109, the Company reported the effect of such adoption as a cumulative effect of a change in accounting for income taxes of $13,000,000 of income, as of the date of adoption, and prior years' consolidated financial statements were not restated. Upon adoption of SFAS No. 109, the Company recorded a deferred tax asset and established a valuation allowance of $7,700,000 against that asset. During the year ended March 31, 1993, the Company increased the valuation allowance to $10,119,000 due to the relative uncertainty that the tax benefits from the additional provision for loss from discontinued operations recorded in that year would be realized. During the year ended March 31, 1994, the Company increased the valuation allowance to $13,519,000, principally due to the recognition of additional state deferred tax assets, primarily state NOL carryforwards, and the relative uncertainty that such state benefits will be fully utilized. During the year ended
March 31, 1995, the Company decreased the valuation allowance to $12,650,000, principally to offset an adjustment made to reduce the gross deferred tax asset to recognize the federal benefit of net operating losses for state purposes. At March 31, 1995 and 1994, the Company had deferred tax assets and liabilities as follows:

                                                                March 31,
                                                            ----------------
                                                            1995        1994
                                                            ----        ----
                                                             (In thousands)
        Deferred tax assets:
          Closure accruals - discontinued operations       $ 28,211   $ 25,197
          Net operating loss carryforwards                   20,145     22,462
          Alternative minimum tax credit carryforwards        1,809      1,809
          Investment and other tax credit carryforwards       2,708      2,496
          Other accrued liabilities                          10,082      6,832
          Other, net                                          3,658      3,526
                                                            -------    -------
             Gross deferred tax asset                        66,613     62,322
          Valuation allowance for deferred tax asset        (12,650)   (13,519)
                                                            -------    -------
             Total deferred tax asset                        53,963     48,803
                                                            -------    -------

        Deferred tax liabilities:
          Tax depreciation in excess of book depreciation (14,381) (13,736) Asset basis difference -
           discontinued operations                          (11,997)   (11,997)
          Other, net                                         (8,410)    (8,280)
                                                            -------    -------
             Total deferred tax liabilities                 (34,788)   (34,013)
                                                            -------    -------
             Net deferred tax asset                        $ 19,175   $ 14,790
                                                            =======    =======

        Net current asset                                  $ 14,600   $  9,329
        Net noncurrent asset                                  4,575      5,461
                                                            -------    -------
             Net deferred tax asset                        $ 19,175   $ 14,790
                                                            =======    =======


Commitments and contingencies:
- -----------------------------

   Lease commitments
   -----------------

   The Company's operating lease obligations are principally for buildings and equipment. Generally, the Company is responsible for property taxes and insurance on its leased property. At March 31, 1995, future minimum rental commitments under noncancelable operating leases with terms longer than one year aggregate $36,550,000 and require payments in the five succeeding years and thereafter of $9,260,000, $8,483,000, $5,479,000, $4,204,000,
$2,832,000, and $6,292,000, respectively.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Rental expense related to continuing operations was $11,550,000, $14,912,000 and $17,467,000 (including $2,014,000 of the restructuring charge) for fiscal years 1995, 1994 and 1993, respectively.

   Contingencies
   -------------

   Class action lawsuit
   --------------------

   In December 1989, a purported class action lawsuit was filed in federal court on behalf of stockholders of the Company alleging violations of the federal Securities Exchange Act of 1934 in connection with the purchase of shares of the Company's common stock by members of the purported class between January 1986 and April 1987. The complaint also names as defendants the underwriters who performed services in connection with the Company's senior note offering in July 1986. In addition, the complaint alleges that certain of the Company's officers and directors sold shares of the Company's common stock at artificially inflated prices based on undisclosed information about the Company. The plaintiffs seek unspecified damages, plus costs associated with the litigation. Discovery concerning the facts underlying the action has been substantially completed and trial in this action is now set for November 28, 1995. Although the Company is defending the action vigorously, at the request of the plaintiffs, the parties have participated in voluntary, mediated settlement discussions, but have thus far been unable to reach a settlement. Although it is not possible to determine the ultimate outcome of the litigation, the Company intends to further pursue settlement of the matter and has recorded a charge of $3,800,000 in the fourth quarter of fiscal year 1995 to provide for potential settlement and defense costs.

   After consultation with outside counsel and in consideration of the availability of insurance coverage and the Company's $3,800,000 provision, management believes the ultimate outcome of this matter will not have a material adverse effect on the consolidated financial condition of the Company.

   Motco
   -----

   On December 4, 1991, the Company announced the suspension of work on the Motco project, the cleanup of a Superfund site in Texas, and the filing of a $56,000,000 breach of contract lawsuit against the Motco Trust, the PRP group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group.

   In January 1988, the Company was retained by the Motco Trust to destroy waste contained in pits at the site using two transportable incinerators designed and operated by IT. Based on information provided to IT in the Motco Trust's request for proposal, the Company bid and was awarded a fixed-price contract which was subsequently increased through change orders. In early 1991, IT advised the Motco Trust and Monsanto that it would cost substantially more to complete the project because the scope of work had changed and because the chemical makeup, quantities and mixture of waste at the site were dramatically different from that portrayed by data provided to IT in Motco Trust's request for proposal. Additionally, the project was impacted by other actions of the Motco Trust and Monsanto, including the pumping of contaminated water and waste into the Motco pits from an unrelated project which was managed by the Motco Trust and Monsanto.

   IT continued work at the site in good faith while negotiations were occurring with the Motco Trust and Monsanto. Approximately $31,000,000 of direct costs were incurred in excess of those recovered under the contract and were recorded as a contract claim receivable and are included in noncurrent assets in the Company's consolidated balance sheets at March 31, 1995 and 1994. IT has not recognized any overhead cost recovery or profit on this project to date. IT sued to recover costs and profit of approximately $56,000,000.

   On December 26, 1991, the Motco Trust and Monsanto filed an answer to IT's lawsuit and asserted a counterclaim against IT. In their answers to IT's lawsuit, the Motco Trust and Monsanto denied liability to IT on the grounds that the Motco Trust had previously executed a change order addressing many of the claims and purported underlying events alleged in the lawsuit and had

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received a full release from IT regarding those matters, that IT had failed to mitigate its alleged damages, that IT had failed to manage and control its costs on the project, and that IT's lawsuit failed to state a claim upon which relief could be granted as it claimed extra-contractual compensation.


   In its counterclaim, the Motco Trust sought recovery of $27,000,000 monetary damages including all payments to third parties to complete performance of the project, all penalties or other liabilities to any governmental entity, and any related damages which occurred as a result of the breach of contract by IT which is alleged to have occurred upon the filing of the lawsuit by IT and concurrent suspension of work at the site.

   The case was tried before a jury during March and April of 1994. As a result of that trial, the jury rendered a verdict in IT's behalf wherein they found that Monsanto had breached its contract with IT, had defrauded IT and had provided IT with information which constituted a negligent misrepresentation as to the waste characteristics. The jury found that the amount of damages caused IT as a result of these acts was in the amount of $52,800,000. The jury also found that Monsanto should pay punitive damages in the amount of $28,550,000, together with attorneys' fees in the amount of approximately $2,300,000. The jury further found that IT was excused from performance and that Motco Trust should not recover on its $27,000,000 counterclaim.

   On December 14, 1994, the court ruled that IT was entitled to a judgment in the amount of $43,700,000 plus prejudgment interest and attorneys' fees.
The court's order reduced the jury's previous compensatory damage award by $9,100,000 and set aside the jury's award of $28,550,000 in punitive damages. On May 8, 1995, the court entered a final judgment in the approximate amount of $66,000,000, consisting of the $43,700,000 in compensatory damages, and $2,300,000 in attorneys' fees, plus prejudgment interest of approximately $20,000,000. The final judgment amount is subject to appeals by the parties and accrues postjudgment interest at the one-year U.S. Treasury rate (approximately 6.3%) in effect at the time of judgment from the date the judgment is entered until paid. While it is not possible to predict, the appellate process could take as long as two years.

   After consideration of the merits of the Company's position in the lawsuit and after consultations with its outside counsel, management believes that, subject to the inherent uncertainties of litigation, the Company more likely than not will recover the contract claim receivable recorded to date and prevail on Motco Trust's counterclaim. However, if this matter is resolved in an amount significantly lower than the contract claim receivable of approximately $31,000,000 recorded by IT or if the Motco Trust prevails in its counterclaim and recovers any significant amount of damages, a material adverse effect to the consolidated financial condition of the Company would result.

   Central Garden
   --------------

   On July 14, 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility.
In addition to the owner of the facility, Central and two other lessees of the finished product warehouse facility (an electrical supply company and a pharmaceutical company) incurred significant property damage and substantial loss of inventory. A total of nine lawsuits arising from the fire have now been filed and these cases have been consolidated for discovery purposes only.

   On August 2, 1992, in the first action to be filed, residents of a nearby apartment complex filed a petition for damages against the Company and Central alleging personal injuries caused by the release of hazardous and noxious materials into the atmosphere as a result of the fire. Central filed an answer, cross-claim, and third-party complaint. Central alleged, among other things, that the Company was the cause of the fire in failing to exercise proper care in the cleanup of the spill, and was responsible for the property damage, loss of contents, loss of profits and other economic injury, and expenses incurred in the cleanup. Further, Central claimed a set-off or monies due the Company for cleanup services rendered by the Company after the fire and seeks indemnity for any damages assessed against Central.
The Company responded by alleging, among other things, improper storage and handling of hazardous materials by Central. In August 1993, this case was

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remanded to state court. The Company also filed its own cross-complaint against Central for services rendered after the fire and denied responsibility for the fire, raised certain defenses, and further claimed that Central was not entitled to a set-off. The monies due the Company for services rendered to Central approximate $1,700,000 and are included in accounts receivable in the Company's consolidated balance sheets at March 31, 1995 and 1994.

   The Company believes that the allegations in the other actions arising out of the fire are substantially duplicative of each other. For example, the insurer for the electrical supply company, American Manufacturers Mutual Insurance Company, also filed a complaint against the Company, Central, the lessor and certain insurers. The owner of the adjacent pharmaceutical company, Bergen Brunswig Company, and its insurers filed suit against the Company, Central, the lessor, a construction company which built a fire wall that allegedly did not meet the building code, the manufacturer of the chemicals which were spilled and certain insurers. The lessor also filed a cross-claim and third party complaint against the Company and others in this action.

   Pursuant to a Case Management Order applicable to all of the filed cases, a schedule has been established for the completion of discovery and the submission of reports concerning damages claimed and the causation of the fire. In March 1995, pursuant to the Case Management Order, the parties propounded to each other reports concerning the types and amount of damages sought. These reports collectively claim a total of $23,000,000 from all of the defendants but do not apportion the damages claimed between the various defendants. The largest single claim is by Bergen Brunswig, which claims approximately $11,000,000, principally for lost inventory. In its report, Central claims approximately $4,400,000, including approximately $1,000,000 in damages resulting from the postponement of its initial public offering, and the $1,700,000 sought by the Company for services rendered in cleaning up after the fire. The personal injury plaintiffs claim approximately $2,400,000 in damages. In addition, most of the claimants demand punitive damages in unspecified amounts. The Company believes that certain of the claimants' damage claims are inflated and contain elements that are not legally recoverable or are not properly documented.

   While the Company is pursuing settlement of this matter, the Company is defending the actions vigorously and believes that it has meritorious challenges to some of the damages claimed and meritorious claims for contribution against some parties. Additionally, the Company believes that it is likely that it will recover from Central, by collection or set-off, on breach of contract claims for the cleanup services provided. The parties have agreed to submit the case to nonbinding mediation in October 1995.
Trial is scheduled for May 1996.   Based on discovery to date, there is a
risk that the Company will be found liable for at least some damages. If the Company is held liable for damages, there is the further risk that the Company could be held liable for punitive damages. Discovery has not been completed; the Company cannot predict the amount or range of damages for which it and/or the other parties may be found responsible.

   The Company's insurance carrier has been notified on the matter and is a defendant in one of the actions. The Company's carrier is defending the actions subject to a reservation of its rights to contest coverage at a later date. The Company previously filed a protective lawsuit seeking determination of coverage, but later agreed to a dismissal of the action in accordance with a standstill agreement with the carrier pursuant to which, subject to applicable policy limits, the carrier has agreed to fund provisionally any final judgment or settlement of the matter. However, the insurer has retained its right to challenge coverage under the policy after any such funding. If the Company settles the matter or is held liable for damages and the insurance carrier funds the settlement or judgment, the Company may face reimbursement claims by its carrier, based on assertions that the Company's policies do not cover damages resulting from the fire because of allegations that such damages are excluded pollution liabilities or punitive damages.

   In the fourth quarter of fiscal year 1995, the Company recorded a $5,300,000 charge, covering both defense and potential settlement costs, to provide for its self-insured retention under its general liability insurance coverage for the Central Garden matter. Should the cases result in a significant award of damages against the Company or payment by the Company of a significant amount in settlement, either of which is not substantially covered by the Company's insurance policies, additional litigation costs would be recorded related to the matter.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Helen Kramer Contract
   ---------------------

   On May 3, 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S. Army Corps of Engineers with regard to the Helen Kramer remediation contract, a completed project which the Company performed in joint venture. Since
August 1992, the Defense Contract Audit Agency (DCAA) has been conducting an audit of certain claims submitted by the joint venture. The Company has been informed that there is a federal civil and criminal investigation into the
claims.   In April 1995, the Company was informed that several of its joint venture partner's employees have been subpoenaed to discuss their knowledge of the matter.

   In October 1993, a shareholder of the Company alleged that the acts giving rise to the Helen Kramer investigation constituted, among other things, a waste of the Company's assets and demanded that the Company institute an action against those responsible for the alleged wrongdoing. The Audit Committee (Committee) of the Board of Directors investigated the allegations of the OIG. The Committee, acting with the assistance of outside counsel and experts, determined that there was no evidence of intentional wrongdoing or negligence by the Company or any employee. The Board approved the report of the Committee and advised counsel to the shareholder of its conclusions on September 2, 1994.

   Other
   -----

   The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

   The Company maintains a liability insurance program which includes commercial general liability, product liability, automotive liability, employers' liability, workers' compensation, all risk property coverage, contractor's pollution liability, professional errors and omissions, and directors' and officers' liability insurance coverage. A portion of the Company's commercial general liability, automotive liability and workers' compensation insurance is provided through arrangements which require the Company to indemnify the insurance carriers for all losses and expenses under the policies and to support the indemnity commitments with letters of credit.

   Environmental Impairment Liability coverage for IT's inactive treatment, storage and disposal sites located in Northern California is provided through the Company's captive insurance subsidiary, which has issued a $32,000,000 policy which meets the current requirements of both federal and state law. See Discontinued operations - Transportation, treatment and disposal for information regarding certain legal and governmental proceedings affecting the Company's treatment, storage and disposal sites.

Restructuring charge:
- --------------------

   In connection with the realignment and streamlining of the Company's organization which was initiated in the fourth quarter of fiscal year 1993, the Company incurred a pre-tax restructuring charge of $8,378,000. The restructuring charge included costs for the consolidation of facilities in the United States through office combinations or shutdowns, related asset writeoffs, severance payments to employees, and the disposition of most of the Company's European operations through either closure or sale. At March 31, 1995, most of the costs included in the restructuring charge had been paid. However, $1,500,000 of the charge ($1,800,000 at March 31, 1994)
remained to be paid, principally related to certain long-term lease obligations for facilities no longer used by the Company.

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Governmental regulation:
- -----------------------

   The Company is subject to extensive regulation by applicable federal, state and local agencies. All facets of the Company's business are conducted in the context of a rapidly changing statutory, regulatory and governmental enforcement framework and a highly visible political environment. The Company's operations must satisfy stringent laws and regulations applicable to performance. Future changes in regulations may have an adverse effect on the Company's business.

Preferred stock:
- ---------------

   In a September 1993 public offering, the Company issued 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock). The depositary shares entitle the holder to all proportional rights and preferences of the Preferred Stock, including dividend, liquidation, conversion, redemption and voting rights and preferences. The net proceeds from the issuance were $57,130,000.

   The Preferred Stock ranks as to dividends and liquidation, prior to the Company's common stock and Series A Junior Participating Cumulative
Preferred Stock, if issued. (See Stockholder Rights Plan.) The dividend per annum and liquidation preference for each share of Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the Preferred Stock and depositary shares are cumulative and payable quarterly.

   The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $5.84 per share, subject to adjustment under certain circumstances. On any dividend payment date on or after September 30, 1996, the Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Sub-ordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The Preferred Stock may be redeemed at any time on or after September 30, 1996, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

   Additionally, the Preferred Stock has a special conversion right that becomes effective in the event of certain significant transactions affecting ownership or control of the Company. In such situations, the special conversion right would, for a limited period, reduce the then prevailing conversion price to the market value of the common stock, except that the conversion right will not be reduced below $3.17 per share. Generally and with certain exceptions, the special conversion right becomes effective if
(1) a person or group acquires at least 50% of the Company's common stock,
(2) if the Company sells all or substantially all of its assets or (3) if the Company participates in a merger or consolidation in which the Company is not the surviving company or the holders of the Company's common stock immediately prior to such merger or consolidation do not hold, directly or indirectly, at least a majority of the common stock of the merger after such a transaction. The form of consideration issued (cash, securities or other property) upon the exercise of the special conversion right by a holder of Preferred Stock depends upon, among other things, the type of transaction that gives rise to the special conversion right.

   The Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the Preferred Stock is in arrears. Such voting rights will continue until such time as the dividend arrearage on the Preferred Stock has been paid in full.

                    INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock incentive plans:
- ---------------------

   The Company has a 1991 Stock Incentive Plan (1991 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of the grant. At March 31, 1995, the maximum number of shares of the Company's common stock that may be issued pursuant to awards that have not yet been granted under the 1991 Plan is 574,390. At April 1 of each fiscal year, the maximum number of shares available for award under the 1991 Plan will be increased by an amount which represents 2% of the number of shares of the Company's common stock which are issued and outstanding at that date. Beginning in fiscal year 1994, options were granted under the 1991 Plan, which expires in fiscal year 1996.

   The Company also had a 1983 Stock Incentive Plan (1983 Plan) which provided for the granting of incentive and non-qualified stock options and stock appreciation rights and the issuance of restricted common stock. Options granted under the 1983 Plan and outstanding at March 31, 1995 will expire at various dates through July 3, 2003. No stock appreciation rights were granted under the 1983 Plan. No shares are available for grant under the 1983 Plan, which expired in September 1993.

   Changes in the number of shares represented by outstanding options under the 1991 Plan and the 1983 Plan during the fiscal years ended March 31, 1995, 1994 and 1993 are summarized as follows:

                                                    Year ended March 31,
                                               -----------------------------
                                               1995          1994       1993
                                               ----          ----       ----
   Outstanding at beginning
    of  year                                 3,187,019    2,787,152   2,640,578

   Options granted
    (1995, $2.50 - $3.625 per share;
    1994, $3.125 - $5.875 per share;
    1993, $4.875 - $7.00 per share)          1,453,605    1,007,200    797,500

   Options exercised
    (1995, $2.875 per share;
    1994, $2.75 - $4.625 per share;
    1993, $3.00 - $5.50 per share)             (10,060)    (170,583)  (239,539)

   Options expired and forfeited            (1,388,061)    (436,750)  (411,387)
                                             ---------    ---------  ---------

   Outstanding at end of year (1995,
    $2.50 - $8.188 per share)                3,242,503    3,187,019  2,787,152
                                             =========    =========  =========

   Vested options                            1,392,422    1,484,947  1,390,574
                                             =========    =========  =========

Stockholder Rights Plan:
- -----------------------

   On December 14, 1989, the Company adopted a Stockholder Rights Plan (the Rights Plan), pursuant to which the Company distributed one stock purchase right (a Right) with respect to each share of common stock outstanding on the December 26, 1989 record date. The Rights Plan provides that in the event that any person becomes the beneficial owner of 20% or more of the outstanding shares of common stock (a 20% Stockholder) or commences a tender offer or exchange offer, the consummation of which would cause such person to become a 20% Stockholder, each Right will entitle the holder (other than a 20% Stockholder) to purchase, at any time on or after the tenth business day

                    INTERNATIONAL TECHNOLOGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following the date of such event, at the then-current exercise price
(initially $35), one two-thousand-five-hundredth of a share of Series A
Junior Participating Cumulative Preferred Stock, par value $100, of the
Company, which one two-thousand-five-hundredth of a share is designed to have a value approximately equal to the value of one share of common stock. In the event that any person becomes a 20% Stockholder, each previously unexercised Right will entitle the holder (other than the 20% to purchase, at any time on or after the tenth business day following the date of such event, shares of common stock having a market value equal to two times the then-current exercise price. In the event that, at any time on or after the date that a person becomes a 20% Stockholder, the Company is merged into another corporation or 50% or more of the Company's assets are sold, then each previously unexercised Right will entitle the holder (other than the 20% Stockholder) to purchase, at any time on or after such date, shares of common stock of the acquiring corporation having a market value equal to two times the exercise price. In connection with the Rights Plan, the Company has designated 40,000 shares of its authorized preferred stock as Series A Junior Participating Cumulative Preferred Stock. The Rights do not have voting rights and are not entitled to dividends.

   The Rights may be redeemed by the Company at a price of $.01 per Right at any time until they become exercisable to purchase common stock of the Company or another corporation. The Company may redeem the Rights only with the concurrence of a majority (but not less than three) of the independent directors.

   The Rights Plan, as adopted, provided that the Rights expired on December 14, 1999. On April 6, 1995, the Board of Directors approved an amendment to the Rights Plan which was subsequently executed, providing that the Rights shall expire on September 7, 1995.

Shareholder class action lawsuit:
- --------------------------------

   In fiscal year 1994, 1,872,759 shares of common stock valued at $6,350,000 were issued in settlement of a class action lawsuit alleging certain securities law violations emanating from a 1987 offering of common stock. A charge of $7,300,000 was taken to other expense in the consolidated statement of operations in fiscal year 1993 to provide for this settlement and related expenses.

Major customers:
- ---------------

   A total of 63%, 53% and 45% of the Company's revenues during fiscal years 1995, 1994 and 1993, respectively, were from federal governmental agencies, primarily the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE). In fiscal years 1995, 1994 and 1993, the DOD provided 47%,
33% and 19%, respectively, of the Company's revenues. The DOE provided 12%, 15% and 16% of the Company's revenues during fiscal years 1995, 1994 and 1993, respectively.

Employee benefit plans:
- ----------------------

   The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company funds current costs as accrued, and there are no unfunded vested benefits. The Plan requires a minimum annual Company contribution of 4% and allows a maximum contribution of up to 8% of participants' eligible compensation up to $150,000, $235,840 and $228,860 for fiscal years 1995, 1994 and 1993, respectively. In fiscal year 1995, 5% of participants' eligible compensation was contributed to the Plan. In each of fiscal years 1993 and 1994, 4% of participants' eligible compensation was contributed to the Plan.

   Pension and profit sharing expense was $4,081,000, $3,987,000 and $3,580,000 for fiscal years 1995, 1994 and 1993, respectively.

   The Company presently provides certain health care benefits for retirees who are over age 60 and have completed a specified number of years of service. In fiscal year 1995, the Company contributed approximately $20,000 toward these benefits. Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which became effective for the Company in fiscal year 1994, requires accrual, during the years that the employee renders the necessary service, of the expected cost of providing these benefits to an employee and the employee's covered dependents. Under SFAS No. 106, the Company is recognizing its Accumulated Postretirement Benefit Obligation (APBO or Transition Obligation) of $733,000 on a delayed basis as a component of net periodic postretirement benefit cost and will amortize this cost over 20 years. Annual total expense for postretirement benefits under SFAS No. 106 including amortization of the APBO in fiscal year 1995 was $220,000.

Quarterly results of operations (In thousands, except per share data)
- --------------------------------------------------------------------
(unaudited):
- -----------
                                      First     Second      Third      Fourth
                                     quarter    quarter    quarter    quarter
                                     -------    -------    -------    -------

1995:
  Revenues.......................   $108,568    $102,509   $102,403   $110,492
  Gross margin...................     15,918      16,428     16,689     12,881
  Income (loss) from
    continuing operations........     (6,286)      2,891      2,681     (2,966)
  Loss from discontinued
    operations...................          -           -          -    (10,603)
  Net income (loss) applicable
    to common stock..............      (7,336)      1,841     1,631    (14,619)
  Net income (loss) per share:
    Continuing operations
     (net of preferred stock
     dividends)..................    $   (.21)    $   .05   $   .05    $  (.11)
    Discontinued operations......           -           -         -       (.30)
                                      -------      ------    ------     ------
                                     $   (.21)    $   .05   $   .05    $  (.41)
                                      =======      ======    ======     =======

  1994:
   Revenues......................    $102,549     $100,665  $ 92,524   $97,065
   Gross margin..................      17,249       16,319    13,380    11,239

   Income (loss) from continuing
     operations..................       1,962        1,692       726    (5,486)
   Net income (loss) applicable
     to common stock.............       1,962        1,657      (324)   (6,536)
   Income (loss) from continuing
     operations per share
     (net of preferred stock
     dividends)                       $   .06      $   .05    $ (.01)  $  (.19)
                                       ======       ======     =====    ======

     Beginning with the second quarter of fiscal year 1994, net income (loss) applicable to common stock represents net income (loss) after preferred dividends on the Company's 7% Cumulative Convertible Exchangeable Preferred Stock. (See Preferred stock.)

   In the fourth quarter of fiscal year 1995, the Company accrued a $2,700,000 ($.08 per share) after tax provision for anticipated costs related to certain class action shareholder litigation. In addition, the results of continuing operations were impacted by an approximate $3,800,000 ($.10 per share) after tax charge to provide for anticipated costs related to certain other major litigation. (See Commitments and contingencies.)

   In the first quarter of fiscal year 1995, the Company recorded an approximate $8,000,000 ($.23 per share) after tax charge for integration related to the formation of Quanterra. (See Quanterra).

   In the fourth quarter of fiscal year 1994, the Company recorded a $3,000,000 ($.09 per share ) after tax provision related to the actuarially determined value of contractual retirement benefits to be provided to its former Chairman and Chief Executive Officer. (See Summary of significant accounting policies - Accrued contractual retirement benefits.) In addition, the Company wrote off its investment in a planned treatment facility in the U.K. in the amount of $1,600,000 ($.05 per share) after tax in the fourth quarter of fiscal year 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There were none.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The section entitled "Election of Directors" in the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for September 7, 1995 (the Proxy Statement) is incorporated herein by reference. See also "Executive Officers of the Company" in Part I of this report for certain information concerning the Company's executive officers.


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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

Separate Financial Statements of Subsidiaries not Consolidated and Fifty Percent Owned Persons

   Quanterra Inc. Financial Statements - December 31, 1994 and June 28, 1994

Exhibits
- --------

   These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit No.                    Description
      ----------                     -----------

          2          Omitted - Inapplicable.

          3(i) Certificate of Incorporation of the registrant as amended by Amendment to Certificate of Incorporation filed September 17, 1987, with Delaware Secretary of State.(2)

          3(ii) Bylaws of the registrant as amended through June 2, 1994.(11)

          4(i)       1.  Rights Agreement dated as of December 14, 1989 by and
                         between International Technology Corporation and Bank of America National Trust and Savings Association, as
                         Rights Agent.(9)

                     2.  Amendment No. 1 to Rights Agreement.(9)

                     3. Amendment dated as of April 6, 1995 to Rights Agreement.(3)

                     4. Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, $100 par value.(8)

                     5. Certificate of Amendment of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, $100 par value.(9)

                     6. Certificate of Designations with respect to the registrant's 7% Cumulative Convertible Exchangeable Preferred Stock, $100 par value.(9)

          4(ii)      1.  Indenture dated as of June 15, 1986 between
                         International Technology Corporation and
                         Continental Illinois National Bank and Trust Company of Chicago relating to the Company's 9 3/8%
                         Senior Notes due 1996.(1)

                     2. Indenture for the registrant's 7% Convertible Subordinated Debentures Due 2008.(9)

          9          Omitted - Inapplicable.

          10(ii)      1.   Secured Loan Agreement dated as of April 20, 1990
                           among the registrant, IT Corporation and Household
                           Commercial of California, Inc.(5)

                      2. First Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 16, 1992.(9)

      Exhibit No.               Description
      -----------               -----------

                       3. Second Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 28, 1993.(9)

                       4. Third Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of November 11, 1993.(11)

                       5. Fourth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of February 11, 1994.(11)

                       6. Fifth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as as assignee of Household Commercial of California, Inc. dated as of March 31, 1994.(11)

                       7. Sixth Amendment to Secured Loan Agreement among the registrant, IT Corporation, Household Bank, f.s.b. as assignee of Household Commercial of California, Inc. dated as of June 28, 1994.(11)

                       8. Syndicated Credit Agreement dated as of August 27, 1991 among the registrant, IT Corporation and Bank of America National Trust and Savings Association, as agent for the bank group.(7)

                       9. First Amendment to Credit Agreement and Waiver among the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 19, 1992.(9)

                       10. Second Amendment to Credit Agreement and Waiver among
                           the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 28, 1993.(9)

                       11. Third Amendment to Credit Agreement and Waiver among
                           the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of March 24, 1994.(11)

                       12. Fourth Amendment to Credit Agreement and Waiver among
                           the registrant, IT Corporation, Bank of America National Trust and Savings Association and certain other signatory banks, dated as of June 24, 1994.
                           (11)

                       13. Fifth Amendment to Credit Agreement and Waiver among
                           the registrant, IT Corporation, Bank Savings
                           Association and certain other signatory banks, dated as of September 30, 1994.

                       14. Sixth Amendment to Credit Agreement and Waiver among
                           the registrant, IT Corporation, Bank of America Savings Association and certain other signatory banks, dated as of May 15, 1995.

                       15. Asset Transfer Agreement among MetPath Inc., the
                           registrant and IT Corporation dated as of May 2, 1994.(11)

                       16. Securities Acquisition Agreement between the
                           registrant and MetPath Inc. dated as of May 2, 1994.
                           (11)

      Exhibit No.                 Description
      ----------                  -----------

                       17. Shareholders' Agreement between the registrant, IT
                           Corporation, Quanterra Incorporated and MetPath Inc. dated as of June 28, 1994.

                       18. Equity Investors' Undertaking, dated June 28, 1994,
                           from MetPath, Inc., the Company and IT Corporation in favor of Quanterra Incorporated, Citibank, N.A., Citicorp USA, Inc. and others.

                       19. Portions of Amendment and Waiver, dated June 27,
                           1995, amending Section 2(a) of the Equity
                           Investors's Undertaking, dated June 28, 1994, by and among Corning Life Sciences, Inc. (formerly MetPath, Inc.), the Company and IT Corporation, Quanterra Incorporated, Citibank, N.A., Citicorp USA, Inc., and others.

          10(iii)      1.  Non-Employee Directors' Retirement Plan, as amended
                           and restated June 2, 1994.(10)

                       2. Description of the Special Turn-a-Round Plan (Fiscal Year 1995 Management Incentive Plan) of the registrant.(10)(11)

                       3.  1983 Stock Incentive Plan, as amended.(8)(10)

                       4.  Retirement Plan of IT, 1993 Restatement.(10)

                       5. Form of Severance Benefit Agreement between the registrant and certain officers of the registrant.
                           (5)(10)

                       6.  1991 Stock Incentive Plan.(6)(10)

                       7. Agreement dated July 14, 1992 between Robert B. Sheh and the registrant.(8)(10)

                       8. Agreement dated November 4, 1993 between Larry M. Hart and the registrant.(10)(11)

                       9. Agreements dated November 5, 1993 between E. Brian Smith and the registrant.(10)(11)

                       10. Retirement Agreement dated March 3, 1994 between
                           Murray H. Hutchison and the registrant.(10)(11)

                       11. First Amendment dated January 6, 1995 to the
                           Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the registrant.(10)(12)

         11            1.  Computation of Per Share Earnings for the three years
                           ended March 31, 1995.

         12            Omitted - Inapplicable.

         13            Omitted - Inapplicable.

         16            Omitted - Inapplicable.

         18            Omitted - Inapplicable.

         21            1.  List of the registrant's subsidiaries.

         22            Omitted - Inapplicable.

         23            Consent of Ernst & Young LLP, Independent Auditors.

         24            Omitted - Inapplicable.

      Exhibit No.           Description
      ----------            ------------

         27            1. Financial Data Schedule for the year ended March 31,
                          1995.

                       2. Financial Data Schedule for the quarter ended
                          March 31, 1995.

         28            Omitted - Inapplicable.

         99            Omitted - Inapplicable.
  __________
  (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-l (No. 33-6310) and incorporated herein by reference.
  (2) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual Report on Form 10-K for the year ended March 31, 1988 and incorporated herein by reference.
  (3) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Form 8-K dated May 2, 1995 and incorporated herein by reference.
  (4) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.
  (5) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Amended Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference.
  (6) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-8 (No. 33-52974) and incorporated herein by reference.
  (7) Previously filed with the Securities and Exchange Commission as an Exhibit to registrant's Form 8-K dated September 4, 1991 and incorporated herein by reference.
  (8) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.
  (9) Previously filed with the Securities and Exchange Commission as an Exhibit to registrant's Registration Statement on Form S-3 (No. 33-65988) and incorporated herein by reference.
  (10) Filed as a management compensation plan or arrangement per Item 14(a)(3) of the Securities Exchange Act.
  (11) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.
  (12) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Quanterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

Reports on Form 8-K
- -------------------

No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, California on the 29th day of June 1995.


                                             INTERNATIONAL TECHNOLOGY
                                             CORPORATION


                                             By  /s/ ROBERT B. SHEH
                                                 --------------
                                                  Robert B. Sheh
                                                  President and Chief
                                                  Executive
                                                  Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ E. MARTIN GIBSON
- ------------------------
E. Martin Gibson              Chairman of the Board of    June 29, 1995
                                Directors




/s/ ROBERT B. SHEH
- ------------------------                                  June 29, 1995
Robert B. Sheh                Director, President and
                                Chief Executive Officer




/s/ DONALD S. BURNS
- ------------------------
Donald S. Burns               Director                    June 29, 1995




/s/ RALPH S. CUNNINGHAM
- ------------------------
Ralph S. Cunningham           Director                    June 29, 1995




/s/ JOHN H. HUTCHISON         Director                    June 29, 1995
- ------------------------
John H. Hutchison




/s/ MURRAY H. HUTCHISON
- ------------------------
Murray H. Hutchison           Director                    June 29, 1995

/s/ W. SCOTT MARTIN
- ------------------------
W. Scott Martin               Director                    June 29, 1995



/s/ JAMES C. MCGILL
- ------------------------
James C. McGill               Director                    June 29, 1995




/s/ JACK O. VANCE
- ------------------------
Jack O. Vance                 Director                    June 29, 1995




/s/ ANTHONY J. DELUCA
- -----------------------
Anthony J. DeLuca             Senior Vice President       June 29, 1995
                              and Chief Financial Officer
                              (Principal Financial Officer)


/s/ PHILIP H. OCKELMANN                                   June 29, 1995
- -------------------------
Philip H. Ockelmann           Vice President, Treasurer
                              and Controller
                              (Principal Accounting
                              Officer)

                INTERNATIONAL TECHNOLOGY CORPORATION
          Schedule II -- Valuation and qualifying accounts
                           (In thousands)




                           Balance at   Provision    Accounts           Balance
                           beginning     charged     written             at end
                           of period    to income      off    Other (1)  of period
                           ---------    ---------    -------  ---------  ---------
Year ended March 31, 1995:
     Allowance for doubtful
       accounts............  $ 3,183     $ 1,501     $(1,281)  $   (296)   $ 3,107
     Valuation allowance for
       deferred tax asset... $13,519     $  (869)(2) $     -   $      -    $12,650

Year ended March 31, 1994:
     Allowance for doubtful
       accounts............  $ 3,011     $   846     $  (674)  $       -   $ 3,183
     Valuation allowance for
       deferred tax asset..  $10,119     $ 3,400     $     -   $       -   $13,519

Year ended March 31, 1993:
     Allowance for doubtful
       accounts............  $ 4,114     $ 1,307     $(2,410)   $      -   $ 3,011
     Valuation allowance for
       deferred tax asset..  $ 7,700     $ 2,419     $     -    $      -   $10,119



(1) Represents allowance for doubtful accounts at June 28, 1994 for receivables transferred to Quanterra, an environmental analytical services company which is jointly owned by IT and an affiliate of Corning Incorporated. (See Notes to Consolidated Financial Statements - Quanterra.)

(2)  Represents benefit for income taxes.

                                                                   Exhibit 11.1

                INTERNATIONAL TECHNOLOGY CORPORATION
                 COMPUTATION OF PER SHARE EARNINGS
               (In thousands, except per share data)


                                                     Year ended March 31,
                                                ------------------------------
                                                1995         1994         1993
                                                ----         ----         ----

Primary earnings per share:

     Loss from continuing operations.........  $ (3,680)  $ (1,106)  $ (2,082)
     Discontinued operations
       (net of income taxes):
         Loss from disposition:
         Pollution control manufacturing......         -          -     (3,809)
         Transportation, treatment and
           disposal ..........................   (10,603)         -     (6,800)
                                                 -------    -------    -------
     Loss before cumulative effect of
       change in accounting for income taxes..   (14,283)    (1,106)   (12,691)
     Cumulative effect of change in accounting
       for income taxes.......................         -          -     13,000
                                                 -------    -------    -------
     Net income (loss)........................   (14,283)    (1,106)       309
     Less preferred stock dividends...........    (4,200)    (2,135)         -
                                                 -------    -------    -------
Net income (loss) applicable to
  common stock................................  $(18,483)  $ (3,241)  $    309
                                                 =======    =======    =======

     Average number of common shares
       outstanding............................    35,474      33,484    33,058
     Average common equivalent shares from stock
      options computed on the treasury stock
      method using average market prices......        83          24       180
     Average number of common shares to
       be issued..............................         -        1,254      292
                                                 -------      -------  -------
Shares used in computation....................    35,557       34,762   33,530
                                                 =======      =======  =======

Net income (loss) per share:
     Continuing operations (net of
        preferred stock dividends)............   $  (.22)    $   (.09) $  (.06)
     Discontinued operations:
        From disposition......................      (.30)           -     (.32)
                                                  ------      -------   ------
                                                    (.52)        (.09)    (.38)
     Cumulative effect of change in accounting
      for income taxes........................         -            -      .39
                                                  ------      -------   ------
Net income (loss) per share...................   $  (.52)    $   (.09) $   .01
                                                  ======      =======   ======

- -----------------------

Fully diluted earnings per share result in less than 3% dilution and therefore are not presented.

                                                            Exhibit 21.1

               INTERNATIONAL TECHNOLOGY CORPORATION

                    LIST OF SUBSIDIARY COMPANIES



ISOBAR, Inc.
IT Corporation
IT Environmental Programs, Inc.
IT Environmental Services, Inc.
IT Hanford, Inc.
IT Italia, s.r.l.
IT Tulsa Holdings, Inc. (formerly IT-McGill Pollution Control Systems, Inc.) International Technology Corporation of Delaware
International Technology Europe PLC
McKittrick Mud Company, Inc.
Princeton Aqua Science
Underground Resource Management, Inc.
Universal Professional Insurance Company
IT Corporacion de Mexico, S.A. de C.V.
IT Corporation Limited (formerly IT-McGill Limited)
IT Europe Pollution Control Engineering, Ltd. (formerly IT-McGill Pollution Control Systems, Ltd.)
IT International Holdings, Inc.
IT International Technology Espana, S.A.
IT International Technology Deutschland GmbH

                                                               EXHIBIT 23




       CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8; No. 2-95647 and No. 33-11486) and in the related Prospectuses pertaining to the International Technology Corporation 1983 Stock Incentive Plan, in the Registration Statement (Form S-3; No. 33-24040) of
International Technology Corporation and in the related Prospectus, and in the Registration Statement (Form S-8; No. 33-52974) and in the related Prospectus pertaining to the International Technology Corporation 1991 Stock Option Plan of our report dated May 17, 1995 with respect to the consolidated financial statements and schedule of International Technology Corporation included in this Annual Report (Form 10-K) for the year ended March 31, 1995.





                                            ERNST & YOUNG LLP
  Los Angeles, California
  June 29, 1995