Form 10-Q
period 1995-06-30
INTERNATIONAL TECHNOLOGY CORP
filed 1995-08-14
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       --------------------
                            FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995
                                OR

   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________
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

At July 31, 1995 the registrant had issued and outstanding an aggregate of 35,785,823 shares of its common stock.

                       INTERNATIONAL TECHNOLOGY CORPORATION

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1995




PART I.   FINANCIAL INFORMATION
                                                            Page

  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           as of June 30, 1995 (unaudited) and
           March 31, 1995.                                             3

           Condensed Consolidated Statements of Operations
           for the First Fiscal Quarters Ended June 30, 1995
           and 1994 (unaudited).                                       4

           Condensed Consolidated Statements of Cash Flows
           for the First Fiscal Quarters Ended June 30, 1995
           and 1994 (unaudited).                                       5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                   6-7

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition.           8-16


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                         17

  Item 6.  Exhibits and Reports on Form 8-K.                          18

           Signature.                                                 19

                                        PART I

Item 1.   Financial Statements.

                         INTERNATIONAL TECHNOLOGY CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,           March 31,
                                                    1995               1995
                                                  --------           --------
                                                (Unaudited)
                                                        (In thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents                            $   7,065     $   6,547
  Receivables, net                                       139,847       137,896
  Prepaid expenses and other current assets                6,167         5,630
  Deferred income taxes                                   14,600        14,600
                                                         -------       -------
     Total current assets                                167,679       164,673
                                                         -------       -------
Property, plant and equipment, at cost:
  Land and land improvements                               1,766         1,766
  Buildings and leasehold improvements                    10,947         9,561
  Machinery and equipment                                141,833       140,800
                                                         -------       -------
                                                         154,546       152,127
     Less accumulated depreciation and amortization       85,709        82,324
                                                         -------       -------
       Net property, plant and equipment                  68,837        69,803
                                                         -------       -------
Construction-in-progress                                   1,846         2,381
Investment in Quanterra                                   35,361        36,316
Other assets                                              45,789        47,274
Long-term assets of discontinued operations               41,705        41,705
                                                         -------       -------
  Total assets                                         $ 361,217     $ 362,152
                                                         =======       =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  29,636     $  28,823
  Accrued liabilities                                     42,655        42,660
  Billings in excess of revenues                           2,155         3,977
  Short-term debt, including current portion of
    long-term debt                                           285         1,154
  Net current liabilities of discontinued operations      14,637        14,221
                                                         -------       -------
     Total current liabilities                            89,368        90,835
                                                         -------       -------
Long-term debt                                            83,125        80,189
Long-term accrued liabilities of discontinued
  operations                                              36,542        39,480
Other long-term accrued liabilities                        5,556         5,727
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value; 180,000
   shares authorized; 24,000 shares
   issued and outstanding                                  2,400         2,400
  Common stock, $1 par value; 100,000,000 shares
    authorized; 35,787,001 shares issued at
    June 30, 1995, and 35,737,313 shares issued
    and outstanding at March 31, 1995                     35,787        35,737
  Additional paid-in capital                             172,237       172,137
  Treasury stock, at cost (233,920 shares
    at June 30, 1995)                                       (740)            -
  Deficit                                                (63,058)      (64,353)
                                                         -------       -------
     Total stockholders' equity                          146,626       145,921
                                                         -------       -------
  Total liabilities and stockholders' equity           $ 361,217     $ 362,152
                                                         =======       =======

                             See accompanying notes.

                         INTERNATIONAL TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                    First fiscal quarter ended
                                                             June 30,
                                                    --------------------------
                                                      1995               1994
                                                     ------             ------
                                                             (Unaudited)

Revenues                                           $ 100,292         $ 108,568
Cost and expenses:
   Cost of revenues                                   83,348            92,650
   Selling, general and administrative expenses       10,023            11,471
                                                     -------           -------
Operating income                                       6,921             4,447
Equity in net loss of Quanterra, including
   integration charge in 1994                            955             9,264
Interest, net                                          1,991             1,469
                                                     -------           -------
Income (loss) before income taxes                      3,975            (6,286)
Provision for income taxes                             1,630                 -
                                                     -------           -------
Net income (loss)                                      2,345            (6,286)
Less preferred stock dividends                         1,050             1,050
                                                     -------           -------
Net income (loss) applicable to common stock       $   1,295         $  (7,336)
                                                     =======           =======
Net income (loss) per share                        $     .04         $    (.21)
                                                     =======           =======

                         See accompanying notes.

                    INTERNATIONAL TECHNOLOGY CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                    First fiscal quarter ended
                                                              June 30,
                                                    --------------------------
                                                      1995               1994
                                                     ------             ------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                 $  2,345          $ (6,286)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Equity in net loss of Quanterra                    955                 -
      Integration charge related to the
        formation of Quanterra                             -             9,264
      Depreciation and amortization                    3,874             5,671
      Deferred income taxes                            1,554              (165)
  Changes in assets and liabilities, net of effects
    from acquisitions and dispositions of businesses:
       Increase in receivables, net                   (1,951)          (17,809)
       Increase in prepaid expenses and other
         current assets                                 (537)           (1,005)
       Increase in accounts payable                      813             6,246
       (Decrease) increase in accrued liabilities         (5)            4,635
       Decrease in billings in excess of revenues     (1,822)              (76)
       Decrease in other long-term accrued
         liabilities                                    (171)             (104)
                                                     -------           -------
  Net cash provided by operating activities            5,055               371
                                                     -------           -------
Cash flows from investing activities:
  Capital expenditures                                (1,868)           (4,716)
  Investment in Quanterra                                  -            (1,208)
  Other, net                                            (574)              392
  Investment activities of transportation,
    treatment and disposal
    discontinued operations                           (2,522)           (2,726)
                                                     -------           -------
 Net cash used for investing activities               (4,964)           (8,258)
                                                     -------           -------
Cash flows from financing activities:
  Repayments of long-term borrowings                 (10,933)           (6,204)
  Long-term borrowings                                13,000            13,000
  Dividends paid on preferred stock                   (1,050)           (1,050)
  Purchase of treasury shares                           (740)                -
  Issuances of common stock                              150                 -
                                                     -------           -------
  Net cash provided by financing activities              427             5,746
                                                     -------           -------
Net increase (decrease) in cash and
   cash equivalents                                      518            (2,141)
Cash and cash equivalents at beginning of period       6,547            10,646
                                                     -------           -------
Cash and cash equivalents at end of period          $  7,065         $   8,505
                                                     =======           =======
                     See accompanying notes.

                   INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the quarter ended June 30, 1995, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

     These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. The results of operations for the quarter ended June 30, 1995 are not necessarily indicative of the results for the full fiscal year.

2. The Company acquired 233,920 shares of treasury stock during the quarter ended June 30, 1995. Most of these shares were issued to various employees on July 5, 1995, pursuant to an incentive compensation program of the Company.

3. For the quarter ended June 30, 1995, the Company had an effective income tax rate of 41%, which exceeds the 34% federal statutory rate primarily due to nondeductible expenses and state income taxes. In the corresponding first quarter of the prior fiscal year, the Company recorded no income tax benefit against its pre-tax loss due to the partial nondeductibility of the integration charge recorded by the Company.

4.   Net income (loss) per common share is computed by dividing net income
     (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

           Three months ended         Average common and common
                June 30,            equivalent shares outstanding
           ------------------       -----------------------------
                  1995                       35,758,245
                  1994                       35,256,552

      Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

5. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of June 30, 1995, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, at December 31, 1987, the Company recorded a provision for loss on disposition of amount of $110,069,000, net of income tax benefit of $24,202,00, which included the estimated net net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets.
      At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions.
      At March 31, 1995, the Company recorded an increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for estimated increased costs resulting from additional delays in the regulatory approval process at the Company's

                       INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

      inactive disposal sites in Northern California and and additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a potentially responsible party (PRP). At June 30, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $51,179,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

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

6. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Current developments are discussed in Part II of this filing.

7. Unbilled receivables of $20,588,000 at June 30, 1995 ($20,869,000 at March 31, 1995) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

      Included in unbilled receivables at June 30, and March 31, 1995 are approximately $8,000,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation.

8. Noncurrent other assets at June 30 and March 31, 1995 include a claim amount of approximately $31,000,000 representing direct costs incurred in excess of those recovered under the Motco Site Trust Fund contract, a major fixed-price remediation contract. On December 4, 1991, the Company announced the suspension of work on the Motco project, the cleanup of a Superfund site in Texas, and the filing of a $56,000,000 breach of contract lawsuit against the Motco Trust, the PRP group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group. In May 1995, a federal court judge issued a judgment in favor of IT in the amount of approximately $66,000,000 including interest, subject to appeal by both parties. On August 1, 1995, the Company announced that it had settled this lawsuit for $41,100,000. Such settlement proceeds were received on August 7, 1995 and used principally to pay down all outstanding borrowings against the Company's bank line of credit. The Company announced that the settlement will result in a gain of approximately $400,000, or $.01 per share, net of $8,200,000 of costs related to certain incineration equipment (Hybrid Thermal Treatment System
      (HTTS)) specially constructed for the Motco project which has been idle since ceasing work on the project, legal and other expenses and taxes.
      The gain will be recorded in the Company's second fiscal quarter ending September 29, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

                 FOR QUARTER ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

Overview
--------

The Company operates in one industry segment and provides a broad range of environmental management services to clients principally in the United States. The Company's principal strategy is to market its services on a full-service basis. There are operating and economic synergies between its service areas, as they are complementary and often used in combination.

Prior to the June 1994 formation of Quanterra (see Equity in Net Loss of Quanterra), the Company was organized into three business areas, Environmental Services, Construction and Remediation, and Analytical Services. Subsequent to June 1994, the Company operated in the first two of these business areas. Effective April 1, 1995, the Company implemented organizational structure changes in an effort to deliver more cost-effective services to clients. The Company's operations are now principally managed under a structure consisting of three regions with full-service capabilities. Each region has its own technical, project management, sales and administrative support functions.
The Construction and Remediation group's project management capabilities and related infrastructure have been integrated throughout the Company to strengthen project execution skills and enhance client service on a company-wide basis. Accordingly, IT offers all of its services in each region in which it operates.

Revenues
--------

Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services area revenue historically was derived from the Company's other operations, additional revenue now is being recorded in these operational areas related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding prior year Analytical Services revenues other than those provided to the Company's other operations, revenues for the first quarter of fiscal year 1996 were at the same level as the corresponding period of the prior fiscal year. Project work on major governmental programs increased, which offset the impact of the flat commercial market.

Due to its technical expertise, project management experience and full-service capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Resource Conservation and Recovery Act (RCRA) projects. The Company's governmental contracts are often multi-year but can generally be canceled, delayed or modified at the sole option of the client. Additionally, government contracts are typically subject to annual funding limitations and public sector budgeting constraints. The major contracts with federal government agencies typically involve a competitive bidding process pursuant to federal procurement policies involving several bidders and result in a period of contract negotiation after a successful bidder is selected. Although the Company generally serves as the prime contractor on its contracts or as a part of a joint venture which is a prime contractor, the Company serves as a subcontractor to other prime contractors on some federal government programs. As has recently become typical in the industry, the Company has entered into joint venture or teaming arrangements with competitors when bidding on certain of the largest, most complex contracts with federal governmental agencies, in order to provide the increased work force capacity and breadth of technical expertise required for the project.

The following table shows, for the fiscal quarters ended June 30, 1995 and 1994, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues, including Analytical Services through June 1994:

                   INTERNATIONAL TECHNOLOGY CORPORATION

                                                             Fiscal quarter
                                                             ended June 30,
                                                           -------------------
  Source                                                   1995           1994
  ------                                                   ----           ----

  Federal government:
     U.S. Department of Defense (DOD) . . . . .             52%             36%
     U.S. Department of Energy (DOE). . . . . .             10              14
     Other federal agencies . . . . . . . . . .              4               2
                                                          ----            ----
                                                            66              52

  State and local governments . . . . . . . . .              4              15
                                                          ----            ----
  Total . . . . . . . . . . . . . . . . . . . .             70%             67%
                                                          ====            ====

Revenues from the DOD increased significantly primarily due to work performed on tasks issued under the Company's major indefinite delivery order programs, several of which were awarded in the prior year. The Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action type of work. Revenues from the state and local government contracts declined, primarily due to the wind-up late in fiscal year 1995 of the Sikes Disposal Pits contract, performed for the Texas Natural Resources Conservation Commission.

The Company cannot predict the impact upon the Company of the failure, to-date, of Congress to reauthorize CERCLA, or of the many legislative and regulatory changes proposed since the November 1994 elections. Delays in the reauthorization of CERCLA may adversely impact the environmental industry in which the Company participates. Failure of Congress to reauthorize CERCLA, or substantial changes in or uncertainty concerning the details of the legislation, cleanup standards, and remedy selection (such as proposed changes that would change CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment), may result in project delays and/or the failure of clients to initiate or proceed with projects. Additionally, reductions in current and future environmental restoration budgets may adversely affect future government contracting opportunities and funding of the Company's backlog (see below). The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The currently contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

A significant portion of IT's revenues continue to be derived from large, complex thermal remediation contracts utilizing the Company's HTTS incineration technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. The U.S. Environmental Protection Agency (USEPA) has adopted a strategy of favoring waste minimization over combustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-base or on-site. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. At June 30, 1995, IT's HTTS equipment had a net book value of approximately $27,000,000; however, in the quarter ending September 29, 1995, the Company will reduce this amount by $8,200,000 of costs related to equipment specially constructed for the Motco project which has been idle since ceasing work on the project (see Note 8 to Condensed Consolidated Financial Statements).

                    INTERNATIONAL TECHNOLOGY CORPORATION

The Company's total contract backlog at June 30, 1995 was approximately $1,175,000,000 including approximately $720,000,000 of future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery programs which provide for a general undefined scope of work. Revenues from backlog and indefinite delivery order contracts are expected to be earned over the next one to five years.

Gross Margin
------------

Gross margin percentage for the first quarter of fiscal year 1996 increased to 16.9% of revenues from 14.7% of revenues for the corresponding period of the prior fiscal year primarily because of higher productivity resulting from improved labor utilization and the cessation of reporting the low-margin Analytical Services revenues in the consolidated revenues. During the first fiscal quarter ended June 30, 1994, Analytical Services generated a gross margin percentage of only 3.1% due to competitive market conditions as well as operational inefficiencies experienced related to the planned start-up of Quanterra. Excluding Analytical Services, gross margin in last year's first quarter was 16.2%.

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ended June 30, 1995, selling, general and administrative expenses represented 10.0% of revenues. This level compares favorably to the related 10.6% of revenues reported for the corresponding period of the prior fiscal year as a result of continued management attention to expenses. Beginning with the second quarter of the prior fiscal year, the Company experienced a decline in selling, general and administrative expenses as approximately $5,000,000 of annual expenses were eliminated or transferred from the Company upon the formation of Quanterra.

Equity in Net Loss of Quanterra
-------------------------------

In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). IT's 50 percent investment in Quanterra is accounted for under the equity method. An integration plan was implemented in the early stages of Quanterra's operations. The plan included consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. IT reported a pre-tax charge of $9,264,000 related to the integration in its operating results for the quarter ended June 30, 1994. Although the implementation of the integration plan has resulted in operational efficiencies and cost reductions, the environmental laboratory business continues to be faced with excess capacity and intense price competition. Consequently, in the quarter ended June 30, 1995, the Company reported equity in net loss of Quanterra of $955,000, continuing a trend of losses which have occurred for the past several quarters. Although this current trend is expected to continue for the next several quarters, there are operating and strategic activities underway to improve these operating trends.

In the quarter ended June 30, 1994, prior to the formation of Quanterra, the Company's Analytical Services business experienced an operating loss of approximately $850,000.

Interest, Net
-------------

Net interest expense represented 2.0% of revenues in the first quarter of fiscal year 1996, compared with 1.4% of revenues reported in the first quarter of fiscal year 1995. The increase in interest expense was due to the cessation of capitalized interest on the Company's major financial and project management software project which was substantially completed at September 30, 1994 and to increased borrowing over the past year. Interest will decline in the quarter ending September 29, 1995 due to the paydown of bank borrowings which occurred in August 1995 utilizing the proceeds from the Motco settlement. (See Note 8 to Condensed Consolidated Financial Statements.)

                    INTERNATIONAL TECHNOLOGY CORPORATION

Income Taxes
------------

For the quarter ended June 30, 1995, the Company had an effective income tax rate of 41%, which exceeds the 34% federal statutory rate due primarily to nondeductible expenses and state income taxes. In the corresponding first three months of the prior fiscal year, the Company recorded no income tax benefit due to the partial nondeductibility of the integration charge recorded by the Company.

                      INTERNATIONAL TECHNOLOGY CORPORATION


FINANCIAL CONDITION

Working capital of $78,311,000 at June 30, 1995 increased by $4,473,000 or 6.1% from $73,838,000 at March 31, 1995. The current ratio at June 30, 1995 increased to 1.88:1 from 1.81:1 at March 31, 1995.

Cash provided by operating activities for the first quarter of fiscal year 1996 totaled $5,055,000, compared to $371,000 cash provided by operating activities in the corresponding first quarter of the prior fiscal year. During the current first fiscal quarter, the increase in cash provided by operating activities is principally due to the lack of receivables growth compared to the prior year because of a reduced level of revenue compared to the immediately prior quarter due to a revenue mix including less subcontract costs. Capital expenditures of $1,868,000 for the current first fiscal quarter were $2,848,000 lower than the $4,716,000 amount reported for the corresponding period of the prior fiscal year principally due to the cessation of spending in the Analytical Services area due to the formation of Quanterra and to the completion of a major company-wide systems project which was in process in the prior year.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first quarter of the current fiscal year, the Company spent $2,522,000 relating to closure plans and construction costs for the sites compared to $2,726,000 in the corresponding period of the prior fiscal year. At June 30, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $51,179,000 to complete the closure and post-closure of its inactive Northern California disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991 and an Environmental Impact Report (EIR), required by California law prior to plan approval, is being prepared by the California EPA Department of Toxic Substances Control (DTSC). While difficult to predict, the Company expects final determination on those closure plans in fiscal year 1996 or early fiscal year 1997. The Company is targeting completion of the closure for fiscal year 1999. The California Supreme Court in December 1991 reversed a lower court decision regarding an aspect of the closure plan at Panoche relating to the County of Solano's authority in the closure process and the method of closure of peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. Clean closure by excavation and relocation on-site of materials in the Buffer Zone Areas will be evaluated by the EIR. The additional study of this and other alternatives has resulted in delays to the closure plan approval. The delays have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase costs substantially which would have a material adverse effect on the consolidated financial condition of the Company.

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

                    INTERNATIONAL TECHNOLOGY CORPORATION

Regulations of the DTSC and the USEPA require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided financial assurance equal to its estimate for closure costs at March 31, 1995, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $10,600,000, letters of credit totaling approximately $13,200,000 and a trust fund containing approximately $9,700,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs as part of a consent order with the DTSC entered on June 27, 1989. Among other provisions, the consent order requires IT to revise its financial assurance estimates on March 1 of each year to reflect inflation adjustments and any changes in the cost estimates resulting from completion of interim closure procedures and from revisions in the closure and post-closure plans. Thereafter, the Company has 60 days to adjust its financial assurance mechanisms to reflect the changed costs. IT completed cost revisions required at March 1, 1995 and the DTSC has approved the revised amounts. The Company has provided financial assurance on the amounts required by the cost revisions.

IT's inactive disposal sites are subject to the RCRA and other federal laws including the Toxic Substances Control Act, the Clean Water Act, the Clean Air Act and the regulations of the Occupational Safety and Health Act. The provisions of CERCLA and its amendments generally do not presently affect the Company's four inactive disposal sites, but do apply in some cases to former business operations where the Company is an alleged generator or transporter of waste or former operator of a disposal site owned by others. California has been one of the leading states in regulating the transportation, treatment and disposal of hazardous waste substances. Under the Hazardous Waste Control Act, the DTSC administers a comprehensive regulatory program. California operations are also subject to regulation by the State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts and various other state authorities. At the local level, treatment and disposal sites are also subject to zoning and land use restrictions, and other ordinances.

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

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with appli-cable regulatory agencies. Such closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company or if there are additional delays in the closure plan approval process. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at June 30, 1995 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its

                    INTERNATIONAL TECHNOLOGY CORPORATION
adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California and, as such, faced joint and several liability for the costs to investigate and cleanup this site. USEPA requested these entities to work as a single group to settle with USEPA and DTSC their alleged liability for certain past response costs and to perform future remedial work. A number of these PRPs subsequently formed the OII Steering Committee (Steering Committee) and negotiated a series of settlements addressing cost reimbursement demands and performing certain interim remedial measures (IRMs). The Company did not join the Steering Committee or enter these settlements. In October 1994, USEPA advised the Company in writing that it continued to regard the Company and its subsidiaries as liable for response costs. In that notice, USEPA provided the Company and other non-Steering Committee PRPs the opportunity to make a limited challenge as to USEPA's volume determinations. Subject to its review of that challenge, USEPA further stated it intended to offer the Company and other non-settling PRPs another opportunity to resolve their liability for response costs incurred in the prior settlements by paying an amount determined by USEPA based on volume plus a substantial premium based on failure to join the earlier settlements. The Company submitted a volume challenge on January 10, 1995. The USEPA responded to the Company's volume challenges on July 25, 1995, and offered the Company and its predecessors the opportunity to settle their alleged liabilities associated with the prior settlements by executing a consent decree on or before September 1, 1995 pursuant to which the Company would pay approximately $10,900,000 to the USEPA and receive protection against contribution claims by other PRPs. The Company is in discussion with the USEPA regarding a reduction of the settlement amount. Failure to join in the settlement within the time allowed by the USEPA could result in enforcement actions by the USEPA against the Company. Any settlement would be subject to court approval.

The Steering Committee also continues to contend the Company is liable to it for a share of the settlement costs its members had paid and had previously quantified the Company's share of the first two settlements at approximately $2,700,000. On October 11, 1994, the Company was served with a summons and complaint in a cost recovery action brought by members of the Steering Committee. The action seeks (1) recovery from the Company of a portion of certain of plaintiffs' costs incurred at OII allegedly attributable to the Company and (2) a declaration from the court as to the Company's share of future costs associated with the IRMs addressed in these prior settlements. The Company is defending this action vigorously while continuing to attempt a joint settlement with both the Steering Committee and the USEPA. Trial in this action, which was set for July 17, 1995, has been taken off the calendar and has not been rescheduled. On May 16, 1995, a second lawsuit was filed against the Company (National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. 95-2050 LGB (RMBx)) by the Steering Committee, which seeks from the Company unspecified amounts for both cost recovery and contribution and declaratory relief for response costs incurred by Steering Committee members pursuant to the third settlement.

The Company believes the USEPA's and the Steering Committee's claims essentially overlap. Both allege the Company or its predecessor and subsidiaries arranged for the disposal of the same volume of wastes at OII and are based on the relative percentage of that volume to the known volume of liquid wastes sent to the site. Accordingly, the Company believes that any settlement with the USEPA containing contribution protection would provide a substantially complete defense to the Steering Committee's claims. The Steering Committee has not quantified and the USEPA claim does not specifically address future costs for site remediation and long-term monitoring and maintenance. Such future costs would not be resolved by the current settlement discussions with the USEPA. The amount of such costs are not known but are expected to be substantial.

                     INTERNATIONAL TECHNOLOGY CORPORATION

The inability of the Company to effect a satisfactory resolution with the USEPA and the Steering Committee of the claims subject to the present settlement discussions with the USEPA and with respect to future costs for site remediation and long-term monitoring and maintenance could have a material adverse effect on the consolidated financial condition of the Company. The Company has advised its liability insurance carriers as to the pendency of the USEPA's and the Steering Committee's claims and requested indemnification and legal representation. The carriers dispute their obligations to the Company.

The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at other sites. The Company has either denied responsibility and/or is participating with others named by the USEPA, the DTSC or other state governmental agencies in conducting investigations as to the nature and extent of contamination at such sites. Additionally, the Company may, from time to time, be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. With respect to the Yakima Railroad Area state Superfund site in Yakima, Washington, in July 1995, the Company and 16 other PRPs were issued an enforcement order, which, among other things, orders the named parties to investigate conditions at the sites and to take certain remedial measures. The Company disputes its alleged liability, and is exploring its options with respect to the site, including cooperation with other PRPs named in the enforcement order.

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

At June 30, 1995, a deferred tax asset in the amount of $17,621,000 (net of a valuation allowance of $12,650,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss, alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's inactive Northern California disposal sites are made over the next several years, as such expenditures are deductible in the year made, but only to the extent the Company has sufficient levels of taxable income. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

At June 30, 1995, the Company utilized approximately $13,200,000 of letters of credit, as well as a trust fund and annuities, to fulfill regulatory financial assurance requirements for the closure and post-closure care of the Company's inactive disposal facilities. In aggregate, at June 30, 1995, letters of credit totaling approximately $35,100,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's $95,000,000 bank line of credit which has an expiration date of July 31, 1996. Additionally, the Company had outstanding $33,000,000 of cash advances under the line, for total line usage of approximately
$68,100,000. The amount of the Company's current availability is limited to the amount of collateral available in accordance with the loan agreement, principally 70-80 percent of the Company's eligible accounts receivable.
At June 30, 1995, approximately $26,900,000 was available under the line, all of which could be used based upon available collateral, subject to a limitation that cash advances under the line may not exceed $45,000,000 at any time, with such limitation being reduced to $25,000,000 upon the August 1995 collection of the Company's settlement in the Motco litigation. (See Note 8 to Condensed Consolidated Financial Statements.) Subsequent to the collection of the Motco settlement proceeds, the Company paid down all of its outstanding bank borrowings.

                    INTERNATIONAL TECHNOLOGY CORPORATION

The Company's agreements with Corning relating to Quanterra contain general provisions which could affect liquidity including restrictions on dividends to the partners, buy-sell provisions obligating the Company to sell its interests in Quanterra in certain circumstances and to contribute up to an additional $5,000,000 to Quanterra under certain circumstances, and requirements that the Company indemnify Quanterra and Corning from certain liabilities arising prior
to the closing of the transaction.   Although there are operating and strategic
activities underway to improve Quanterra's current weak operating trends, IT anticipates that it will be required to contribute the $5,000,000 during fiscal year 1996, subject to certain limitations under the Company's revolving credit facility. Additionally, the credit agreements for Quanterra prohibit the Company from pledging its interest in Quanterra to other lenders, including the Company's current lenders.

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites, debt service including repayment or refinancing of $50,000,000 of the Company's 9 3/8% senior notes which mature on July 1, 1996, dividend obligations on the depositary shares and contingent liabilities. Management is currently evaluating its alternatives for refinancing the senior notes, which management believes are enhanced by the receipt of the proceeds from the Motco settlement.

                                PART II

                    INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.   Legal Proceedings.

     The following matter and other litigation to which the Company is a party are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. See
     Note 8 to Condensed Consolidated Financial Statements for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter and other Discontinued Operations Legal Proceedings.

     Class Action Lawsuit
     --------------------

     The trial in this action, which was scheduled for November 28, 1995, has been continued until February 27, 1996.

                        INTERNATIONAL TECHNOLOGY CORPORATION


Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits. This exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.              Description
               ----------               -----------


                 27          1.   Financial Data Schedule for the quarter ended
                                  June 30, 1995.

           (b) Reports on Form 8-K.

               Current report on Form 8-K, dated May 2, 1995, reporting under
               Item 5, "Other Events," related to an amendment to the Company's Rights Agreement approved by the Board of Directors on April 6, 1995.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




        ANTHONY J. DELUCA                       August 14, 1995
        -----------------                       ---------------
        Anthony J. DeLuca
Senior Vice President, Chief Financial Officer and Duly Authorized Officer