Form 10-Q
period 1995-09-29
INTERNATIONAL TECHNOLOGY CORP
filed 1995-11-13
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ---------
                          FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 29, 1995

                                OR

    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________


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

At October 31, 1995 the registrant had issued and outstanding an aggregate of 36,068,363 shares of its common stock.

               INTERNATIONAL TECHNOLOGY CORPORATION

              INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FOR QUARTER ENDED SEPTEMBER 29, 1995



PART I.   FINANCIAL INFORMATION
                                                                Page
                                                                ----
   Item 1. Financial Statements.

           Condensed Consolidated Balance Sheets
           as of September 29, 1995 (unaudited) and
           March 31, 1995.                                        3

           Condensed Consolidated Statements of Operations
           for the Fiscal Quarter and Two Fiscal Quarters
           ended September 29, 1995 and September 30, 1994
           (unaudited).                                           4

           Condensed Consolidated Statements of Cash Flows
           for the Two Fiscal Quarters ended September 29,
           1995 and September 30, 1994 (unaudited).               5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                6-8

   Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition.         9-17


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.                                     18

   Item 6. Exhibits and Reports on Form 8-K.                      19

           Signature.                                             20

                              PART I

Item 1.   Financial Statements.

               INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 29,    March 31,
                                                 1995            1995
                                              ------------     --------
                                               (Unaudited)
                                                   (In thousands)
                              ASSETS
                              ------
Current assets:
  Cash and cash equivalents                    $ 15,437        $  6,547
  Receivables, net                              139,198         137,896
  Prepaid expenses and other current assets       4,888           5,630
  Deferred income taxes                          14,600          14,600
                                                -------         -------
     Total current assets                       174,123         164,673
                                                -------         -------
Property, plant and equipment, at cost:
  Land and land improvements                      1,766           1,766
  Buildings and leasehold improvements           10,934           9,561
  Machinery and equipment                       142,204         140,800
                                                -------         -------
                                                154,904         152,127
     Less accumulated depreciation and
       amortization                              95,043          82,324
                                                -------         -------
       Net property, plant and equipment         59,861          69,803
                                                -------         -------
Construction-in-progress                            959           2,381
Investment in Quanterra                          34,495          36,316
Other assets                                     14,275          47,274
Long-term assets of discontinued operations      41,705          41,705
                                                -------         -------
  Total assets                                 $325,418        $362,152
                                                =======         =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable                             $ 32,121        $ 28,823
  Accrued liabilities                            37,700          42,660
  Billings in excess of revenues                  3,312           3,977
  Short-term debt, including current portion
    of long-term debt                               216           1,154
  Net current liabilities of discontinued
    operations                                   14,488          14,221
                                                -------         -------
     Total current liabilities                   87,837          90,835
                                                -------         -------
Long-term debt                                   50,107          80,189
Long-term accrued liabilities of
  discontinued operations                        33,359          39,480
Other long-term accrued liabilities               5,496           5,727
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value; 180,000
    shares authorized; 24,000 shares
    issued and outstanding                        2,400           2,400
  Common stock, $1 par value; 100,000,000
    shares authorized; 36,097,001 shares
    issued at September 29, 1995, and
    35,737,313 shares issued and outstanding
    at March 31, 1995                            36,097          35,737
  Additional paid-in capital                    171,890         172,137
  Treasury stock, at cost (4,768 shares at
    September 29, 1995                              (15)              -
  Deficit                                       (61,753)        (64,353)
                                                -------         -------
     Total stockholders' equity                 148,619         145,921
                                                -------         -------
  Total liabilities and stockholders' equity   $325,418        $362,152
                                                =======         =======

                     See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)

                           Fiscal quarter ended        Two fiscal quarters ended
                        ---------------------------   ---------------------------
                        September 29,  September 30,  September 29,  September 30,
                            1995          1994           1995           1994
                        ------------   ------------   ------------   ------------
                                                (Unaudited)
Revenues                  $106,259       $102,509        $206,551       $211,077
Cost and expenses:
  Cost of revenues          91,085         86,081         174,433        178,731
  Selling, general and
   administrative expenses  10,016         10,401          20,039         21,872
                           -------        -------         -------        -------
Operating income             5,158          6,027          12,079         10,474
Equity in net income
  (loss) of Quanterra,
   including integration
   charge in 1994             (866)           507          (1,821)        (8,757)
Other income                 1,090              -           1,090              -
Interest, net               (1,652)        (1,634)         (3,643)        (3,103)
                           -------        -------         -------        -------
Income (loss) before
  income taxes               3,730          4,900           7,705         (1,386)
Provision for income taxes  (1,375)        (2,009)         (3,005)        (2,009)
                           -------        -------         -------        -------
Net income (loss)            2,355          2,891           4,700         (3,395)
Less preferred stock
  dividends                 (1,050)        (1,050)         (2,100)         (2,100)
                           -------        -------         -------        -------
Net income (loss)
  applicable to common
  stock                   $  1,305        $  1,841        $  2,600      $ (5,495)
                           =======         =======         =======       =======

Net income (loss)
  per share               $    .04        $    .05        $    .07      $   (.16)
                           =======         =======         =======       =======

                         See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                             Two fiscal quarters ended
                                           ----------------------------
                                           September 29,   September 30,
                                               1995            1994
                                           ------------    -----------
                                                   (Unaudited)

Cash flows from operating activities:
  Net income (loss)                            $  4,700         $(3,395)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
     Equity in net loss (income) of Quanterra      1,821           (507)
     Integration charge related to the
       formation of Quanterra                          -          9,264
     Gain from Motco settlement                   (9,090)             -
     Writedown of equipment                        8,000              -
     Depreciation and amortization                 6,814          9,413
     Deferred income taxes                         2,145          1,702
  Changes in assets and liabilities, net of
    effects from acquisitions and dispositions
    of businesses:
     Increase in receivables, net                 (1,302)       (29,558)
     Decrease (increase) in prepaid expenses
       and other current assets                      742           (483)
     Increase in accounts payable                  3,298          6,872
     (Decrease) increase in accrued liabilities   (4,870)         3,926
     (Decrease) increase in billings in excess
       of revenues                                  (665)           909
     (Decrease) increase  in other long-term
       accrued liabilities                          (231)           312
                                                 _______        _______
  Net cash provided by (used for) operating
    activities                                    11,362         (1,545)
                                                 _______        _______
Cash flows from investing activities:
  Proceeds from Motco settlement                  41,100              -
  Capital expenditures                            (3,073)        (6,272)
  Investment in Quanterra                              -         (1,208)
  Other, net                                      (1,623)           610
  Investment activities of transportation,
    treatment and disposal
    discontinued operations                       (5,854)        (5,559)
                                                 _______        _______
  Net cash provided by (used for) investing
    activities                                    30,550        (12,429)
                                                 _______        _______
Cash flows from financing activities:
  Repayments of long-term borrowings             (60,520)       (15,479)
  Long-term borrowings                            29,500         28,000
  Dividends paid on preferred stock               (2,100)        (2,100)
  Purchase of treasury shares                       (740)             -
  Issuances of common stock                          838              -
                                                 _______        _______
  Net cash (used for) provided by financing
    activities                                   (33,022)        10,421
                                                 _______        _______
Net increase (decrease) in cash and
    cash equivalents                               8,890         (3,553)
Cash and cash equivalents at beginning
    of period                                      6,547         10,646
                                                 _______        _______
Cash and cash equivalents at end of period      $ 15,437       $  7,093
                                                 =======        =======

                     See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and two fiscal quarters ended September 29, 1995, pursuant to the rules of the Securities and Exchange Commission. The Company has changed its fiscal year to include four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. The results of operations for the fiscal periods ended September 29, 1995 are not necessarily indicative of the results for the full fiscal year.

2. On August 7, 1995, the Company received $41,100,000 of cash from Monsanto Company in settlement of the Motco Trust litigation. Such settlement proceeds were used principally to pay down all outstanding borrowings against the Company's bank line of credit. In the second quarter of fiscal year 1996, the Company reported in other income a pre-tax gain of $1,090,000, which represented the settlement proceeds, net of the previously recorded $31,200,000 claim amount, $8,000,000 of costs related to certain equipment specially constructed for the Motco project which has been idle since ceasing work on the project, and legal and other expenses.

3. On October 25, 1995, the Company completed the refinancing of its $50,000,000 of 9 3/8% senior notes due July 1, 1996 and its bank revolving line of credit with a combined $125,000,000 financing which includes $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the new bank line has a term of five years.

As a result of the consummation of this refinancing arrangement, the Company's $50,000,000 of 9 3/8% senior notes due July 1, 1996, are classified as long-term debt in the Company's condensed consolidated balance sheet at September 29, 1995. The holders of the 9 3/8% senior notes have been notified that redemption of all outstanding amounts will occur on November 24, 1995.

4. For the two fiscal quarters ended September 29, 1995, the Company had an effective tax rate of 39%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses, net of a release of a portion of the valuation allowance related to the Company's deferred tax asset. In the corresponding six-month period of the prior fiscal year, in which the Company reported a loss before income taxes of $1,386,000, the Company recorded a $2,009,000 income tax provision principally due to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995.

5. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

               INTERNATIONAL TECHNOLOGY CORPORATION

                         (Unaudited)


                                       Average common and common
          Fiscal quarter ended       equivalent shares outstanding
          ____________________       _____________________________

           September 29, 1995                 35,993,068
           September 30, 1994                 35,640,338

                                       Average common and common
         Two fiscal quarters ended   equivalent shares outstanding
         _________________________   _____________________________

           September 29, 1995                 35,875,657
           September 30, 1994                 35,448,445

Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

6. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of September 29, 1995, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure.
In connection with the plan of divestiture, at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At March 31, 1995, the Company recorded an increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for estimated increased costs resulting from additional delays in the regulatory approval process at the Company's inactive disposal sites in Northern California and an additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a potentially responsible party (PRP). At September 29, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $47,847,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

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

8. Unbilled receivables of $21,194,000 at September 29, 1995 ($20,869,000 at March 31, 1995) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

               INTERNATIONAL TECHNOLOGY CORPORATION

                         (Unaudited)

Included in unbilled receivables at September 29, and March 31, 1995 are approximately $8,000,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

               FOR QUARTER ENDED SEPTEMBER 29, 1995

RESULTS OF OPERATIONS
--------------------

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

Revenues
--------

Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services area revenue historically was derived from the Company's other operations, additional revenue now is being recorded in those operations related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding prior year Analytical Services revenues other than those provided to the Company's other operations, revenues for the first two quarters of fiscal year 1996 were approximately 1.9% higher than the amount reported for the corresponding period of the prior fiscal year. Revenues for the current second fiscal quarter were 3.9% above the related level from the prior year. These increases are principally due to an increased level of subcontract costs on project work.

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

The following table shows, for the second fiscal quarters and the two fiscal quarters ended September 29, 1995 and 1994, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues, including
Analytical Services through June 1994:

               INTERNATIONAL TECHNOLOGY CORPORATION

                                  Fiscal quarter ended          Two fiscal quarters ended
                               ---------------------------     ---------------------------
                               September 29,  September 30,    September 29,  September 30,
Source                             1995           1994             1995          1994
------                         -------------  ------------     ------------   ------------
Federal government:
  U.S. Department of Defense
    (DOD) . . . . . . . . . .       53%             46%             52%            44%
  U.S. Department of Energy
    (DOE) . . . . . . . . . .       10              11              10             12
  Other federal agencies. . .        3               4               4              3
                                   ---             ---             ---            ---
                                    66              61              66             59

State and local governments .        3              12               4             13
                                   ---             ---             ---            ---

Total . . . . . . . . . . . .       70%             73%             70%            72%
                                   ===             ===             ===            ===

Revenues from the DOD increased primarily due to work performed on tasks issued under the Company's major indefinite delivery order programs, several of which were awarded in the prior year. The Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action type of work. Revenues from state and local government contracts declined primarily due to the wind-up late in fiscal year 1995 of the Sikes Disposal Pits contract, performed for the Texas Natural Resources Conservation Commission.

Commercial work has increased over the past two quarters due to the start-up of a major thermal treatment project which was awarded in 1992 but which had been subject to permitting delays. Excluding this contract, commercial work has declined due to reductions in awards by commercial clients, who, the Company believes, to some degree are delaying such awards until final Congressional action is taken on the reauthorization of CERCLA. Funding authority under CERCLA will lapse on December 31, 1995 and it is uncertain whether reauthorization will occur prior to that date or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection (such as proposed changes that would change CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment) may include. Uncertainty regarding possible Congressional rollbacks of environmental regulation and enforcement have led commercial clients to delay projects, as well.

The Company cannot predict the impact of continuing delays in the reauthorization of CERCLA, or of the many legislative and regulatory changes proposed since the November 1994 elections. Delays in the reauthorization of CERCLA may continue to adversely impact the environmental industry. Failure of Congress to reauthorize CERCLA, and/or substantial changes in or repeal of other environmental laws may significantly affect the Company and the environmental industry. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The currently contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

A significant portion of IT's revenues continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS ) incineration technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. The U.S. Environmental Protection Agency (USEPA) has adopted a strategy of favoring waste minimization over combustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-base or on-site. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative

               INTERNATIONAL TECHNOLOGY CORPORATION
uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. At September 29, 1995, IT's HTTS equipment had a net book value of approximately $18,500,000. In the quarter ended September 29, 1995, the Company reduced the net book value by $8,000,000 of costs related to equipment specially constructed for the Motco project which has been idle since ceasing work on the project (see Note 2 to Condensed Consolidated Financial Statements).

The Company's total contract backlog at September 29, 1995 was approximately $1,134,000,000 including approximately $676,000,000 of future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery programs which provide for a general undefined scope of work. Revenues from backlog and indefinite delivery order contracts are expected to be earned over the next one to five years. Backlog declined by approximately $40,000,000 during the quarter due to a significant amount of work being performed on existing contracts. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

Gross Margin
------------

Gross margin percentage for the second quarter of fiscal year 1996 declined to 14.3% of revenues from 16.0% of revenues for the corresponding period of the prior fiscal year. In the current quarter, gross margin was adversely impacted by the combination of lower pricing due to competitive industry conditions, a shift in revenue mix toward lower margin subcontracted work and severance costs related to headcount reductions, partially offset by lower overhead costs.

For the first two quarters of fiscal year 1996, gross margin of 15.5% of revenues declined from 16.1% of revenues (excluding Analytical Services) in the corresponding period of the prior fiscal year, generally for the same reasons noted above related to the second quarter. Reported gross margin including Analytical Services for the first two quarters of fiscal year 1995 was 15.3% due to a gross margin of just 3.1% in the Analytical Services business prior to the June 28, 1994 formation of Quanterra.

Selling, General and Administrative Expenses
--------------------------------------------

For the three months and six months ended September 29, 1995, selling, general and administrative expenses represented 9.4% of revenues and 9.7% of revenues, respectively. This level compares favorably to the related 10.1% and 10.4% of revenues reported for the corresponding periods of the prior fiscal year as a result of continued management attention to expenses. Beginning with the second quarter of the prior fiscal year, the Company experienced a decline in selling, general and administrative expenses as approximately $5,000,000 of annual expenses were eliminated or transferred from the Company upon the formation of Quanterra.

Equity in Net Loss of Quanterra
-------------------------------

In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). IT's 50 percent investment in Quanterra is accounted for under the equity method. An integration plan was implemented in the early stages of Quanterra's operations. The plan included consolidation and closure of redundant lab facilities and equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. IT reported a pre-tax charge of $9,264,000 related to the integration in its operating results for the quarter ended June 30, 1994. Although the implementation of the integration plan has resulted in operational efficiencies and cost reductions, the environmental laboratory business continues to be faced with excess capacity and intense price competition. Consequently, in the quarter and two fiscal quarters ended September 29, 1995, the Company reported equity in net loss of Quanterra of $866,000 and $1,821,000, respectively, continuing a trend of losses which have

               INTERNATIONAL TECHNOLOGY CORPORATION
occurred for the past several quarters. Although this current trend is expected to continue for the next several quarters, there are operating and strategic activities underway in an effort to improve these operating trends.

In the quarter ended June 30, 1994, prior to the formation of Quanterra, the Company's Analytical Services business experienced an operating loss of approximately $850,000.

Interest, Net
-------------

For the second quarter and first two quarters of fiscal year 1996, net interest expense represented 1.6% of revenues and 1.8% of revenues, respectively, compared to the 1.6% and 1.5% of revenues reported in the second quarter and first two quarters of fiscal year 1995. The increase in interest expense for the six-month period was due to the cessation of capitalized interest on the Company's major financial and project management software project which was substantially completed at September 30, 1994 and to increased borrowing over the past year. The flat second quarter level compared to a year ago is due to the factors noted above being offset by a reduction in interest expense due to the paydown of bank borrowings which occurred in August 1995 utilizing the proceeds from the Motco settlement (see Note 2 to Condensed Consolidated Financial Statements). Interest expense should decline slightly further in the third fiscal quarter since the second quarter did not benefit from such paydown for the full quarter. The impact of the recently completed refinancing will not significantly affect net interest expense.

Income Taxes
------------

For the two fiscal quarters ended September 29, 1995, the Company had an effective income tax rate of 39%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses, net of a release of a portion of the valuation allowance related to the Company's deferred tax asset. In the corresponding six-month period of the prior fiscal year, in which the Company reported a loss before income taxes of $1,386,000, the Company recorded a $2,009,000 income tax provision principally due to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995.

               INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION
-------------------

Working capital of $86,286,000 at September 29, 1995 increased by $12,448,000 or 16.9% from $73,838,000 at March 31, 1995. The current ratio at September 29, 1995 increased to 1.98:1 from 1.81:1 at March 31,
1995.

On August 7, 1995, the Company received $41,100,000 of cash from Monsanto Company in settlement of the Motco Trust litigation. Such settlement proceeds were used principally to pay down all outstanding borrowings against the Company's bank line of credit.

Cash provided by operating activities for the first two quarters of fiscal year 1996 totaled $11,362,000, compared to $1,545,000 cash used for operating activities in the corresponding six-month period of the prior fiscal year. During the current period, the increase in cash provided by operating activities is principally due to the lack of receivables growth compared to the prior year because of a greatly reduced level of revenue growth. Capital expenditures of $3,073,000 for the current two fiscal quarters were $3,199,000 lower than the $6,272,000 amount reported for the corresponding period of the prior fiscal year principally due to the cessation of spending in the Analytical Services area due to the formation of Quanterra and to the completion of a major company-wide systems project which was in process in the prior fiscal year.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first two quarters of the current fiscal year, the Company spent $5,854,000 relating to closure plans and construction costs for the sites compared to $5,559,000 in the corresponding period of the prior fiscal year. At September 29, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $47,847,000 to complete the closure and post-closure of its inactive Northern California disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991. In December 1991, the California Supreme Court issued a decision upholding the County of Solano's (County) authority to issue an order (the County Order) requiring the Company to submit for agency consideration a closure plan providing for the excavation and relocation on-site of wastes and soils from peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit, and did submit, additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. An Environmental Impact Report (EIR), required by California law to be completed prior to plan approval, currently is being prepared by the California Environmental Protection Agency, Department of Toxic Substances Control (DTSC). DTSC recently completed an Administrative Draft EIR on the plan. As reflected in the Administrative Draft EIR, the EIR will address the 1991 closure plan and the plan submitted in 1993 to address the County Order, as well as other alternative plans, including alternative plans that would require varying amounts of excavation and relocation on-site of wastes and soil in the Buffer Zone Areas. The additional study of the plan submitted to address the County Order and of the other alternatives has resulted in delays to closure plan approval. While difficult to predict and therefore subject to change, the Company presently expects final determination on the closure and post-closure plans in early fiscal year 1997. The Company is targeting completion of the closure for fiscal year 1999, but completion will depend on the closure plan approved and therefore the date for completion is uncertain at this time. The delays in the closure plan review and approval process have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase closure costs substantially, which would have a material adverse affect on the consolidated financial condition of the Company.

Progress on the Vine Hill Complex facility closure plan continues, with a revised closure plan submitted to the DTSC in August 1991. In April 1992, the Company received and subsequently responded to comments on the plan from DTSC. In June 1995, the DTSC published the draft EIR and draft closure plan approval for public review and comment. The public comment period closed on July 31, 1995. The Company expects the plan to be approved in fiscal year 1996; however, significant work which will

               INTERNATIONAL TECHNOLOGY CORPORATION
ultimately be required for closure will have been completed by that time. The Company is targeting completion of the closure for fiscal year 1998.

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

Regulations of the DTSC and the USEPA require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided financial assurance equal to its estimate for closure costs at March 31, 1995, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $10,600,000, letters of credit totaling approximately $10,200,000 and a trust fund containing approximately $10,600,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs as part of a consent order with the DTSC entered on June 27, 1989. Among other provisions, the consent order requires IT to revise its financial assurance estimates on March 1 of each year to reflect inflation adjustments and any changes in the cost estimates resulting from completion of interim closure procedures and from revisions in the closure and post-closure plans. Thereafter, the Company has 60 days to adjust its financial assurance mechanisms to reflect the changed costs. IT completed cost revisions required at March 1, 1995 and the DTSC has approved the revised amounts. The Company has provided financial assurance on the amounts required by the cost revisions.

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

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with applicable regulatory agencies. Such closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company or if there are

               INTERNATIONAL TECHNOLOGY CORPORATION
additional delays in the closure plan approval process. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at September 29, 1995 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California and, as such, faced joint and several liability for the costs to investigate and cleanup this site. USEPA requested these entities to work as a single group to settle with USEPA and DTSC their alleged liability for certain past response costs and to perform future remedial work. A number of these PRPs subsequently formed the OII Steering Committee (Steering Committee) and negotiated a series of settlements (in the form of partial consent decrees) addressing cost reimbursement demands and performing certain interim remedial measures (IRMs). The Company did not join the Steering Committee or enter these settlements. In October 1994, USEPA advised the Company in writing that it continued to regard the Company and its subsidiaries as liable for response costs. In that notice, USEPA provided the Company and other non-Steering Committee PRPs the opportunity to make a limited challenge as to USEPA's volume determinations. Subject to its review of that challenge, USEPA further stated it intended to offer the Company and other non-settling PRPs another opportunity to resolve their liability for response costs incurred in the prior settlements or risk enforcement actions by the USEPA.

In October 1995, the Company and the USEPA agreed to a settlement of the Company's liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with OII site. The settlement with USEPA will be entered in the form of a consent decree (the Fifth Partial Consent Decree) filed in the U.S. District Court. The settlement is subject to a public notice and comment period, as well as subsequent federal court approval. If the settlement is approved, the Company will pay to the USEPA approximately $5,350,000 in installments within one year, which amounts had been previously reserved by the Company. While resolving the Company's liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. Since USEPA is not expected to announce a final remedy for the site for at least a year, future response costs are undetermined, although they are expected to be substantial.

The Steering Committee continues to contend the Company is liable to it for a share of the response costs its members have paid. On October 11, 1994, the Company was served with a summons and complaint in a cost recovery action brought by members of the Steering Committee (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, No. CV 94-2861 WMB (GHKx)). The action seeks (1) recovery from the Company of a portion, allegedly attributable to the Company, of certain of plaintiffs' costs incurred at OII pursuant to the first two settlements (the Steering Committee had previously quantified its claim against the Company for these response costs at $2,700,000) and (2) a declaration from the court as to the Company's share of future costs associated with the IRMs addressed in these prior settlements. On May 16, 1995, a second lawsuit was filed against the Company (National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) by the Steering Committee, which seeks from the Company unspecified amounts for cost recovery, contribution and declaratory relief for

               INTERNATIONAL TECHNOLOGY CORPORATION
response costs incurred by Steering Committee members pursuant to the third settlement. These two lawsuits have been consolidated with three other cost recovery and contribution actions and are now scheduled for trial on July 25, 1996. The Company is defending itself vigorously in the consolidated action.

The Steering Committee has also indicated to the Company that it opposes USEPA's settlement with the Company and will take all action it can to prevent the Fifth Partial Consent Decree from being entered. As a part of the settlement and if the settlement is approved, the Company will receive from the USEPA contribution protection and a covenant not to sue as to the matters addressed in the Fifth Partial Consent Decree. The settlement does not itself result in dismissal of the pending lawsuits against the Company by the Steering Committee (i.e., the consolidated actions referenced above), but the Company believes that, if the settlement is approved, the contribution protection included in the settlement should protect it from such lawsuits and should result in their ultimate dismissal. In addition, the Company is pursuing certain other PRPs for cost recovery and contribution to attempt to recover a portion of the sums which it will pay pursuant to the Fifth Partial Consent Decree. The Company also has advised its liability insurance carriers as to the pendency of the USEPA's and the Steering Committee's claims and requested indemnification and legal representation. The carriers dispute their obligations to the Company.

Disapproval of the settlement and the inability of the Company to otherwise effect a satisfactory resolution with the USEPA and/or the Steering Committee of the claims addressed in the Fifth Partial Consent Decree, or the inability of the Company to effect a satisfactory resolution with the USEPA and/or the Steering Committee of claims with respect to future costs for site remediation and long-term monitoring and maintenance, could have a material adverse effect on the consolidated financial condition of the Company.

The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 strategic restructuring program, has been named a PRP at other sites. The Company has either denied responsibility and/or is participating with others named by the USEPA, the DTSC or other state governmental agencies in conducting investigations as to the nature and extent of contamination at such sites. Additionally, the Company may, from time to time, be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal operations.

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

At September 29, 1995, a deferred tax asset in the amount of $17,030,000 (net of a valuation allowance of $11,243,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss (NOL), alternative minimum and investment tax carryforwards. The asset will be realized principally as closure expenditures related to the Company's inactive Northern California disposal sites are made over the next several years, as such expenditures are deductible in the year made, but only to the extent the Company has sufficient levels of taxable income. During the second fiscal quarter ended September 29, 1995, the settlement of the Motco Trust lawsuit (see Note 2 to Condensed Consolidated Financial Statements) generated substantial amounts of current taxable income resulting in the utilization of NOL carryforwards. As a result, a valuation allowance reduction of $3,238,000 has been included in the computation of the estimated annual effective tax rate of 39% for the fiscal year ending March 29, 1996. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

               INTERNATIONAL TECHNOLOGY CORPORATION

The Company's agreements with Corning relating to Quanterra contain general provisions which could affect liquidity including restrictions on dividends to the partners, buy-sell provisions obligating the Company to sell its interests in Quanterra in certain circumstances and to contribute up to an additional $5,000,000 to Quanterra under certain circumstances, and requirements that the Company indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the
transaction.   Although there are operating and strategic activities
underway in an effort to improve Quanterra's current weak operating trends, IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and anticipates that it will be required to contribute the remaining $2,500,000 commitment later in fiscal year 1996. Due to the operating losses which Quanterra has been incurring and the requirements to contribute additional capital to Quanterra, the Company is evaluating and will continue to evaluate the ultimate recoverability of its investment in Quanterra. If the Company determines that its investment in Quanterra is not fully recoverable, a writedown of that investment could occur which could have a material adverse impact on the Company's consolidated financial condition.

In aggregate, at September 29, 1995, letters of credit totaling approximately $37,100,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's $95,000,000 bank line of credit. The Company had no outstanding cash advances under the line at September 29, 1995.

On October 25, 1995, the Company completed the refinancing of its $50,000,000 of 9 3/8% senior notes due July 1, 1996 and its bank revolving line of credit with a combined $125,000,000 financing which includes $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the new bank line has a term of five years.

As a result of the consummation of this refinancing arrangement, the Company's $50,000,000 of 9 3/8% senior notes due July 1, 1996, are classified as long-term debt in the Company's condensed consolidated balance sheet at September 29, 1995. The holders of the 9 3/8% senior notes have been notified that redemption of all outstanding amounts will occur on November 24, 1995.

Interest on borrowings under the Company's new revolving line of credit is at the bank's prime rate plus 0.5%, or in the case of Eurodollar borrowings, at the interbank offered rate plus 1.5%. The Company is subject to a 0.5% per annum charge on the unused portion of the commitment. The Company's new credit facilities contain several financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities.
Additionally, the credit agreements for Quanterra prohibit the Company from pledging its interest in Quanterra to other lenders, including the Company's new lenders.

As the result of the refinancing, the Company increased cash equivalents by approximately $11,000,000 which would have increased cash and cash equivalents at September 29, 1995 on a pro forma basis to approximately $26,000,000. In addition, the Company would have had availability within its borrowing base under its new bank line of approximately $10,000,000.

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites, dividend obligations on the depositary shares and contingent liabilities. The Company's cash and availability under its bank line are presently sufficient to meet the foreseeable requirements.

                            PART II

               INTERNATIONAL TECHNOLOGY CORPORATION


Item 1.   Legal Proceedings.

The following matters and other litigation to which the Company is a party are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. See Note 2 to Condensed Consolidated Financial Statements for a discussion of current developments related to the Motco litigation. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. Superfund site matter.

Class Action Lawsuit
--------------------

The trial in this action, which was scheduled for November 28, 1995, has been continued until February 27, 1996. The Company has filed a motion for summary judgment, which the plaintiffs have opposed. The matter is pending before the trial judge. Nonbinding mediation has not, to date, resulted in a settlement.

Central Garden
--------------

The nonbinding mediation previously scheduled in this matter for
mid-October 1995 has been postponed until mid-December 1995.   Trial is
currently set for May 1996.

               INTERNATIONAL TECHNOLOGY CORPORATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.              Description
               -----------         -----------------------------------

               10(ii)         1.   Credit Agreement among IT
                                   Corporation, the Several Lenders from
                                   Time to Time Parties Hereto and
                                   Chemical Bank, as Administrative
                                   Agent, dated as of October 24, 1995.

                              2.   Note Purchase Agreement dated as of
                                   October 24, 1995 for IT Corporation
                                   8.67% Guaranteed Senior Secured Notes
                                   due October 30, 2003.

                              3.   Master Collateral and Intercreditor
                                   Agreement dated as of October 24,
                                   1995 among Certain Participating
                                   Creditors of IT Corporation and
                                   Chemical Bank, as Collateral Agent.

                27            1.   Financial Data Schedule for the
                                   quarter ended September 29, 1995.

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



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




       ANTHONY J. DELUCA                       November 13, 1995
__________________________________             _________________
       Anthony J. DeLuca
     Senior Vice President,
    Chief Financial Officer
  and Duly Authorized Officer

                                             EXHIBIT 10(ii) 1.

                                             CONFORMED COPY

============================================================






                        CREDIT AGREEMENT



                             among



                        IT CORPORATION,



                      The Several Lenders
                from Time to Time Parties Hereto



                              and



                         CHEMICAL BANK,
                    as Administrative Agent




                  Dated as of October 24, 1995


================================================================
                        TABLE OF CONTENTS

                                                     Page


SECTION 1.  DEFINITIONS. . . . . . . . . . . . . . . .  1
     1.1  Defined Terms. . . . . . . . . . . . . . . .  1
     1.2  Other Definitional Provisions. . . . . . . .  8

SECTION 2.  AMOUNT AND TERMS OF COMMITMENTS. . . . . .  8
     2.1  Revolving Credit Commitments . . . . . . . .  8
     2.2  Procedure for Borrowing. . . . . . . . . . .  9
     2.3  Commitment Fee . . . . . . . . . . . . . . .  9
     2.4  Termination or Reduction of Commitments. . . 10
     2.5  Repayment of Loans; Evidence of Debt . . . . 10
     2.6  Optional and Mandatory Prepayments . . . . . 11
     2.7  Conversion and Continuation Options. . . . . 12
     2.8  Minimum Amounts and Maximum Number
          of Tranches. . . . . . . . . . . . . . . . . 13
     2.9  Interest Rates and Payment Dates . . . . . . 13
     2.10  Computation of Interest and Fees. . . . . . 14
     2.11  Inability to Determine Interest Rate. . . . 14
     2.12  Pro Rata Treatment and Payments . . . . . . 15
     2.13  Illegality. . . . . . . . . . . . . . . . . 15
     2.14  Requirements of Law . . . . . . . . . . . . 16
     2.15  Taxes . . . . . . . . . . . . . . . . . . . 17
     2.16  Indemnity . . . . . . . . . . . . . . . . . 18

SECTION 3.  LETTERS OF CREDIT  . . . . . . . . . . . . 19
     3.1  L/C Commitment.. . . . . . . . . . . . . . . 19
     3.2  Procedure for Issuance of Letters
          of Credit. . . . . . . . . . . . . . . . . . 19
     3.3  Fees, Commissions and Other Charges. . . . . 20
     3.4  L/C Participations.. . . . . . . . . . . . . 20
     3.5  Reimbursement Obligation of the Borrower.. . 21
     3.6  Obligations Absolute.. . . . . . . . . . . . 22
     3.7.  Letter of Credit Payments.. . . . . . . . . 22
     3.8.  Application.. . . . . . . . . . . . . . . . 23

SECTION 4.  REPRESENTATIONS AND WARRANTIES . . . . . . 23
     4.1  Corporate Power; Authorization;
          Enforceable Obligations. . . . . . . . . . . 23
     4.2  No Legal Bar . . . . . . . . . . . . . . . . 23
     4.3  Purpose of Loans . . . . . . . . . . . . . . 23
     4.4  Representations and Warranties
          in Schedule II . . . . . . . . . . . . . . . 24

SECTION 5.  CONDITIONS PRECEDENT . . . . . . . . . . . 24
     5.1  Conditions to Initial Extension of Credit. . 24
     5.2  Conditions to Each Extension of Credit . . . 28

SECTION 6.  COVENANTS. . . . . . . . . . . . . . . . . 29

SECTION 7.  EVENTS OF DEFAULT. . . . . . . . . . . . . 29
SECTION 8.  THE ADMINISTRATIVE AGENT . . . . . . . . . 30
     8.1  Appointment. . . . . . . . . . . . . . . . . 30
     8.2  Delegation of Duties . . . . . . . . . . . . 30
     8.3  Exculpatory Provisions . . . . . . . . . . . 30
     8.4  Reliance by Administrative Agent . . . . . . 31
     8.5  Notice of Default. . . . . . . . . . . . . . 31
     8.6  Non-Reliance on Administrative Agent
          and Other Lenders. . . . . . . . . . . . . . 32
     8.7  Indemnification. . . . . . . . . . . . . . . 32
     8.8  Administrative Agent in Its
          Individual Capacity. . . . . . . . . . . . . 33
     8.9  Successor Administrative Agent . . . . . . . 33

SECTION 9.  MISCELLANEOUS. . . . . . . . . . . . . . . 33
     9.1  Amendments and Waivers . . . . . . . . . . . 33
     9.2  Notices. . . . . . . . . . . . . . . . . . . 34
     9.3  No Waiver; Cumulative Remedies . . . . . . . 35
     9.4  Survival of Representations and Warranties . 35
     9.5  Payment of Expenses and Taxes. . . . . . . . 35
     9.6  Successors and Assigns; Participations
          and Assignments. . . . . . . . . . . . . . . 36
     9.7  Adjustments; Set-off . . . . . . . . . . . . 38
     9.8  Examination Reports. . . . . . . . . . . . . 39
     9.9  Counterparts . . . . . . . . . . . . . . . . 39
     9.10  Severability. . . . . . . . . . . . . . . . 39
     9.11  Integration . . . . . . . . . . . . . . . . 39
     9.12  GOVERNING LAW . . . . . . . . . . . . . . . 40
     9.13  Submission To Jurisdiction; Waivers . . . . 40
     9.14  Confidentiality . . . . . . . . . . . . . . 40
     9.15  Acknowledgements. . . . . . . . . . . . . . 41
     9.16  WAIVERS OF JURY TRIAL . . . . . . . . . . . 41


SCHEDULES

Schedule IA         Commitments
Schedule IB         Description of Property
Schedule I          Uniform Definitions
Schedule II         Uniform Representations and Warranties
Schedule III        Uniform Covenants
Schedule IV         Uniform Defaults
Schedule 5.1(q)     Terminated Existing Debt




EXHIBITS

Exhibit A      Form of Revolving Loan Note
Exhibit B-1    Form of Opinion of Counsel to Loan Parties
Exhibit B-2    Form of Opinion of General Counsel
Exhibit C      Form of Assignment and Acceptance
Exhibit E      Form of Borrowing Base Certificate
Exhibit F      Form of Intercreditor Agreement




          CREDIT AGREEMENT, dated as of October 24, 1995, among IT Corporation, a California corporation (the "Borrower"), the several banks and other financial institutions from time to time parties to this Agreement (the "Lenders") and Chemical Bank, a New York banking corporation, as administrative agent for the Lenders hereunder.

     The parties hereto hereby agree as follows:


                     SECTION 1.  DEFINITIONS

          1.1 Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

          "ABR": for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof: "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by the Administrative Agent as its prime rate in effect at its principal office in New York City (the Prime Rate not being intended to be the lowest rate of interest charged by Chemical Bank in connection with extensions of credit to debtors); "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) a fraction, the numerator of which is one and the denominator of which is one minus the C/D Reserve Percentage and (b) the C/D Assessment Rate; "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board of Governors of the Federal Reserve System (the "Board") through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 A.M., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business Day) by the Administrative Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it; and "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three federal funds brokers of recognized standing selected by it. Any change in the ABR due to a change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate shall be effective as of the opening of business on the effective day of such change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate, respectively.

          "ABR Loans": Loans the rate of interest applicable to which is based upon the ABR.

          "Administrative Agent": Chemical Bank, together with its affiliates, as the arranger of the Commitments and as the administrative agent for the Lenders under this Agreement and the other Loan Documents.

          "Aggregate Outstanding Extensions of Credit": as to any Lender at any time, an amount equal to the sum of (a) the aggregate principal amount of all Loans made by such Lender then outstanding, (b) such Lender's Commitment Percentage of the L/C Obligations then outstanding and (c) such Lender's Commitment Percentage of all interest, charges and fees incurred hereunder and accrued and unpaid as of such time.

          "Agreement": this Credit Agreement, as amended, supplemented or otherwise modified from time to time.

          "Applicable Margin": (a) for each day on which the total Aggregate Outstanding Extensions of Credit for all Lenders is equal to or less than $45,000,000, for each Type of Loan, the rate per annum set forth under the relevant column heading below:

               Alternate Base           Eurodollar
               Rate Loans               Loans
               ---------------          ----------
                    0.50%                    1.50%;

and (b) for each day on which the total Aggregate Outstanding Extensions of Credit for all Lenders exceeds $45,000,000, for each Type of Loan, the rate per annum set forth under the relevant column heading below:

               Alternate Base           Eurodollar
               Rate Loans               Loans
               --------------           ----------
                    0.75%                    1.75%;

provided, that during each fiscal quarter of the Borrower beginning later than twelve months following the Closing Date and immediately following any fiscal quarter during which the Aggregate Outstanding Extensions of Credit did not at any time exceed the amount of the portion of the Borrowing Base then in effect calculated pursuant to clauses (i) and (ii) of the definition thereof, the Applicable Margins to be in effect pursuant to this definition shall be 0.25% lower (i.e. a rate that is 25 basis points lower) for each day during such following fiscal quarter than such Applicable Margin otherwise would have been (including giving effect to the provisions of the following proviso, if applicable for such fiscal quarter); and provided, further, that during each fiscal quarter of the Borrower immediately following any fiscal quarter of the Borrower for which the ratio of Total Debt of the Borrower on the last day thereof to EBITDA for the period of four consecutive fiscal quarters ending on such day is less than 3:1 as reflected in the financial statements for such fiscal quarter delivered pursuant to Section 21 of Schedule III, the Applicable Margins to be in effect pursuant to this definition shall be 0.25% lower for each day during such following fiscal quarter than such Applicable Margin otherwise would have been (including giving effect to the provisions of the foregoing proviso, if applicable for such fiscal quarter).

          "Application": an application, in such form as the Issuing Bank may specify from time to time, requesting the Issuing Bank to open a Letter of Credit.

          "Assignee":  as defined in subsection 9.6(c).

          "Available Commitment": as to any Lender at any time, an amount equal to the excess, if any, of (a) the lesser of (x) the amount of such Lender's Commitment and (y) such Lender's Commitment Percentage of the Borrowing Base then in effect over (b) sum of (i) such Lender's Aggregate Outstanding Extensions of Credit then outstanding, and (ii) such Lender's Commitment Percentage of the aggregate principal amount of the Senior Notes then outstanding.

          "Bank Notes":  as defined in subsection 2.5(e).

          "Borrowing Date": any Business Day specified in a notice pursuant to subsection 2.2 as a date on which the Borrower requests the Lenders to make Loans hereunder.

          "Business Day": any Business Day, as defined in Schedule I, provided that in connection with any making or conversion of any Eurodollar Loan, "Business Day" shall exclude any day on which dealings in foreign currencies and exchange between banks may not be carried on in London, England.

          "Capital Stock": any and all shares, interests, participations or other equivalents (however designated) of capital stock of a corporation, any and all equivalent ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.

          "C/D Assessment Rate": for any day as applied to any ABR Loan, the annual assessment rate in effect on such day which is payable by a member of the Bank Insurance Fund maintained by the Federal Deposit Insurance Corporation (the "FDIC") classified as well-capitalized and within supervisory subgroup "B" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R. 327.3(d) (or any successor provision) to the FDIC (or any successor) for the FDIC's (or such successor's) insuring time deposits at offices of such institution in the United States.

          "C/D Reserve Percentage": for any day as applied to any ABR Loan, that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) (the "Board"), for determining the maximum reserve requirement for a Depositary Institution (as defined in Regulation D of the Board) in respect of new non-personal time deposits in Dollars having a maturity of 30 days or more.

          "Chemical":  Chemical Bank.

          "Code": the Internal Revenue Code of 1986, as amended from time to time.

          "Commercial Letter of Credit":  as defined in subsection
3.1(b)(i)(2).

          "Commitment Period": the period from and including the date hereof to but not including the Termination Date or such earlier date on which the Commitments shall terminate as provided herein.

          "Commonly Controlled Entity": an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 4001 of ERISA or is part of a group which includes the Borrower and which is treated as a single employer under Section 414 of the Code.

          "Contractual Obligation": as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

          "Eurocurrency Reserve Requirements": for any day as applied to a Eurodollar Loan, the aggregate (without duplication) of the rates (expressed as a decimal fraction) of reserve requirements in effect on such day (including, without limitation, basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other Governmental Authority having jurisdiction with respect thereto) dealing with reserve requirements prescribed for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) maintained by a member bank of such System.

          "Eurodollar Base Rate": with respect to each day during each Interest Period pertaining to a Eurodollar Loan, the rate per annum equal to the rate at which Chemical is offered Dollar deposits at or about 10:00 A.M., New York City time, two Business Days prior to the beginning of such Interest Period in the interbank eurodollar market where the eurodollar and foreign currency and exchange operations in respect of its Eurodollar Loans are then being conducted for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount comparable to the amount of its Eurodollar Loan to be outstanding during such Interest Period.

          "Eurodollar Loans": Loans the rate of interest applicable to which is based upon the Eurodollar Rate.
          "Eurodollar Rate": with respect to each day during each Interest Period pertaining to a Eurodollar Loan, a rate per annum determined for such day in accordance with the following formula
(rounded upward to the nearest 1/100th of 1%):

                         Eurodollar Base Rate
             ----------------------------------------
             1.00 - Eurocurrency Reserve Requirements

          "Event of Default": any of the events specified in Section 7, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

          "Guarantor": any Person delivering a Guarantee pursuant to this Agreement.

          "Insolvency": with respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of Section 4245 of ERISA.

          "Insolvent":  pertaining to a condition of Insolvency.

          "Intercreditor Agreement"  the Master Collateral and
Intercreditor Agreement, substantially in the form of Exhibit F hereto.

          "Interest Payment Date": (a) as to any ABR Loan, the first Business Day following the last day of each calendar month and (b) as to any Eurodollar Loan having an Interest Period of three months or less, the last day of such Interest Period, and (c) as to any Eurodollar Loan having an Interest Period longer than three months, each day which is three months, or a whole multiple thereof, after the first day of such Interest Period and the last day of such Interest Period.

          "Interest Period":  with respect to any Eurodollar Loan:

                           (i) initially, the period commencing on the
borrowing or conversion date, as the case may be, with respect to such Eurodollar Loan and ending one, two, three or six months (or, with the consent of the Administrative Agent and the Lenders, 9 or 12 months) thereafter, as selected by the Borrower in its notice of borrowing or notice of conversion, as the case may be, given with respect thereto; and

                          (ii)  thereafter, each period commencing on
the last day of the next preceding Interest Period applicable to such Eurodollar Loan and ending one, two, three or six months thereafter, as selected by the Borrower by irrevocable notice to the Administrative Agent not less than three Business Days prior to the last day of the then current Interest Period with respect thereto;

     provided that, all of the foregoing provisions relating to Interest Periods are subject to the following:

               (1) if any Interest Period pertaining to a Eurodollar Loan would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day
unless the result of such extension   would be to carry such Interest
Period into another calendar month in which event such Interest Period shall end on the immediately preceding Business Day;

               (2) any Interest Period that would otherwise extend beyond the Termination Date shall end on the Termination Date;

               (3) any Interest Period pertaining to a Eurodollar Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

               (4) the Borrower shall select Interest Periods so as not to require a payment or prepayment of any Eurodollar Loan during an Interest Period for such Loan.

          "Issuing Bank": Chemical, in its capacity as issuer of any Letter of Credit.

          "L/C Fee Payment Date": the first Business Day of each April, July, October and January, in each case for payments with respect to the most recently ended calendar quarter.

          "L/C Obligations":  at any time, an amount equal to the sum of
(a) the aggregate then undrawn and unexpired amount of the then outstanding Letters of Credit and (b) the aggregate amount of drawings under Letters of Credit which have not then been reimbursed pursuant to subsection 3.5(a).

          "L/C Participants": the collective reference to all the Lenders other than the Issuing Bank.

          "Letters of Credit":  as defined in subsection 3.1(a).

          "Loan": any loan made by any Lender pursuant to this Agreement.

          "Loan Documents": this Agreement, the Applications, any Bank Notes, the Guarantees and the Security Documents.

          "Loan Parties": the Borrower, the Parent and each Subsidiary of the Borrower which is a party to a Loan Document.

          "Non-Excluded Taxes":  as defined in subsection 2.15.

          "Participant":  as defined in subsection 9.6(b).

          "Purchase Agreement": the collective reference to the several Note Purchase Agreements dated as of October 24, 1995 among the Borrower and the other parties thereto under which the Senior Notes are issued.

          "Register":  as defined in subsection 9.6(d).

          "Regulation U": Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

          "Reimbursement Obligation": the obligation of the Borrower to reimburse the Issuing Bank pursuant to subsection 3.5(a) for amounts drawn under Letters of Credit.

          "Reorganization": with respect to any Multiemployer Plan, the condition that such plan is in reorganization within the meaning of
Section 4241 of ERISA.

          "Reportable Event": any of the events set forth in Section 4043(b) of ERISA, other than those events as to which the thirty day notice period is waived under subsections .13, .14, .16, .18, .19 or .20 of PBGC Reg. 2615.

          "Required Lenders": at any time, Lenders the Commitment Percentages of which aggregate more than 50%.

          "Single Employer Plan": any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan.

          "Standby Letter of Credit":  as defined in subsection
3.1(b)(i)(1).

          "Termination Date":  October 24, 2000.

          "Tranche": the collective reference to Eurodollar Loans the then current Interest Periods with respect to all of which begin on the same date and end on the same later date (whether or not such Loans shall originally have been made on the same day).

          "Transferee":  as defined in subsection 9.6(f).

          "Type": as to any Loan, its nature as an ABR Loan or a Eurodollar Loan.

          "Uniform Customs": the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, as the same may be amended from time to time.

          1.2 Other Definitional Provisions. (a) Unless otherwise specified herein, all terms defined in Schedule I shall have the defined meanings assigned therein when used herein or in any certificate or other document made or delivered pursuant hereto.

          (b) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in any Bank Notes or any certificate or other document made or delivered pursuant hereto.

          (c) As used herein and in any Bank Notes, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Borrower and its Subsidiaries not defined in subsection
1.1 and accounting terms partly defined in subsection 1.1 or Schedule I, to the extent not defined, shall have the respective meanings given to them under GAAP.

          (d) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, subsection, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (e) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.


           SECTION 2.  AMOUNT AND TERMS OF COMMITMENTS

          2.1 Revolving Credit Commitments. (a) Subject to the terms and conditions hereof, each Lender severally agrees to make revolving credit loans to the Borrower from time to time during the Commitment Period in an aggregate principal amount at any one time outstanding not to exceed the amount of such Lender's Commitment, provided that no loans shall be made hereunder if, after giving effect thereto, the sum of (i) the Aggregate Outstanding Extensions of Credit and (ii) the aggregate principal amount of the Senior Notes outstanding would exceed the Borrowing Base then in effect. During the Commitment Period the Borrower may use the Commitments by borrowing, prepaying the Revolving Credit Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof.

          (b)  The Loans may from time to time be (i) Eurodollar Loans,
(ii) ABR Loans or (iii) a combination thereof, as determined by the Borrower and notified to the Administrative Agent in accordance with subsections 2.2 and 2.7, provided that no Loan shall be made as a Eurodollar Loan after the day that is one month prior to the Termination Date.

          (c) The Borrower shall deliver a Borrowing Base Certificate to the Administrative Agent sufficiently in advance of the Closing Date to permit the Administrative Agent to determine the Borrowing Base to be in effect on the Closing Date and, thereafter, shall deliver Borrowing Base Certificates to the Administrative Agent on a monthly basis, no later than 20 days after the end of each month; each such Certificate shall be dated as of the last day of the applicable reporting period. Promptly following its receipt of each such Borrowing Base Certificate, the Administrative Agent shall determine or, as the case may be, redetermine the Borrowing Base in its sole discretion using the information contained in such Certificate, and shall notify the Borrower and each Lender of the Borrowing Base so determined or redetermined. Each Borrowing Base so determined or redetermined by the Administrative Agent shall remain in effect until notice of a redetermined Borrowing Base shall have been given by the Administrative Agent in accordance with the provisions of this paragraph.
          2.2  Procedure for Borrowing.   The Borrower may borrow under
the Commitments during the Commitment Period on any Business Day, provided that the Borrower shall give the Administrative Agent irrevocable notice (which notice must be received by the Administrative Agent prior to 2:00 P.M., New York City time, (a) three Business Days prior to the requested Borrowing Date, if all or any part of the requested Revolving Credit Loans are to be initially Eurodollar Loans, or (b) one Business Day prior to the requested Borrowing Date, otherwise), specifying (i) the amount to be borrowed, (ii) the requested Borrowing Date, (iii) whether the borrowing is to be of Eurodollar Loans, ABR Loans or a combination thereof and (iv) if the borrowing is to be entirely or partly of Eurodollar Loans, the respective amounts of each such Type of Loan and the respective lengths of the initial Interest Periods therefor. Each borrowing under the Commitments shall be in an amount equal to (x) in the case of ABR Loans, $1,000,000 or a whole multiple thereof (or, if the then Available Commitments are less than $1,000,000 such lesser amount) and (y) in the case of Eurodollar Loans, $3,000,000 or a whole multiple of $100,000 in excess thereof. Upon receipt of any such notice from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Each Lender will make the amount of its pro rata share of each borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in subsection 9.2 prior to 11:00 A.M., New York City time, on the Borrowing Date requested by the Borrower in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by the Administrative Agent crediting the account of the Borrower on the books of such office with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent.

          2.3 Commitment Fee. The Borrower agrees to pay to the Administrative Agent for the account of each Lender a commitment fee for the period from and including the first day of the Commitment Period to but excluding the Termination Date, computed at the rate of 1/2 of 1% per annum on the average daily amount, during the period for which payment is made, of the excess, if any, of such Lender's Commitment then in effect over the sum of the aggregate principal amount of all Loans made by such Lender then outstanding and such Lender's Commitment Percentage of the L/C Obligations then outstanding, payable quarterly in arrears on the first Business Day following each calendar quarter ended on the last day of each March, June, September and December and on the Termination Date or such earlier date as the Commitments shall terminate as provided herein, commencing on the first of such dates to occur after the date hereof.

          2.4 Termination or Reduction of Commitments. (a) The Borrower shall have the right, upon not less than five Business Days' notice to the Administrative Agent and subject to the payment of fees set forth in subsection 2.4(b), to terminate the Commitments or, from time to time, to reduce the amount of the Commitments, provided that no such termination or reduction shall be permitted if, after giving effect thereto and to any prepayments of the Loans made on the effective date thereof, the aggregate principal amount of the Loans then outstanding, when added to the then outstanding L/C Obligations, would exceed the Commitments then in effect. Any such reduction shall be in an amount equal to $1,000,000 or a whole multiple thereof and shall reduce permanently the Commitments then in effect.

          (b) Each reduction or termination of the Commitments under this subsection 2.4 on or prior to the second anniversary of the Closing Date shall be accompanied by and conditioned upon the payment by the Borrower of a fee in respect thereof equal to the amount of such reduction (or the amount of the total Commitments, in the event of the termination thereof, immediately prior to giving effect thereto) multiplied by (i) on or prior to the first anniversary of the Closing Date, 2% and (ii) on or prior to the second anniversary of the Closing Date, but after the first anniversary of the Closing Date, 1%, in each case payable on the date of such reduction or termination, as the case may be.

          2.5 Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Loan of such Lender on the Termination Date (or such earlier date on which the Revolving Credit Loans become due and payable pursuant to Section
7). The Borrower hereby further agrees to pay interest on the unpaid principal amount of the Loans from time to time outstanding from the date hereof until payment in full thereof at the rates per annum, and on the dates, set forth in subsection 2.9.

          (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing indebtedness of the Borrower to such Lender resulting from each Loan of such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Agreement.

          (c) The Administrative Agent shall maintain the Register pursuant to subsection 9.6(d), and a subaccount therein for each Lender, in which shall be recorded (i) the amount of each Loan made hereunder, the Type thereof and each Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) both the amount of any sum received by the Administrative Agent hereunder from the Borrower and each Lender's share thereof.

          (d) The entries made in the Register and the accounts of each Lender maintained pursuant to subsection 2.5(b) shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations of the Borrower therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain the Register or any such account, or any error therein, shall not in any manner affect the obligation of the Borrower to repay (with applicable interest) the Loans made to such Borrower by such Lender in accordance with the terms of this Agreement.

          (e) The Borrower agrees that, upon the request to the Administrative Agent by any Lender, the Borrower will execute and deliver to such Lender a promissory note of the Borrower evidencing the Loans of such Lender, substantially in the form of Exhibit A with appropriate insertions as to date and principal amount (a "Bank Note").

          2.6 Optional and Mandatory Prepayments. (a) The Borrower may, at any time and from time to time, prepay the Loans, in whole or in part, without premium or penalty, subject to subsection 2.16 in the case of a prepayment of Eurodollar Loans other than on the last day of an Interest Period applicable thereto, upon at least three Business Day's irrevocable notice to the Administrative Agent, in the case of Eurodollar Loans, and one Business Day's notice, in the case of ABR Loans, specifying the date and amount of prepayment and whether the prepayment is of Eurodollar Loans, ABR Loans or a combination thereof, and, if of a combination thereof, the amount allocable to each. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. If any such notice is given, the amount specified in such notice shall be due and payable on the date specified therein, together with any amounts payable pursuant to subsection 2.16. Partial prepayments shall be in a minimum aggregate principal amount of $1,000,000 or in multiples of $100,000 in excess thereof.

          (b) If on any date the Aggregate Outstanding Extensions of Credit for all Lenders exceeds the lesser of (i) the excess of the Borrowing Base then in effect over the aggregate then outstanding principal amount of the Senior Notes, or (ii) the aggregate Commitments, then, without notice or demand, the Borrower shall immediately prepay the Loans in an amount equal to such excess together with interest accrued to the date of such prepayment and any amounts payable under subsection 2.16 and, if the amount of such excess is greater than the principal amount of the Loans then outstanding, cash collateralize the Outstanding Obligations in the amount of the remainder of such excess by delivery of such amount to the Collateral Agent to be held in a cash collateral account for the benefit of the Participating Creditors (as defined in the Intercreditor Agreement) in accordance with the terms thereof.

          (c) On or prior to the 60th day after the Closing Date, the Borrower shall have established, subject to the control of the Collateral Agent, for the benefit of the Administrative Agent, the other Lenders, the Collateral Agent and the Participating Creditors under (and as defined in) the Intercreditor Agreement, a system of lockboxes and related deposit accounts into which the proceeds of all Accounts shall be deposited and forwarded to the Collateral Agent, such system to be evidenced by one or more lockbox and cash collateral agreements satisfactory to the Collateral Agent and consistent with the provisions hereof and of the Intercreditor Agreement and the Security Agreements (collectively, the "Cash Collateral Agreements"). The Borrower shall instruct all account debtors to make all payments in respect of Accounts through one or more of such lockboxes. Subject to the foregoing, until the Administrative Agent or the Collateral Agent shall have advised the Borrower to the contrary or, if earlier, the acceleration of the Loans pursuant to Section 7 hereof or Section 9 of the Senior Notes, the Borrower may and will, subject to and in a manner consistent with its customary collection practices and procedures, enforce and collect all amounts owing on the Accounts, on behalf of the Administrative Agent and the Collateral Agent, at the expense of the Borrower. Any checks, cash, notes or other instruments or property that, notwithstanding the establishment of such lockbox system, are received by the Borrower with respect to any Accounts shall be immediately turned over to the lockbox banks with which such lockbox accounts are maintained (with proper assignments or endorsements).

          (d) So long as no Event of Default has occurred or is continuing, all amounts received in the lockboxes and related deposit accounts pursuant to subsection 2.6(c) shall be transferred to the account of the Borrower maintained with Chemical, such transfers to be made on each Business Day in accordance with the Cash Collateral Agreements. Upon the occurrence and during the continuance of an Event of Default, all amounts received by the Collateral Agent pursuant to subsection 2.6(c) shall, at the request of the Administrative Agent or the Required Lenders be credited as a prepayment of the then outstanding Loans, and shall, in accordance with subsection 2.6(e), be applied first to the Loans that are ABR Loans and second to the Loans that are Eurodollar Loans, provided, however, that upon and after the earlier of the Liquidity Account Trigger Event (as defined in the Intercreditor Agreement) or receipt by the Collateral Agent of notice that any or all of the Outstanding Obligations (as defined in the Intercreditor Agreement) have been declared due and payable pursuant to the acceleration provisions of Section 7 hereof or Section 9 of the Senior Notes, all amounts received in the lockboxes and related deposit accounts pursuant to subsection 2.6(c) shall be deposited in the Collateral Accounts under and in accordance with the Intercreditor Agreement. In the event that a Liquidity Triggering Event has occurred and thereafter there shall no longer exist any Payment Default or Financial Covenant Default which gave rise to such Liquidity Triggering Event, but any other Event of Default shall be continuing, all amounts received by the Collateral Agent pursuant to subsection 2.6(c) shall, at the request of the Administrative Agent or the Required Lenders be credited as a prepayment of the then outstanding Loans.

          (e) No checks, drafts or other instruments received in the lockboxes and related deposit accounts and applied pursuant to subsection 2.6(d) shall constitute final payment to the Lenders under subsection 2.6(d) unless and until such instruments have actually been collected. The Borrower recognizes that the amounts evidenced by checks, notes, drafts or any other items of payment relating to and/or proceeds of Collateral may not be collectible on the date received. The Administrative Agent is not required to credit a repayment of the Loans hereunder for the amount of any item of payment which is unsatisfactory to the Agent. The Administrative Agent shall remit to each Lender its share, as set forth in subsection 2.12, of payments credited to repayment of the Loans under subsection 2.6(d) as soon as practicable after actual collection thereof.

          2.7 Conversion and Continuation Options. (a) The Borrower may elect from time to time to convert Eurodollar Loans to ABR Loans by giving the Administrative Agent at least two Business Days' prior irrevocable notice of such election, provided that any such conversion of Eurodollar Loans may only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert ABR Loans to Eurodollar Loans by giving the Administrative Agent at least three Business Days' prior irrevocable notice of such election. Any such notice of conversion to Eurodollar Loans shall specify the length of the initial Interest Period or Interest Periods therefor. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. All or any part of outstanding Eurodollar Loans, and ABR Loans may be converted as provided herein, provided that (i) no Loan may be converted into a Eurodollar Loan when any Event of Default has occurred and is continuing and the Administrative Agent has or the Required Lenders have determined that such a conversion is not appropriate and (ii) no Loan may be converted into a Eurodollar Loan after the date that is one month prior to the Termination Date.

          (b) Any Eurodollar Loans may be continued as such upon the expiration of the then current Interest Period with respect thereto by the Borrower giving notice to the Administrative Agent, in accordance with the applicable provisions of the term "Interest Period" set forth in subsection 1.1, of the length of the next Interest Period to be applicable to such Loans, provided that no Eurodollar Loan may be continued as such (i) when any Event of Default has occurred and is continuing and the Administrative Agent has or the Required Lenders have determined that such a continuation is not appropriate or (ii) after the date that is one month prior to the Termination Date and provided, further, that if the Borrower shall fail to give such notice or if such continuation is not permitted such Loans shall be automatically converted to ABR Loans on the last day of such then expiring Interest Period.

          2.8 Minimum Amounts and Maximum Number of Tranches. All borrowings, conversions and continuations of Loans hereunder and all selections of Interest Periods hereunder shall be in such amounts and be made pursuant to such elections so that, after giving effect thereto, the aggregate principal amount of the Loans comprising each Eurodollar Tranche shall be equal to $3,000,000 or a whole multiple of $100,000 in excess thereof. In no event shall there be more than five Eurodollar Tranches outstanding at any time.

          2.9 Interest Rates and Payment Dates. (a) Each Eurodollar Loan shall bear interest for each day during each Interest Period with respect thereto, from and including the first day of such Interest Period to but excluding the last day thereof, at a rate per annum equal to the Eurodollar Rate determined for such day plus the Applicable Margin.

          (b) Each ABR Loan shall bear interest at a rate per annum equal to the ABR plus the Applicable Margin.

          (c)  If all or a portion of (i) any principal of any Loan,
(ii) any interest payable thereon, (iii) any commitment fee or (iv) any other amount payable hereunder shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), the principal of the Loans and any such overdue interest, commitment fee or other amount shall bear interest at a rate per annum which is (x) in the case of principal, the rate that would otherwise be applicable thereto pursuant to the foregoing provisions of this subsection plus 2% or (y) in the case of any such overdue interest, commitment fee or other amount, the rate described in paragraph (b) of this subsection plus 2%, in each case from the date of such non-payment until such overdue principal, interest, commitment fee or other amount is paid in full (as well after as before judgment).

          (d) Interest shall be payable in arrears on each Interest Payment Date for the Interest Period then ended, in the case of Eurodollar Loans, and for the full calendar month first preceding such Interest Payment Date, in the case of ABR Loans, provided that interest accruing pursuant to paragraph (c) of this subsection shall be payable from time to time on demand.

          2.10 Computation of Interest and Fees. (a) Commitment fees and interest shall be calculated on the basis of a 360-day year for the actual days elapsed. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of each determination of a Eurodollar Rate. Any change in the interest rate on a Loan resulting from a change in the ABR, the Eurocurrency Reserve Requirements, the C/D Assessment Rate or the C/D Reserve Percentage shall become effective as of the opening of business on the day on which such change becomes effective. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of the effective date and the amount of each such change in interest rate.

          (b) Each determination of an interest rate by the Administrative Agent pursuant to any provision of this Agreement shall be conclusive and binding on the Borrower and the Lenders in the absence of manifest error. The Administrative Agent shall, at the request of the Borrower, deliver to the Borrower a statement showing the quotations used by the Administrative Agent in determining any interest rate pursuant to subsection 2.9(a) or (c).

         2.11 Inability to Determine Interest Rate. If prior to the first day of any Interest Period:

          (a) the Administrative Agent shall have determined (which determination shall be conclusive and binding upon the Borrower) that, by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period, or

          (b) the Administrative Agent shall have received notice from the Required Lenders that the Eurodollar Rate determined or to be determined for such Interest Period will not adequately and fairly reflect the cost to such Lenders (as conclusively certified by such Lenders) of making or maintaining their affected Loans during such Interest Period, the Administrative Agent shall give telecopy or telephonic notice thereof to the Borrower and the Lenders as soon as practicable thereafter. If such notice is given (x) any Eurodollar Loans requested to be made on the first day of such Interest Period shall be made as ABR Loans, (y) any Loans that were to have been converted on the first day of such Interest Period to Eurodollar Loans shall be converted to or continued as ABR Loans and (z) any outstanding Eurodollar Loans shall be converted, on the first day of such Interest Period, to ABR Loans. Until such notice has been withdrawn by the Administrative Agent, no further Eurodollar Loans shall be made or continued as such, nor shall the Borrower have the right to convert Loans to Eurodollar Loans.

          2.12 Pro Rata Treatment and Payments. (a) Each borrowing by the Borrower from the Lenders hereunder, each payment by the Borrower on account of any commitment fee or amendment fee hereunder and any reduction of the Commitments of the Lenders shall be made pro rata according to the respective Commitment Percentages of the Lenders. Each payment (including each prepayment) by the Borrower on account of principal of and of interest on the Loans shall be made pro rata according to the respective outstanding principal amounts of the Loans then held by the Lenders. All payments (including prepayments) to be made by the Borrower hereunder, whether on account of principal, interest, fees or otherwise, shall be made without set off or counterclaim and shall be made prior to 12:00 noon, New York City time, on the due date thereof to the Administrative Agent, for the account of the Lenders, at the Administrative Agent's office specified in subsection 9.2, in Dollars and in immediately available funds. The Administrative Agent shall distribute such payments to the Lenders promptly upon receipt in like funds as received. If any payment hereunder becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

          (b) Unless the Administrative Agent shall have been notified in writing by any Lender at least one Business Day prior to a borrowing that such Lender will not make the amount that would constitute its Commitment Percentage of such borrowing available to the Administrative Agent, the Administrative Agent may assume that such Lender is making such amount available to the Administrative Agent, and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is not made available to the Administrative Agent by the required time on the Borrowing Date therefor, such Lender shall pay to the Administrative Agent, on demand, such amount with interest thereon at a rate equal to the daily average Federal Funds Effective Rate (or, if such Lender has not notified the Administrative Agent of such failure to make such amount available at least one Business Day prior to such borrowing, at the rate per annum applicable to ABR Loans hereunder) for the period until such Lender makes such amount immediately available to the Administrative Agent. A certificate of the Administrative Agent submitted to any Lender with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error. If such Lender's Commitment Percentage of such borrowing is not made available to the Administrative Agent by such Lender within three Business Days of such Borrowing Date, the Administrative Agent shall also be entitled to recover such amount with interest thereon at the rate per annum applicable to ABR Loans hereunder, on demand, from the Borrower.

          2.13 Illegality. Notwithstanding any other provision herein, if the adoption of or any change in, in either case after the date hereof, any Requirement of Law or in the interpretation or application thereof shall make it unlawful for any Lender to make or maintain Eurodollar Loans as contemplated by this Agreement, (a) the commitment of such Lender hereunder to make Eurodollar Loans, continue Eurodollar Loans as such and convert ABR Loans to Eurodollar Loans shall forthwith be cancelled and (b) such Lender's Loans then outstanding as Eurodollar Loans, if any, shall be converted automatically to ABR Loans on the respective last days of the then current Interest Periods with respect to such Loans or within such earlier period as required by law. If any such conversion of a Eurodollar Loan occurs on a day which is not the last day of the then current Interest Period with respect thereto, the Borrower shall pay to such Lender such amounts, if any, as may be required pursuant to subsection 2.16.

          2.14 Requirements of Law. (a) If the adoption of or any change in, in either case after the date hereof, any Requirement of Law or in the interpretation or application thereof or compliance by any Lender with any request or directive (whether or not having the force of law) from any central bank or other Governmental Authority made subsequent to the date hereof:

                      (i) shall subject any Lender to any tax of any kind whatsoever with respect to this Agreement, any Bank Note, any Letter of Credit, any Application, or any Eurodollar Loan made by it, or change the basis of taxation of payments to such Lender in respect thereof (except for Non-Excluded Taxes covered by subsection 2.15 and changes in the rate of tax on the overall net income of such Lender);

                     (ii) shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of such Lender which is not otherwise included in the determination of the Eurodollar Rate hereunder; or

                    (iii) shall impose on such Lender any other condition; and the result of any of the foregoing is to increase the cost to such Lender, by an amount which such Lender deems to be material, of making, converting into, continuing or maintaining Eurodollar Loans or issuing or participating in Letters of Credit or to reduce any amount receivable hereunder in respect thereof, then, in any such case, the Borrower shall promptly pay such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduced amount receivable.

          (b) If any Lender shall have determined that the adoption of or any change in any Requirement of Law regarding capital adequacy or in the interpretation or application thereof occurring after the date hereof or compliance by such Lender or any corporation controlling such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) from any Governmental Authority made subsequent to the date hereof shall have the effect of reducing the rate of return on such Lender's or such corporation's capital as a consequence of its obligations hereunder or under any Letter of Credit to a level below that which such Lender or such corporation could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or such corporation's policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, the Borrower shall promptly pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction.

          (c) If any Lender becomes entitled to claim any additional amounts pursuant to this subsection, it shall promptly notify the Borrower (with a copy to the Administrative Agent) of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to this subsection submitted by such Lender to the Borrower (with a copy to the Administrative Agent), which specifies in reasonable detail the basis for such claim and the calculation of such additional amount shall be conclusive in the absence of manifest error. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

          2.15 Taxes. (a) All payments made by the Borrower under this Agreement and any Bank Notes shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding net income taxes and franchise taxes (imposed in lieu of net income taxes) imposed on the Administrative Agent or any Lender as a result of a present or former connection between the Administrative Agent or such Lender and the jurisdiction of the Governmental Authority imposing such tax or any political subdivision or taxing authority thereof or therein (other than any such connection arising solely from the Administrative Agent or such Lender having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or any Bank Note). If any such non-excluded taxes, levies, imposts, duties, charges, fees deductions or withholdings ("Non-Excluded Taxes") are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder or under any Bank Note, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement, provided, however, that the Borrower shall not be required to increase any such amounts payable to any Lender that is not organized under the laws of the United States of America or a state thereof if such Lender fails to comply with the requirements of paragraph (b) of this subsection. Whenever any Non-Excluded Taxes are payable by the Borrower, as promptly as possible thereafter the Borrower shall send to the dministrative Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Non-Excluded Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender as a result of any such failure. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

          (b) Each Lender that is not incorporated under the laws of the United States of America or a state thereof shall:

                      (i)  deliver to the Borrower and the
Administrative Agent (A) two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, or successor applicable form, as the case may be, and (B) an Internal Revenue Service Form W-8 or W-9, or successor applicable form, as the case may be;
                     (ii)  deliver to the Borrower and the
Administrative Agent two further copies of any such form or certification on or before the date that any such form or certification expires or becomes obsolete and after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower; and

                    (iii) obtain such extensions of time for filing and complete such forms or certifications as may reasonably be requested by the Borrower or the Administrative Agent;

unless in any such case an event occurring after the Closing Date (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required (but after, in the case of any Assignee (as defined in subsection 9.6) that became a Lender after the Closing Date, the date on which such Assignee became a Lender) which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender so advises the Borrower and the Administrative Agent. Such Lender shall certify (i) in the case of a Form 1001 or 4224, that it is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes and (ii) in the case of a Form W-8 or W-9, that it is entitled to an exemption from United States backup withholding tax. Each Person that shall become a Lender or a Participant pursuant to subsection 9.6 shall, upon the effectiveness of the related transfer, be required to provide all of the forms and statements required pursuant to this subsection, provided that in the case of a Participant such Participant shall furnish all such required forms and statements to the Lender from which the related participation shall have been purchased.

          2.16 Indemnity. The Borrower agrees to indemnify each Lender and to hold each Lender harmless from any loss or expense which such Lender may sustain or incur as a consequence of (a) default by the Borrower in making a borrowing of, conversion into or continuation of Eurodollar Loans after the Borrower has given a notice requesting the same in accordance with the provisions of this Agreement, (b) default by the Borrower in making any prepayment after the Borrower has given a notice thereof in accordance with the provisions of this Agreement or
(c) the making of a prepayment of Eurodollar Loans on a day which is not the last day of an Interest Period with respect thereto, including, without limitation, pursuant to the provisions of subsection 2.6(d). Such indemnification may include an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, converted or continued, for the period from the date of such prepayment or of such failure to borrow, convert or continue to the last day of such Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Loans provided for herein (excluding, however, the Applicable Margin included therein, if any) over (ii) the amount of interest (as reasonably determined by such Lender) which would have accrued to such Bank on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank eurodollar market. This covenant shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.


                  SECTION 3.  LETTERS OF CREDIT

     3.1 L/C Commitment. (a) Subject to the terms and conditions hereof, the Issuing Bank, in reliance on the agreements of the other Lenders set forth in subsection 3.4(a), agrees to issue letters of credit ("Letters of Credit") for the account of the Borrower on any Business Day during the period from and including the Closing Date to and including the date which is five Business Days prior to the Termination Date in such form as may be approved from time to time by the Issuing Bank; provided that the Issuing Bank shall have no obligation to issue any Letter of Credit if, after giving effect to such issuance, either (a) the sum of (i) the Aggregate Outstanding Extensions of Credit, (ii) the aggregate principal amount of the Senior Notes outstanding would exceed the Borrowing Base then in effect or (b) the Aggregate Outstanding Extensions of Credit would exceed the Commitments then in effect.

     (b)  Each Letter of Credit shall:

          (i) be denominated in Dollars and shall be either (1) a standby letter of credit issued to support obligations of the Borrower, contingent or otherwise, in the ordinary course of business (a "Standby Letter of Credit"), or (2) a commercial letter of credit issued in respect of the purchase of goods or services by the Borrower and its Subsidiaries in the ordinary course of business (a "Commercial Letter of Credit"); and

          (ii) expire no later than the earlier of the Termination Date and the date which is the first anniversary of the date of issuance thereof.

     (c) Each Letter of Credit shall be subject to the Uniform Customs and, to the extent not inconsistent therewith, the laws of the State of New York.

     (d) The Issuing Bank shall not at any time be obligated to issue any Letter of Credit hereunder if such issuance would conflict with, or cause the Issuing Bank or any L/C Participant to exceed any limits imposed by, any applicable Requirement of Law.

    3.2  Procedure for Issuance of Letters of Credit.

     The Borrower may from time to time request that the Issuing Bank issue a Letter of Credit by delivering to the Issuing Bank at its address for notices specified herein an Application therefor, completed to the satisfaction of the Issuing Bank, and such other certificates, documents and other papers and information as the Issuing Bank may reasonably request. Upon receipt of any Application, the Issuing Bank will process such Application and the certificates, documents and other papers and information delivered to it in connection therewith in accordance with its customary procedures and shall promptly issue the Letter of Credit requested thereby (but in no event shall the Issuing Bank be required to issue any Letter of Credit earlier than three Business Days after its receipt of the Application therefor and all such other certificates, documents and other papers and information relating thereto) by issuing the original of such Letter of Credit to the beneficiary thereof or as otherwise may be agreed by the Issuing Bank and the Borrower. The Issuing Bank shall furnish a copy of such Letter of Credit to the Borrower promptly following the issuance thereof.

     3.3  Fees, Commissions and Other Charges.

     (a) The Borrower shall pay to the Administrative Agent, for the account of the L/C Participants and the Issuing Bank, quarterly in arrears, on each L/C Payment Date, a letter of credit commission with respect to each Letter of Credit calculated at the rate per annum equal to the Applicable Margin for Eurodollar Loans then in effect applied to the face amount of such Letter of Credit or, if less, the average daily undrawn portion thereof during the quarter for which such commission is payable. Such fee shall be payable to the L/C Participants and the Issuing Bank to be shared ratably among them in accordance with their respective Commitment Percentages. Such letter of credit fee shall be nonrefundable when paid.

     (b) The Borrower shall pay to the Administrative Agent, for the account of the Issuing Bank, quarterly in arrears on each L/C Payment Date, a letter of credit fronting fee with respect to each Letter of Credit, calculated at the rate per annum equal to 1/4 of 1% applied to the face amount of such Letter of Credit or, if less, the average daily undrawn portion thereof during the quarter for which such commission is payable. Such fronting fee shall be nonrefundable when paid.

     (c) In addition to the foregoing fees and commissions, the Borrower shall pay or reimburse the Issuing Bank for such normal and customary costs and expenses as are incurred or charged by the Issuing Bank in issuing, effecting payment under, amending or otherwise administering any Letter of Credit.

     (d) The Administrative Agent shall, promptly following its receipt thereof, distribute to the Issuing Bank and the L/C Participants all fees and commissions received by the Administrative Agent for their respective accounts pursuant to this subsection.

     3.4  L/C Participations.

     (a) The Issuing Bank irrevocably agrees to grant and hereby grants to each L/C Participant, and, to induce the Issuing Bank to issue Letters of Credit hereunder, each L/C Participant irrevocably agrees to accept and purchase and hereby accepts and purchases from the Issuing Bank, on the terms and conditions hereinafter stated, for such L/C Participant's own account and risk an undivided interest equal to such L/C Participant's Commitment Percentage in the Issuing Bank's obligations and rights under each Letter of Credit issued hereunder and the amount of each draft paid by the Issuing Bank thereunder. Each L/C Participant unconditionally and irrevocably agrees with the Issuing Bank that, if a draft is paid under any Letter of Credit for which the Issuing Bank is not reimbursed in full by the Borrower in accordance with the terms of this Agreement, such L/C Participant shall pay to the Issuing Bank upon demand at the Issuing Bank's address for notices specified herein an amount equal to such L/C Participant's Commitment Percentage of the amount of such draft, or any part thereof, which is not so reimbursed.

     (b) If any amount required to be paid by any L/C Participant to the Issuing Bank pursuant to subsection 3.4(a) in respect of any unreimbursed portion of any payment made by the Issuing Bank under any Letter of Credit is paid to the Issuing Bank within three Business Days after the date such payment is due, such L/C Participant shall pay to the Issuing Bank on demand an amount equal to the product of (i) such amount, times (ii) the daily average Federal funds rate, as quoted by the Issuing Bank, during the period from and including the date such payment is required to the date on which such payment is immediately available to the Issuing Bank, times (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. If any such amount required to be paid by any L/C Participant pursuant to subsection 3.4(a) is not in fact made available to the Issuing Bank by such L/C Participant within three Business Days after the date such payment is due, the Issuing Bank shall be entitled to recover from such L/C Participant, on demand, such amount with interest thereon calculated from such due date at the rate per annum applicable to ABR Loans hereunder. A certificate of the Issuing Bank submitted to any L/C Participant with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error.

     (c) Whenever, at any time after the Issuing Bank has made payment under any Letter of Credit and has received from any L/C Participant its pro rata share of such payment in accordance with subsection 3.4(a), the Issuing Bank receives any payment related to such Letter of Credit (whether directly from the Borrower or otherwise, including proceeds of collateral applied thereto by the Issuing Bank), or any payment of interest on account thereof, the Issuing Bank will distribute to such L/C Participant its pro rata share thereof; provided, however, that in the event that any such payment received by the Issuing Bank shall be required to be returned by the Issuing Bank, such L/C Participant shall return to the Issuing Bank the portion thereof previously distributed by the Issuing Bank to it.

     3.5  Reimbursement Obligation of the Borrower.

     (a) The Borrower agrees to reimburse the Issuing Bank on each date on which the Issuing Bank notifies the Borrower of the date and amount of a draft presented under any Letter of Credit and paid by the Issuing Bank for the amount of (i) such draft so paid and (ii) any taxes, fees, charges or other costs or expenses incurred by the Issuing Bank in connection with such payment. Each such payment shall be made to the Issuing Bank at its address for notices specified herein in lawful money of the United States of America and in immediately available funds.

     (b) Interest shall be payable on any and all amounts remaining unpaid by the Borrower under this subsection from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full at the rate which would be payable on any outstanding ABR Loans which were then overdue.

     (c) Each drawing under any Letter of Credit shall constitute a request by the Borrower to the Administrative Agent for a borrowing pursuant to subsection 2.2 of ABR Loans in the amount of such drawing (without regard to the requirement of one Business Day prior notice of such borrowing). The Borrowing Date with respect to such borrowing shall be the date of such drawing.

     3.6  Obligations Absolute.

     (a) The Borrower's obligations under this Section 3 shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the Issuing Bank or any beneficiary of a Letter of Credit.

     (b) The Borrower also agrees with the Issuing Bank that the Issuing Bank shall not be responsible for, and the Borrower's Reimbursement Obligations under subsection 3.5(a) shall not be affected by, among other things, (i) the validity or genuineness of documents or of any endorsements thereon, even though such documents shall in fact prove to be invalid, fraudulent or forged, or (ii) any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which such Letter of Credit may be transferred or (iii) any claims whatsoever of the Borrower against any beneficiary of such Letter of Credit or any such transferee.

     (c) The Issuing Bank shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit, except for errors or omissions caused by the Issuing Bank's gross negligence or willful misconduct.

     (d) The Borrower agrees that any action taken or omitted by the Issuing Bank under or in connection with any Letter of Credit or the related drafts or documents, if done in the absence of gross negligence or willful misconduct and in accordance with the standards of care specified in the Uniform Commercial Code of the State of New York, shall be binding on the Borrower and shall not result in any liability of the Issuing Bank to the Borrower.

     3.7.  Letter of Credit Payments.

     If any draft shall be presented for payment under any Letter of Credit, the Issuing Bank shall promptly notify the Borrower of the date and amount thereof. The responsibility of the Issuing Bank to the Borrower in connection with any draft presented for payment under any Letter of Credit shall, in addition to any payment obligation expressly provided for in such Letter of Credit, be limited to determining that the documents (including each draft) delivered under such Letter of Credit in connection with such presentment are in conformity with such Letter of Credit.

     3.8.  Application.

     To the extent that any provision of any Application related to any Letter of Credit is inconsistent with the provisions of this Section 3, the provisions of this Section 3 shall apply.


            SECTION 4.  REPRESENTATIONS AND WARRANTIES

          To induce the Administrative Agent and the Lenders to enter into this Agreement and to make the Loans and issue or participate in the Letters of Credit, the Borrower hereby represents and warrants to the Administrative Agent and each Lender that:

            4.1 Corporate Power; Authorization; Enforceable Obligations. The Borrower has the corporate power and authority, and the legal right, to make, deliver and perform the Loan Documents to which it is a party and to borrow hereunder and has taken all necessary corporate action to authorize the borrowings on the terms and conditions of this Agreement and any Bank Notes and to authorize the execution, delivery and performance of the Loan Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of the Loan Documents to which the Borrower is a party, other than such authorizations, filings or consents that have been obtained prior to the Closing Date and are in full force and effect. This Agreement has been, and each other Loan Document to which it is a party will be, duly executed and delivered on behalf of the Borrower. This Agreement constitutes, and each other Loan Document to which it is a party when executed and delivered will constitute, a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.

          4.2 No Legal Bar. The execution, delivery and performance of the Loan Documents to which the Borrower is a party, the borrowings hereunder and the use of the proceeds thereof will not violate any Requirement of Law or Contractual Obligation of the Borrower or of any of its Subsidiaries and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any such Requirement of Law or Contractual Obligation.

          4.3 Purpose of Loans. The proceeds of the Loans shall be used by the Borrower (i) for refinancing its existing working capital credit facilities and other existing Debt, (ii) to finance its ongoing working capital requirements in the ordinary course of business, (iii) for general corporate purposes in the ordinary course of business and
(iv) to provide letters of credit in the ordinary course of business.

          4.4 Representations and Warranties in Schedule II. Each of the representations and warranties set forth in Schedule II is true and correct.


                 SECTION 5.  CONDITIONS PRECEDENT

          5.1 Conditions to Initial Extension of Credit. The agreement of each Lender to make the initial extension of credit requested to be made by it is subject to the satisfaction, immediately prior to or concurrently with the making of such extension of credit on the Closing Date, of the following conditions precedent:

          (a) Loan Documents. The Administrative Agent shall have received, or, with respect to items (ii) through (vii), the Collateral Agent shall have received, (i) this Agreement, executed and delivered by a duly authorized officer of the Borrower, with a counterpart for each Lender, (ii) each of the Pledge Agreements, each executed and delivered by a duly authorized officer of the party thereto, with a counterpart or a conformed copy for each Lender, (iii) each of the Guarantees, each executed and delivered by a duly authorized officer of the party thereto, with a counterpart or a conformed copy for each Lender, (iv) each of the Security Agreements, each executed and delivered by a duly authorized officer of the party thereto, with a counterpart or a conformed copy for each Lender and (v) each of the Mortgages, each executed and delivered by a duly authorized officer of the party thereto, with a counterpart or a conformed copy for each Lender.

          (b) Corporate Proceedings of the Borrower. The Administrative Agent shall have received, with a counterpart for each Lender, a copy of the resolutions, in form and substance satisfactory to the Administrative Agent, of the Board of Directors of the Borrower authorizing (i) the execution, delivery and performance of this Agreement and the other Loan Documents to which it is a party, (ii) the borrowings contemplated hereunder and (iii) the granting by it of the Liens created pursuant to the Borrower Security Documents, certified by the Secretary or an Assistant Secretary of the Borrower as of the Closing Date, which certificate shall be in form and substance satisfactory to the Administrative Agent and shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded.

          (c) Borrower Incumbency Certificate. The Administrative Agent shall have received, with a counterpart for each Lender, a Certificate of the Borrower, dated the Closing Date, as to the incumbency and signature of the officers of the Borrower executing any Loan Document satisfactory in form and substance to the Administrative Agent, executed by the President or any Vice President and the Secretary or any Assistant Secretary of the Borrower.

          (d) Corporate Proceedings of the Parent. The Administrative Agent shall have received, with a counterpart for each Lender, a copy of the resolutions, in form and substance satisfactory to the Administrative Agent, of the Board of Directors of the Parent authorizing (i) the execution, delivery and performance of the Loan Documents to which the Parent is a party and (ii) the granting by it of the Liens created pursuant to the Parent Security Documents, certified by the Secretary or an Assistant Secretary of the Parent as of the Closing Date, which certificate shall be in form and substance satisfactory to the Administrative Agent and shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded.

          (e) Parent Incumbency Certificate. The Administrative Agent shall have received, with a counterpart for each Lender, a certificate of the Parent, dated the Closing Date, as to the incumbency and signature of the officers of the Parent executing any Loan Document satisfactory in form and substance to the Administrative Agent, executed by the President or any Vice President and the Secretary or any Assistant Secretary of the Parent.

          (f) Corporate Proceedings of Subsidiaries. The Administrative Agent shall have received, with a counterpart for each Lender, a copy of the resolutions, in form and substance satisfactory to the Administrative Agent, of the Board of Directors of each Subsidiary of the Borrower which is a party to a Loan Document authorizing (i) the execution, delivery and performance of the Loan Documents to which it is a party and (ii) the granting by it of the Liens created pursuant to the Subsidiaries Security Documents to which it is a party, certified by the Secretary or an Assistant Secretary of each such Subsidiary as of the Closing Date, which certificate shall be in form and substance satisfactory to the Administrative Agent and shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded.

          (g) Subsidiary Incumbency Certificates. The Administrative Agent shall have received, with a counterpart for each Lender, a certificate of each Subsidiary of the Borrower which is a Loan Party, dated the Closing Date, as to the incumbency and signature of the officers of such Subsidiaries executing any Loan Document, satisfactory in form and substance to the Administrative Agent, executed by the President or any Vice President and the Secretary or any Assistant Secretary of each such Subsidiary.

          (h) Corporate Documents. The Administrative Agent shall have received, with a counterpart for each Lender, true and complete copies of the certificate of incorporation and by-laws of each Loan Party, certified as of the Closing Date as complete and correct copies thereof by the Secretary or an Assistant Secretary of the such Loan Party.

          (i) Borrowing Base Certificate. The Administrative Agent shall have received, with a counterpart for each Lender, a Borrowing Base Certificate of the Borrower, dated the Closing Date, executed by a Responsible Officer of the Borrower, which Borrowing Base Certificate shall demonstrate a Borrowing Base on the Closing Date equal to at least the sum of (i) the Aggregate Outstanding Extensions of Credit on the Closing Date after giving effect to the initial extensions of credit to be made on the Closing Date, (ii) the aggregate principal amount of the Senior Notes to be outstanding on the Closing Date upon the issuance thereof and (iii) $15,000,000. In addition, the Borrowing Base certificate delivered on the Closing Date shall be accompanied by a schedule showing the net book value of the Collateral included in determining the Eligible Additional Asset Amount as of September 29, 1995.

          (j) Fees. The Administrative Agent and each Lender shall have received the fees to be received by it on the Closing Date referred as agreed in writing with the Borrower.

          (k) Legal Opinions. The Administrative Agent shall have received, with a counterpart for each Lender, the following executed legal opinions:

                           (i   the executed legal opinion of Gibson,
Dunn & Crutcher counsel to the Borrower and the other Loan Parties, substantially in the form of Exhibit C-1; and

                          (ii   the executed legal opinion of Eric
Schwartz, general counsel of the Borrower, substantially in the form of Exhibit C-2;

          (l) Pledged Stock; Stock Powers. The Administrative Agent shall have received the certificates representing the shares pledged pursuant to each of the Pledge Agreements, together with an undated stock power for each such certificate executed in blank by a duly authorized officer of the pledgor thereof.

          (m) Actions to Perfect Liens. The Administrative Agent shall have received evidence in form and substance satisfactory to it that all filings, recordings, registrations and other actions, including, without limitation, the delivery on the Closing Date of duly executed financing statements on form UCC-1, necessary or, in the opinion of the Administrative Agent, desirable to perfect first priority security interests in respect of the Liens granted under the Security Documents shall have been completed, and such termination statements and pay-out letters as shall be satisfactory to the Administrative Agent.

          (n) Title Insurance Policy. The Administrative Agent shall have received in respect of each parcel covered by each Mortgage a mortgagee's title policy (or policies) or marked up unconditional binder for such insurance dated the Closing Date. Each such policy shall (i) be in an amount satisfactory to the Administrative Agent; (ii) be issued at ordinary rates; (iii) insure that the Mortgage insured thereby creates a valid first Lien on such parcel free and clear of all defects and encumbrances, except such as may be approved by the Administrative Agent; (iv) name the Administrative Agent for the benefit of the Lenders as the insured thereunder; (v) be in the form of ALTA Loan Policy - 1970 (Amended 10/17/70); (vi) contain such endorsements and affirmative coverage as the Administrative Agent may reasonably request and (vii) be issued by title companies satisfactory to the Administrative Agent (including any such title companies acting as co-insurers or reinsurers, at the option of the Administrative Agent). The Administrative Agent shall have received evidence satisfactory to it that all premiums in respect of each such policy, and all charges for mortgage recording tax, if any, have been paid.

          (o) Copies of Documents. The Administrative Agent shall have received a copy of all recorded documents referred to, or listed as exceptions to title in, the title policy or policies referred to in subsection 5.1(n) and a copy, certified by such parties as the Administrative Agent may deem appropriate, of all other documents affecting the property covered by each Mortgage.

          (p) Lien Searches. The Administrative Agent shall have received the results of a recent search by a Person satisfactory to the Administrative Agent, of the Uniform Commercial Code, judgement and tax lien filings which may have been filed with respect to personal property of the Borrower, and the results of such search shall be satisfactory to the Administrative Agent.

          (q) Existing Debt. The Administrative Agent shall have received evidence satisfactory to it that all indebtedness under the facilities listed on Schedule 5.1(q) shall have be repaid in full, such facilities shall have been terminated and all liens in connection therewith shall have been released.

          (r) Senior Notes. The Administrative Agent shall have received evidence satisfactory to it that at least $65,000,000 in aggregate principal amount of Senior Notes shall have been issued on terms satisfactory to the Administrative Agent and the proceeds thereof received by the Borrower.

          (s) Intercreditor Agreement. The Administrative Agent shall have received the Intercreditor Agreement, duly executed by the parties thereto, and all documents and instruments required to be deliver, and all actions required to be taken, on the Closing Date in connection therewith shall have been so delivered or taken.

          (t) Examination. The Administrative Agent or its representatives shall have conducted an examination of the Borrower's assets, liabilities and books and records in form and scope satisfactory to it and shall be satisfied with the results thereof.

          (u) Appraisal. The Administrative Agent and each Lender shall have received an appraisal conducted by Murray Devine & Co. of assets selected by the Administrative Agent, in form and scope satisfactory to the Administrative Agent and each Lender, and shall be satisfied with the results thereof.

          (v) Environmental Report. The Administrative Agent and each Lender shall have received an environment study of the properties of the Borrower and its Subsidiaries, in form and scope satisfactory to the Administrative Agent and the Lenders and prepared by a Person acceptable to them, and shall be satisfied with the results thereof.

          (w) Financial Information. The Administrative Agent shall have received (i) consolidated balance sheets of the Parent as at the end of each of the three most recently ended fiscal years of the Parent and the related statements of income and retained earnings and cash flows for such years, such consolidated financial statements to be certified by an independent certified public accounting firm acceptable to the Administrative Agent, (ii) quarterly income statements, balance sheets and cash flow projections for fiscal year 1996 of the Borrower, and annual such projections for each successive fiscal year through 2001, and (iii) such other reports, management letters and other materials requested by the Administrative Agent, and in each case shall be satisfied therewith.

          (aa) Cash Balance. The Administrative Agent shall have received evidence satisfactory to it that the aggregate amount of cash and Cash Equivalents of the Borrower and its Subsidiaries, determined as of the last day of the fiscal quarter ended September 29, 1995, on a pro forma basis after giving effect to the initial extensions of credit hereunder, shall not be less than $20,000,000.

          5.2 Conditions to Each Extension of Credit. The agreement of each Lender to make any extension of credit requested to be made by it on any date (including, without limitation, its initial extension of credit ) is subject to the satisfaction of the following conditions precedent:

          (a) Representations and Warranties. Each of the representations and warranties made by the Borrower and in or pursuant to the Loan Documents shall be true and correct in all material respects on and as of such date as if made on and as of such date, unless such representations and warranties expressly speak only as of another specified date, in which case such representations and warranties shall be true and correct in all material respects as of such specified date.

          (b) No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the extension of credit requested to be made on such date.

          (c) Additional Matters. All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement and the other Loan Documents shall be satisfactory in form and substance to the Administrative Agent, and the Administrative Agent shall have received such other documents and legal opinions in respect of any aspect or consequence of the transactions contemplated hereby or thereby as it shall reasonably request.

Each borrowing by and Letter of Credit issued on behalf of the Borrower hereunder shall constitute a representation and warranty by the Borrower as of the date thereof that the conditions contained in this subsection have been satisfied.


                      SECTION 6.  COVENANTS

          The Borrower hereby agrees that, so long as the Commitments remain in effect, any Letter of Credit remains outstanding or any amount is owing to any Lender or the Administrative Agent hereunder or under any other Loan Document, the Borrower (a) shall, and (except in the case of delivery of financial information, reports and notices) shall cause each of its Subsidiaries to, observe and perform each and every one of the covenants set forth in Schedule III, which covenants are hereby incorporated by reference herein.


                  SECTION 7.  EVENTS OF DEFAULT

          If any of the following events shall occur and be continuing:

          (a) The Borrower shall fail to pay any principal of any Loan or any Reimbursement Obligation when due in accordance with the terms thereof or hereof; or the Borrower shall fail to pay any interest on any Loan, or any other amount payable hereunder, within five Business Days after any such interest or other amount becomes due in accordance with the terms thereof or hereof; or

           (b) Any representation or warranty made or deemed made by the Borrower in subsection 4.1, 4.2 or 4.3 shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

           (c) the Borrower shall default in the observance or performance of any other agreement contained in this Agreement (other than the covenants contained in Section 6 and other than as provided in paragraphs (a) and (b) of this Section), and such default shall continue unremedied for a period of 30 days; or

          (d) there shall occur any "Event of Default" (as such term is defined in Schedule IV); or

          (e) there shall occur a "Change of Control" (as such term is defined in Schedule I);

then, and in any such event, (A) if such event is an Event of Default specified in clause (i) or (ii) of paragraph (g) or (h) of Schedule IV with respect to the Borrower, automatically the Commitments shall immediately terminate and the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement (including, without limitation, all amounts of L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder) shall immediately become due and payable, and (B) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and
(ii) with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower, declare the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement (including, without limitation, all amounts of L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder) to be due and payable forthwith, whereupon the same shall immediately become due and payable.

     With respect to all Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to the preceding paragraph, the Borrower shall at such time deposit in the Cash Collateral Accounts under the Intercreditor Agreement in an amount equal to the aggregate then undrawn and unexpired amount of such Letters of Credit, to be applied as set forth in the Intercreditor Agreement.

     Except as expressly provided above in this Section, presentment, demand, protest and all other notices of any kind are hereby expressly waived.


               SECTION 8.  THE ADMINISTRATIVE AGENT

          8.1 Appointment. Each Lender hereby irrevocably designates and appoints the Administrative Agent as the agent of such Lender under this Agreement and the other Loan Documents, and each such Lender irrevocably authorizes the Administrative Agent, in such capacity, to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

          8.2 Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys in-fact selected by it with reasonable care.

          8.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except for its or such Person's own gross negligence or willful misconduct) or (ii) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

          8.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Bank Note, writing, resolution, notice, consent, certificate, affidavit, letter, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Bank Note as the owner thereof for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the other Loan Documents in accordance with a request of the Required Lenders, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Loans.

          8.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

          8.6 Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower and any report delivered pursuant to subsection 9.8, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and made its own decision to make its Loans hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and without reliance on any report delivered pursuant to subsection 9.8, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

          8.7 Indemnification. The Lenders agree to indemnify the Administrative Agent in its capacity as such (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought (or, if indemnification is sought after the date upon which the Commitments shall have terminated and the Loans shall have been paid in full, ratably in accordance with their Commitment Percentages immediately prior to such date), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Loans) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of, the Commitments, this Agreement, any of the other Loan Documents or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the Administrative Agent's gross negligence or willful misconduct. The agreements in this subsection shall survive the payment of the Loans and all other amounts payable hereunder.

          8.8 Administrative Agent in Its Individual Capacity. The Administrative Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not the Administrative Agent hereunder and under the other Loan Documents. With respect to the Loans made by it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Loan Documents as any Lender and may exercise the same as though it were not the Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

          8.9 Successor Administrative Agent. The Administrative Agent may resign as Administrative Agent upon 10 days' notice to the Lenders. In addition, at any time that the Administrative Agent no longer has any Commitments hereunder, no Letters of Credit issued by it are outstanding hereunder and no amount payable to it is outstanding hereunder, the Required Lenders may elect to replace such Administrative Agent. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Loan Documents, or if the Required Lenders elect to replace the Administrative Agent under the circumstances described above, then the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders, which successor agent shall be subject to approval by the Borrower (not to be unreasonably withheld), whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term "Administrative Agent" shall mean such successor agent effective upon such appointment and approval, and the former Administrative Agent's rights, powers and duties as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement or any holders of the Loans. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of this Section 8 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Loan Documents.


                    SECTION 9.  MISCELLANEOUS

          9.1 Amendments and Waivers. Neither this Agreement nor any other Loan Document, nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this subsection. The Required Lenders may, or, with the written consent of the Required Lenders, the Administrative Agent may, from time to time, (a) enter into with the Borrower written amendments, supplements or modifications hereto and to the other Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lenders or of the Borrower hereunder or thereunder or (b) waive, on such terms and conditions as the Required Lenders or the Administrative Agent, as the case may be, may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences; provided, however, that no such waiver and no such amendment, supplement or modification shall (i) reduce the amount or extend the scheduled date of maturity of any Loan or of any installment thereof, or reduce the stated rate of any interest or fee payable hereunder or extend the scheduled date of any payment thereof or increase the amount or extend the expiration date of any Lender's Commitment, in each case without the consent of each Lender affected thereby, or (ii) amend, modify or waive any provision of this subsection or reduce the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Agreement and the other Loan Documents, or release any material item or portion of Collateral (other than pursuant to the terms of the Intercreditor Agreement or the applicable Security Document) or increase any of the percentage amounts representing advance rates set forth in clauses (i) through (v) of the definition of Borrowing Base, in each case without the written consent of all the Lenders, or (iii) amend, modify or waive any provision of
Section 8 without the written consent of the then Administrative Agent, or (iv) amend, modify or waive any provision of Section 3 without the written consent of the then Issuing Bank; and provided, further, that
(i) any amendment or waiver at any time of any provision contained in Schedules I, II, III or IV shall require the consent of the Majority Creditors and (ii) the amendments and modifications to the Credit Agreement set forth in subsection 7.4 of the Intercreditor Agreement are subject to prior written consent of Purchasers holding Voting Purchase Agreement Obligations representing a majority of the Voting Purchase Agreement Obligations as set forth therein. Any such waiver and any such amendment, supplement or modification shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the Administrative Agent and all future holders of the Loans. In the case of any waiver, the Borrower, the Lenders and the Administrative Agent shall be restored to their former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right consequent thereon.

          9.2 Notices. All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing (including by facsimile transmission) and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made (a) in the case of delivery by hand, when delivered, (b) in the case of delivery by mail, three days after being deposited in the mails, postage prepaid, or (c) in the case of delivery by facsimile transmission, when sent and receipt has been confirmed, addressed as follows in the case of the Borrower and the Administrative Agent, and as set forth in Schedule I in the case of the other parties hereto, or to such other address as may be hereafter notified by the respective parties hereto:

    The Borrower:             IT Corporation
                              23456 Hawthorne Boulevard
                              Torrance, CA 90505
                              Attention: Anthony J DeLuca
                              Fax: 310-791-4770

    The Administrative Agent: Chemical Bank
                              633 Third Avenue, 7th Floor
                              New York, New York  10017
                              Attention: Credit Deputy
                              Fax: 212-622-5271

provided that any notice, request or demand to or upon the Administrative Agent or the Lenders pursuant to subsection 2.2, 2.4, 2.6, 2.7 or 2.12 shall not be effective until received.

          9.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Lender, any right, remedy, power or privilege hereunder or under the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

          9.4 Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Loan Documents and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement and the making of the Loans hereunder.

          9.5 Payment of Expenses and Taxes. The Borrower agrees (a) to pay or reimburse the Administrative Agent for all its out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Agreement and the other Loan Documents and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent and all out-of-pocket costs and expenses incurred in connection with the preparation of its field examinations of the Borrower (including in its capacity as Collateral Agent), (b) to pay or reimburse each Lender and the Administrative Agent for all its out-of-pocket costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement, the other Loan Documents and any such other documents, including, without limitation, the fees and disbursements of counsel (including the allocated fees and expenses of in-house counsel) to each Lender and of counsel to the Administrative Agent (it being understood that such costs and expenses include, without limitation, costs and expenses incurred by the Lenders and the Administrative Agent in connection herewith during the continuance of an Event of Default),
(c) to pay, indemnify, and hold each Lender and the Administrative Agent harmless from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement, the other Loan Documents and any such other documents, and (d) to pay, indemnify, and hold each Lender and the Administrative Agent harmless from and against any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement, the other Loan Documents and any such other documents, including, without limitation, any of the foregoing relating to the violation of, noncompliance with or liability under, any Environmental Law applicable to the operations of the Borrower, any of its Subsidiaries or any of the Properties (all the foregoing in this clause (d), collectively, the "indemnified liabilities"), provided, that the Borrower shall have no obligation hereunder to the Administrative Agent or any Lender with respect to indemnified liabilities arising from (i) the gross negligence or willful misconduct of the Administrative Agent or any such Lender or
(ii) legal proceedings commenced against the Administrative Agent or any such Lender by any security holder or creditor thereof arising out of and based upon rights afforded any such security holder or creditor solely in its capacity as such. The agreements in this subsection shall survive repayment of the Loans and all other amounts payable hereunder.

          9.6  Successors and Assigns; Participations and Assignments.
(a) This Agreement shall be binding upon and inure to the benefit of the Borrower, the Lenders, the Administrative Agent and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender.

          (b) Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Commitment of such Lender or any other interest of such Lender hereunder and under the other Loan Documents. In the event of any such sale by a Lender of a participating interest to a Participant, such Lender's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Lender shall remain solely responsible for the performance thereof, such Lender shall remain the holder of any such Loan for all purposes under this Agreement and the other Loan Documents, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the other Loan Documents. The Borrower agrees that if amounts outstanding under this Agreement are due or unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall, to the maximum extent permitted by applicable law, be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement, provided that, in purchasing such participating interest, such Participant shall be deemed to have agreed to share with the Lenders the proceeds thereof as provided in subsection 9.7(a) as fully as if it were a Lender hereunder. The Borrower also agrees that each Participant shall be entitled to the benefits of subsections 2.14, 2.15, 2.16 with respect to its participation in the Commitments and the Loans outstanding from time to time as if it was a Lender; provided that (i) in the case of subsection 2.15, such Participant shall have complied with the requirements of said subsection, (ii) no Participant shall be entitled to receive any greater amount pursuant to any such subsection than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such Participant had no such transfer occurred and (iii) no Participant shall have any voting or consent rights hereunder or under the applicable participation agreement with respect thereto, except with respect to amendments or modifications described in clause (i) of the proviso to subsection 9.1 which directly affect such Participant, such limitations to be incorporated in each participation agreement evidencing a sale to a Participant hereunder. Each Lender agrees to notify the Borrower and the Administrative Agent of each sale of a Participation to an entity not organized in the United States or any subsidiary of such an entity, and the Borrower shall have the right to consent to such participation, such consent not to be unreasonably withheld.

          (c) Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time and from time to time assign to any Lender or any affiliate thereof or, with the consent of the Borrower and the Administrative Agent (which in each case shall not be unreasonably withheld), to an additional bank or financial institution ("an Assignee") all or any part of its rights and obligations under this Agreement and the other Loan Documents pursuant to an Assignment and Acceptance, substantially in the form of Exhibit E, executed by such Assignee, such assigning Lender (and, in the case of an Assignee that is not then a Lender or an affiliate thereof, by the Borrower and the Administrative Agent) and delivered to the Administrative Agent for its acceptance and recording in the Register, provided, that (i) in the case of any such assignment to an additional bank or financial institution, the sum of the aggregate principal amount of the Loans, the aggregate amount of the L/C Obligations and the aggregate amount of the Available Commitments being assigned and, if such assignment is of less than all of the rights and obligations of the assigning Lender, the sum of the aggregate principal amount of the Loans, the aggregate amount of the L/C Obligations and the aggregate amount of the Available Commitments remaining with the assigning Lender are each not less than $5,000,000 (or such lesser amount as may be agreed to by the Borrower and the Administrative Agent) and (ii) after giving effect to an assignment by the Lender that is the Administrative Agent, other than an assignment of all of the rights and obligations of such Lender, the sum of the aggregate principal amount of the Loans, the aggregate amount of the L/C Obligations and the aggregate amount of the Available Commitments remaining with such Lender is at least equal to the next highest such sum remaining with any other Lender. Upon such execution, delivery, acceptance and recording, from and after the effective date determined pursuant to such Assignment and Acceptance,
(x) the Assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder with a Commitment as set forth therein, and (y) the assigning Lender thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such assigning Lender shall cease to be a party hereto). Notwithstanding any provision of this paragraph (c) and paragraph (e) of this subsection, the consent of the Borrower shall not be required, and, unless requested by the Assignee and/or the assigning Lender, new Bank Notes shall not be required to be executed and delivered by the Borrower, for any assignment which occurs at any time when any of the events described in paragraph (g) or (h) of Schedule IV shall have occurred and be continuing.

          (d) The Administrative Agent, on behalf of the Borrower, shall maintain at the address of the Administrative Agent referred to in subsection 10.2 a copy of each Assignment and Acceptance delivered to it and a register (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Administrative Agent and the Lenders may (and, in the case of any Loan or other obligation hereunder not evidenced by a Bank Note, shall) treat each Person whose name is recorded in the Register as the owner of a Loan or other obligation hereunder as the owner thereof for all purposes of this Agreement and the other Loan Documents, notwithstanding any notice to the contrary. Any assignment of any Loan or other obligation hereunder not evidenced by a Bank Note shall be effective only upon appropriate entries with respect thereto being made in the Register. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice, and the Administrative Agent will notify each Lender of each Assignment pursuant to subsection 9.6(c) that results in a change in the Commitment Percentage of any Lender. The Administrative Agent will from time to time provide a loan summary statement to the Lenders in accordance with its usual practices.

          (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Assignee (and, in the case of an Assignee that is not then a Lender or an affiliate thereof, by the Borrower and the Administrative Agent) together with payment by the assigning Lender and/or the Transferee to the Administrative Agent of a registration and processing fee of $3,500, the Administrative Agent shall (i) promptly accept such Assignment and Acceptance and (ii) on the effective date determined pursuant thereto record the information contained therein in the Register and give notice of such acceptance and recordation to the Lenders and the Borrower.

          (f) The Borrower authorizes each Lender to disclose to any Participant or Assignee (each, a "Transferee") and any prospective Transferee any and all financial information in such Lender's possession concerning the Borrower and its Affiliates which has been delivered to such Lender by or on behalf of the Borrower pursuant to this Agreement or which has been delivered to such Lender by or on behalf of the Borrower in connection with such Lender's credit evaluation of the Borrower and its Affiliates prior to becoming a party to this Agreement, provided that such Transferee or prospective Transferee agrees to be bound by the provisions of subsection 9.15 prior to or concurrently with such disclosure.

          (g) For avoidance of doubt, the parties to this Agreement acknowledge that the provisions of this subsection concerning assignments of Loans and Bank Notes relate only to absolute assignments and that such provisions do not prohibit assignments creating security interests, including, without limitation, any pledge or assignment by a Lender of any Loan or Bank Note to any Federal Reserve Bank in accordance with applicable law.

          9.7 Adjustments; Set-off. (a) If any Lender (a "benefitted Lender") shall at any time receive any payment of all or part of its Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in paragraphs (g) or (h) of
Schedule IV, or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Loans, or interest thereon, such benefitted Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender's Loan, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, however, that (i) if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Lender, such purchase shall be rescinded, and (ii) the purchase price and benefits returned, to the extent of such recovery, but without interest and provided, further, that the foregoing is subject to certain sharing arrangements under the Intercreditor Agreement as set forth therein.

          (b) In addition to any rights and remedies of the Lenders provided by law, each Lender shall have the right, without prior notice to the Borrower, any such notice being expressly waived by the Borrower to the extent permitted by applicable law, upon any amount becoming due and payable by the Borrower hereunder (whether at the stated maturity, by acceleration or otherwise) to set-off and appropriate and apply against such amount any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by such Lender or any branch or agency thereof to or for the credit or the account of the Borrower. Each Lender agrees promptly to notify the Borrower and the Administrative Agent after any such set-off and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application.

          9.8 Examination Reports. The Administrative Agent agrees to distribute once during each calendar year to each Lender, as soon as practicable after the completion thereof, a summary report of an examination of the Borrower conducted by the Administrative Agent in form and scope determined by the Administrative Agent to be appropriate, provided that each Lender acknowledges that each such report shall be subject to the provisions of subsection 8.6 and that, as set forth therein, such Lender is not relying on such report.

          9.9 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

          9.10 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          9.11 Integration. This Agreement, the other Loan Documents and the fee letter entered into among the Borrower and the Administrative Agent represent the agreement of the Borrower, the Administrative Agent and the Lenders with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Administrative Agent or any Lender relative to subject matter hereof not expressly set forth or referred to herein or in the other Loan Documents.

          9.12  GOVERNING LAW.  THIS AGREEMENT AND THE RIGHTS
AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY,
AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF
THE STATE OF NEW YORK.

          9.13 Submission To Jurisdiction; Waivers. The Borrower hereby irrevocably and unconditionally:

          (a) submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Loan Documents to which it is a party, or for recognition and enforcement of any judgement in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America for the Southern District of New York, and appellate courts from any thereof;

          (b) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

          (c) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in subsection 10.2 or at such other address of which the Administrative Agent shall have been notified pursuant thereto;

          (d) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

          (e) waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this subsection any special, exemplary, punitive or consequential damages.

          9.14 Confidentiality. Each Lender agrees to keep confidential any written or oral information (a) provided to it by the Borrower pursuant to or in connection with this Agreement or any other Loan Document or (b) obtained by such Lender based on a review of the books and records of the Borrower pursuant to this Agreement; provided that nothing herein shall prevent any Lender from disclosing any such information (i) to the Administrative Agent or any other Lender or such Lender's affiliates, (ii) to any Transferee or prospective Transferee (so long as delivery of such information is made in accordance with subsection 9.6(f)), (iii) to its employees involved in the administration of this Agreement or any other Loan Document and to its directors, agents, attorneys, accountants and other professional advisors, (iv) upon the request or demand of any Governmental Authority having jurisdiction over such Lender, (v) in response to any order of any court or other Governmental Authority or as may otherwise be required, or deemed advisable by counsel to such Lender, pursuant to any Requirement of Law, (vi) which has been publicly disclosed or obtained from a source other than the Borrower or pursuant to this Agreement or
(vii) in connection with the exercise of any remedy hereunder.

          9.15 Acknowledgements. The Borrower hereby acknowledges that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Loan Documents;

          (b) neither the Administrative Agent nor any Lender has any fiduciary relationship with or duty to the Borrower arising out of or in connection with this Agreement or any of the other Loan Documents, and the relationship between Administrative Agent and Lenders, on one hand, and the Borrower, on the other hand, in connection herewith or therewith is solely that of debtor and creditor; and

          (c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Lenders or among the Borrower and the Lenders.

          9.16  WAIVERS OF JURY TRIAL.  THE BORROWER, THE
ADMINISTRATIVE AGENT AND THE LENDERS HEREBY IRREVOCABLY AND
UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR
PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER LOAN
DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


                              IT CORPORATION


                              By:
                                 Title:


                              CHEMICAL BANK,
                                as Administrative Agent and as a
                        Lender


                              By:
                                 Title:


                              THE FIRST NATIONAL BANK OF BOSTON


                              By:
                                 Title:


                              SOCIETE GENERALE


                              By:
                                 Title:

                                             SCHEDULE 5.1(q)

                        SCHEDULE 5.1(q)
                    TERMINATED EXISTING DEBT



1. Debt outstanding pursuant to $150,000,000 Credit Agreement among the Parent, the Company, Bank of America NT&SA, as agent and Bank of America NT&SA, dated as of August 27, 1991, as amended through the Sixth Amendment, dated May 17, 1995 thereto, and the "Loan Documents," (as defined therein).


2. 9-3/8% Senior Notes Due 1996, as referenced in Indenture dated as of July 1, 1986 by and between Continental Illinois National Bank and Trust Company of Chicago, Trustee ($50,000,000 of notes remaining outstanding).

                                                   EXHIBIT 10(ii) 2.



=====================================================================

                        IT CORPORATION




            8.67% Guaranteed Senior Secured Notes
                     due October 30, 2003






                   NOTE PURCHASE AGREEMENT









                Dated as of October  24, 1995

======================================================================
                      TABLE OF CONTENTS


                                                         Page

SECTION 1.        AUTHORIZATION OF SENIOR NOTES. . . . . . .1

SECTION 2.        SALE AND PURCHASE OF SENIOR NOTES. . . . .1

SECTION 3.        CLOSING. . . . . . . . . . . . . . . . . .2

SECTION 4.        CONDITIONS TO CLOSING. . . . . . . . . . .2
             4.1. Representations and Warranties . . . . . .2
             4.2. Performance; No Default. . . . . . . . . .3
             4.3. Compliance Certificates. . . . . . . . . .3
             4.4. Opinions of Counsel. . . . . . . . . . . .3
             4.5. Recordation; Taxes, etc. . . . . . . . . .4
             4.6. Operative Agreements . . . . . . . . . . .4
             4.7. Proceedings and Documents. . . . . . . . .4
             4.8. Payment of Closing Fees. . . . . . . . . .4
             4.9. Private Placement Number . . . . . . . . .4
             4.10.     Legal Investment. . . . . . . . . . .5
             4.11.     Sale of Other Senior Notes. . . . . .5
             4.12.     Title Policy. . . . . . . . . . . . .5
             4.13.     Lien Searches . . . . . . . . . . . .5
             4.14.     Borrowing Base Certificate. . . . . .5
             4.15.     Insurance . . . . . . . . . . . . . .6
             4.16.     Environmental Report. . . . . . . . .6
             4.17.     Pledged Stock; Stock Powers . . . . .6
             4.18.     Actions to Perfect Liens. . . . . . .6
             4.19.     Existing Debt . . . . . . . . . . . .6
             4.20.     Landlord Waivers. . . . . . . . . . .6
             4.21.     Rating. . . . . . . . . . . . . . . .7
             4.22.     Closing Conditions Under Credit
                       Agreement. . . . . . . . . . . . . . 7
             4.23.     Appraisals. . . . . . . . . . . . . .7
             4.24.     Financial Information.. . . . . . . .7
             4.25.     Cash Balance. . . . . . . . . . . . .7
             4.26.     Officer's Certificate . . . . . . . .7
             4.27.     Collateral Trust Agreement. . . . . .7

SECTION 5.        REPRESENTATIONS AND WARRANTIES OF THE
                    COMPANY. . . . . . . . . . . . . . . . .8
             5.1. Uniform Representations and Warranties . .8
             5.2. Offer of Senior Notes. . . . . . . . . . .8

SECTION 6.        PURCHASE FOR INVESTMENT; SOURCE OF FUNDS .8
             6.1. Purchase for Investment. . . . . . . . . .8
             6.2. Source of Funds. . . . . . . . . . . . . .8

SECTION 7.        PREPAYMENT OF SENIOR NOTES . . . . . . . 10
             7.1.  Required Prepayments. . . . . . . . . . 10
             7.2.  Optional Prepayments of Senior Notes
                   with Make-Whole Amount . . . . . . . .  10
             7.3. Notice of Prepayments; Officer's
                  Certificate. . . . . . . . . . . . . . . 10
             7.4. Optional Prepayment of Senior Notes on
                  Sale of Assets or Change of Control;
                  Officer's Certificates. . . . . . . . .  11
             7.5. Allocation of Partial Prepayments. . . . 13
             7.6. Maturity; Surrender, etc.. . . . . . . . 13
             7.7. Acquisition of Senior Notes. . . . . . . 13

SECTION 8.        COVENANTS OF THE COMPANY . . . . . . . . 13

SECTION 9.         DEFAULT . . . . . . . . . . . . . . . . 13
             9.1. Events of Default. . . . . . . . . . . . 13

SECTION 10.   REMEDIES ON DEFAULT, ETC.. . . . . . . . . . 15

SECTION 11.  REGISTRATION, TRANSFER AND SUBSTITUTION OF
               SENIOR NOTES. . . . . . . . . . . . . . . . 16
             11.1.     Senior Note Register. . . . . . . . 16
             11.2.     Ownership of Senior Notes in
                       Registered Form. . . . . . . . . . .16
             11.3.     Transfer and Exchange of Senior
                       Notes. . . . . . . . . . . . . . . .16
             11.4.     Replacement of Senior Notes . . . . 17
             11.5.     Senior Notes held by Company, etc.,
                       Deemed Not Outstanding. . . . . . . 17

SECTION 12.  PAYMENTS ON SENIOR NOTES. . . . . . . . . . . 17
             12.1.      Place of Payment . . . . . . . . . 17
             12.2.     Home Office Payment . . . . . . . . 17

SECTION 13.  EXPENSES,  INDEMNITY, ETC.. . . . . . . . . . 18

SECTION  14.   RELEASE OF COLLATERAL . . . . . . . . . . . 20

SECTION 15.  MISCELLANEOUS . . . . . . . . . . . . . . . . 21
             15.1.     Amendments, Etc.. . . . . . . . . . 21
             15.2.     Further Assurances. . . . . . . . . 22
             15.3.     Survival of Agreements,
                       Representations and Warranties. . . 22
             15.4.     Successors and Assigns. . . . . . . 23
             15.5.     Submission to Jurisdiction.   . . . 23
             15.6.     Entire Agreement. . . . . . . . . . 23
             15.7.     Reproduction of Documents . . . . . 23
             15.8.     Notices, Etc. . . . . . . . . . . . 24
             15.9.     Severability. . . . . . . . . . . . 24
             15.10.    Counterparts. . . . . . . . . . . . 24
             15.11.    Table of Contents; Headings . . . . 24
             15.12.    Directly or Indirectly. . . . . . . 24
             15.13.    Independence of Covenants . . . . . 25
             15.14.    Solicitation of Noteholders . . . . 25
             15.15.    Waiver of Jury Trial. . . . . . . . 25
             15.16.    Governing Law . . . . . . . . . . . 25

  SCHEDULE OF PURCHASERS

  SCHEDULE 4.19        Bank of America Letters of Credit

  SCHEDULE I           Uniform Definitions

  EXHIBIT I            Form of Collateral Trust Agreement

  SCHEDULE I-A         Description of Property

  SCHEDULE II          Uniform Representations and Warranties

  SCHEDULE II-2        Restricted Subsidiaries

  SCHEDULE II-6        Income Tax Determinations

  SCHEDULE II-7        Debt

  SCHEDULE II-8        Liens

   SCHEDULE II-10(c)   Contract Defaults

  SCHEDULE II-12       Intellectual Property Claims

  SCHEDULE II-18(d)    ERISA

  SCHEDULE II-22(a)    Non-Compliance with Environmental Laws

  SCHEDULE II-22(b)    Environmental Litigation

  SCHEDULE II-22(c)    Environmental Obligations

  SCHEDULE II-22(d)    Notices of Potential Liability

  SCHEDULE II-22(e)    Hazardous Materials Disposition

  SCHEDULE II-22(f)    Assumption of Environmental Liability

  SCHEDULE II-23       Asset Sales

  SCHEDULE III         Uniform Business and Financial
                       Covenants of the Company

  SCHEDULE III-1(a)    Debt

  SCHEDULE III-12(h)   Liens

  SCHEDULE III-17      Contracts Containing Certain Restrictions

  SCHEDULE IV          Uniform Events of Default

  EXHIBIT A            Form of  8.67 % Guaranteed Senior Secured Note
                       due October 30, 2003

  EXHIBIT B-1          Form of Opinion of Gibson, Dunn & Crutcher

  EXHIBIT B-2          Form of Opinion of Eric Schwartz, Esq.

  EXHIBIT B-3          Form of Opinion of Local Counsel

  EXHIBIT B-4          Form of Opinion of Debevoise & Plimpton

  EXHIBIT B-5          Form of Opinion of Intellectual Property Counsel

  EXHIBIT I-B          Form of Borrowing Base Certificate

                        IT CORPORATION
                  23456 Hawthorne Boulevard
                 Torrance, California  90505

            8.67% Guaranteed Senior Secured Notes
                     due October 30, 2003


                                 Dated as of October 24, 1995


  TO EACH OF THE PURCHASERS LISTED IN
     THE ATTACHED SCHEDULE OF PURCHASERS

  Dear Sirs:

          IT CORPORATION, a California corporation (the "Company"), agrees with you as follows:

  SECTION 1.        AUTHORIZATION OF SENIOR NOTES.

          The Company will authorize the issue and sale of $65,000,000 aggregate principal amount of its 8.67% Guaranteed Senior Secured Notes due October 30, 2003 (the "Senior Notes", such term to include any such notes issued in substitution therefor pursuant to Section 11), to be substantially in the form of the Senior Note set out in Exhibit A, with such changes therefrom, if any, as may be approved by you and the Company. Certain capitalized terms used in this Agreement are defined in Schedule I; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

          The Senior Notes will be guaranteed by the Parent and the Subsidiary Guarantors pursuant to the Guarantees and will be secured as provided in the Security Documents.

  SECTION 2.        SALE AND PURCHASE OF SENIOR NOTES.

          The Company will issue and sell to you and, subject to the terms and conditions of this Agreement, you will purchase from the Company, at the Closing provided for in Section 3, Senior Notes in the principal amount specified opposite your name in the Schedule of Purchasers attached hereto (the "Schedule of Purchasers") at the purchase price of 100% of the principal amount thereof. Contemporaneously with entering into this Agreement, the Company is entering into separate Note Purchase Agreements (the "Other Agreements") identical with this Agreement with each of the other purchasers (the "Other Purchasers") named in the Schedule of Purchasers providing for the sale to each of the Other Purchasers, at such Closing, of Senior Notes in the principal amount specified opposite its name in the Schedule of Purchasers. The Senior Notes to be purchased by you will be dated the Closing Date, will mature on October 30, 2003 and will bear interest on the unpaid balance thereof from the Closing Date until the principal thereof shall become due and payable at the rate per annum of 8.67%. Any overdue principal of, premium, if any, and overdue interest on, any Senior Note shall bear interest for each day from and including the date payment thereof is due to but excluding the date of actual payment, at a rate per annum equal to 10.67%. Whenever any payment of principal of, premium, if any, or interest on, a Senior Note shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day.

  SECTION 3.        CLOSING.

          The sales of the Senior Notes to be purchased by you and the Other Purchasers shall take place at the offices of Debevoise & Plimpton, 875 Third Avenue, New York, New York 10022, at 10:00 a.m., New York City time, at a closing (the "Closing") on October 25, 1995 or on such other Business Day thereafter on or prior to October 31, 1995 as may be agreed upon by the Company and you and the Other Purchasers (the "Closing Date"). At the Closing, the Company will deliver to you the Senior Notes to be purchased by you in the form of a single Senior Note (or such greater number of Senior Notes), in the denomination of at least $100,000 as you may request, dated the Closing Date and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor. If at the Closing the Company shall fail to tender such Senior Notes to you as provided above in this
Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any other rights you may have by reason of such failure or such nonfulfillment.

  SECTION 4.        CONDITIONS TO CLOSING.

            Your obligation to purchase and pay for the Senior Note(s) to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

          4.1. Representations and Warranties. The representations and warranties of each of the Company, the Parent, the Subsidiary Guarantors and the Subsidiaries party to any Operative Agreement contained herein or in any other Operative Agreement and otherwise made in writing by or on behalf of the Company, the Guarantor, any Subsidiary Guarantor or any Subsidiary party to any Operative Agreement in connection with the transactions contemplated hereby and by the other Operative Agreements shall be true and correct when made and at the time of such Closing.

          4.2. Performance; No Default. Each of the Company, the Parent, each of the Subsidiary Guarantors and any Subsidiary party to any Operative Agreement shall have performed and complied with all agreements and conditions contained herein or in any other Operative Agreement required to be performed or complied with by it prior to or at the Closing. At the time of the Closing and after giving effect to the transactions contemplated hereby and by the other Operative Agreements, no Default or Event of Default shall have occurred and be continuing.

          4.3. Compliance Certificates. Each of the Company, the Parent, each of the Subsidiary Guarantors and each of the Subsidiaries party to any Operative Agreement shall have delivered to you an Officer's Certificate, dated the date of the Closing and satisfactory in form and substance to you, certifying (a) that the conditions specified in Sections 4.1 and 4.2 (insofar as they relate to it) have been fulfilled, and (b) that, after giving effect to the transactions contemplated by the Operative Agreements, it will be in compliance with the most stringent limitations on the incurrence or maintenance by it of Debt contained in any instrument or agreement applicable to or binding on it or any of its Subsidiaries, or certifying that a complete and correct copy of a waiver or waivers of compliance with such limitations is attached to such Officer's Certificates, and that no Default or Event of Default (insofar as they relate to it) shall have occurred and be continuing.

          4.4. Opinions of Counsel. You shall have received from (a) Gibson, Dunn & Crutcher, special counsel to the Company, the Parent, the Subsidiary Guarantors and the Subsidiaries party to any Operative Agreement, (b) Eric Schwartz, Esq., General Counsel to the Company, the Parent, the Subsidiary Guarantors and the Subsidiaries party to any Operative Agreement, (c) opinions of local counsel in the states of Connecticut, Oklahoma, Tennessee, Vermont and Washington, and (d) Debevoise & Plimpton, your special counsel in connection with the transactions contemplated by the Operative Agreements, favorable opinions substantially in the forms set forth in Exhibits B-1, B-2, B-3, and B-4, respectively, and covering such matters incident to such transactions as you may reasonably request, each addressed to you, dated the Closing Date and otherwise satisfactory in substance and form to you. The Collateral Agent and you shall have received from special intellectual property counsel to you and the Collateral Agent, favorable opinions with respect to intellectual property matters, substantially in the form of Exhibit B-5.

          4.5. Recordation; Taxes, etc. To the extent deemed reasonably necessary by your special counsel, (a) each of the Operative Agreements and any other agreements, documents or instruments referred to herein (or proper notices, statements or other instruments in respect thereof) shall have been duly recorded, published, registered and filed and all other actions shall have been duly performed or taken, as is required by law to establish, perfect, preserve and protect the rights and security interests of the Purchasers (or the Collateral Agent on their behalf) and of the parties thereto and their respective successors or assigns, and (b) all taxes, fees and other charges in connection with (i) the execution, delivery, recording, publishing, registration and filing of such documents or instruments, (ii) the issue and sale of the Senior Notes and (iii) the execution and delivery of the Credit Agreement and the transactions contemplated thereby and hereby, shall have, in each case, been paid in full or provision satisfactory to your special counsel shall have been made.

          4.6. Operative Agreements. Each of the Operative Agreements (including, without limitation, the Senior Notes) shall have been duly authorized, executed and delivered by the respective parties thereto, shall be in full force and effect, shall constitute the legal, valid and binding obligations of the respective parties thereto, and all actions required to be performed or taken thereunder on or prior to the Closing Date shall have been duly taken and no default or accrued right of termination on the part of any of the parties thereto shall exist thereunder as of the Closing Date.

          4.7. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated by this Agreement and the other Operative Agreements and all documents and instruments incident to such transactions shall be reasonably satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified originals or certified or other copies of such documents as you or your special counsel may request in writing.

          4.8. Payment of Closing Fees. The Company shall have paid the reasonable fees, expenses and disbursements of your special counsel which are reflected in statements of such counsel rendered prior to or on the Closing Date; and thereafter the Company will pay, promptly upon receipt of any supplemental statements therefor, additional reasonable fees, if any, and disbursements of your special counsel in connection with the Closing (including unposted disbursements as of the Closing
Date) and attention to post-Closing matters.

          4.9. Private Placement Number. The Company shall have obtained for the Senior Notes a Private Placement Number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners).

          4.10. Legal Investment. On the date of the Closing the purchase of Senior Notes shall be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment. If requested by you, you shall have received, at or prior to the Closing, Officer's Certificates of the Company, the Parent, the Subsidiary Guarantors and the Subsidiaries party to any Operative Agreement certifying as to such matters of fact as you may specify to enable you to determine whether such purchase is so permitted.

          4.11. Sale of Other Senior Notes. Contemporaneously with the Closing, the Company shall sell to the Other Purchasers the Senior Notes to be purchased by them at the Closing as specified in the Schedule of Purchasers.

          4.12. Title Policy. You shall have received in respect of each parcel of real property covered by a Mortgage a mortgagee's title policy (or policies) or a marked up unconditional binder for such insurance dated the Closing Date. Each title policy shall (i) be in an amount reasonably satisfactory to you; (ii) assure that the Mortgage insured thereby creates a valid first Lien on such parcel free and clear of all defects and encumbrances, except such as may be approved by you;
(iii) name the Collateral Agent as the insured thereunder; (iv) be in a form of an ALTA Loan Policy-1970 (Amended 10/17/70); (v) contain such endorsements and affirmative coverage as you may request; and (vi) be issued by title companies satisfactory to (including such title companies acting as co-insurers or re-insurers, at your option). You shall have received evidence satisfactory to you that all premiums in respect of each such policy, and all charges for mortgage recording taxes, if any, have been paid. You shall have also received a copy of all recorded documents referred to, or listed as exceptions to title in, such title policy or policies.

          4.13. Lien Searches. You shall have received the results of recent searches satisfactory to you of the Uniform Commercial Code, and judgment and tax lien filings which may have been filed with respect to personal property of the Parent, the Company, the Subsidiary Guarantors and the Subsidiaries party to any Operative Agreement in such jurisdictions as your special counsel may request, and the results of such searches shall be reasonably satisfactory to your special counsel.

          4.14. Borrowing Base Certificate. You shall have received a copy of the Borrowing Base Certificate of the Company, dated the Closing Date, which Borrowing Base Certificate shall demonstrate a Borrowing Base on the Closing Date equal to, at least, the sum of (a) the Aggregate Outstanding Extensions of Credit after giving effect to the initial extensions of credit to be made on the Closing Date, (b) the aggregate principal amount of the Senior Notes to be outstanding on the Closing Date, and (c) $15,000,000. In addition, the Borrowing Base Certificate delivered on the Closing Date shall be accompanied by a schedule showing the net book value of the Collateral included in determining the Eligible Additional Amount as of the Closing Date.

          4.15. Insurance. You shall have received evidence, in form and substance satisfactory to you, that all of the requirements of
Section 5 of each Mortgage shall have been satisfied.

          4.16. Environmental Report. You shall have received reports of environmental review, with respect to the Company's properties, each of which shall be in form and substance satisfactory to you.

          4.17. Pledged Stock; Stock Powers. The Collateral Agent shall have received the certificates representing the shares pledged pursuant to each of the Pledge Agreements, together with an undated stock power for each such certificate executed in blank by a duly authorized officer of the pledgor thereof.

          4.18. Actions to Perfect Liens. You shall have received evidence in form and substance satisfactory to you that all filings, records, registrations and other actions, including, without limitation, the filing of duly executed financing statements on form UCC-1, necessary or, in the opinion of your special counsel, desirable to perfect first priority security interests in respect of the Liens granted under the Security Documents shall have been completed (or simultaneously with the Closing are being completed) including such termination statements and pay-out letters as shall be satisfactory to you.

          4.19. Existing Debt. You shall have received evidence satisfactory to you that the indebtedness under the facilities listed as "Sr. Debt Due July 1996" on Schedule II-7 and any amounts outstanding under the Bank of America NT & SA credit facility existing on the Closing Date shall have been repaid in full, such facilities shall have been terminated and all liens in connection therewith shall have been released except for the Bank of America letters of credit listed on
Schedule 4.19.

          4.20. Landlord Waivers. You shall have received such landlord waivers and consents as you shall require in connection with the Collateral in form and substance satisfactory to you.

          4.21. Rating. Fitch Investors Service shall have confirmed in writing its rating of BBB or higher with respect to the Senior Notes and you shall have received written evidence thereof satisfactory to you.

          4.22. Closing Conditions Under Credit Agreement. The initial funding under the Credit Agreement on terms and amounts satisfactory to you shall occur simultaneously with the purchase and sale of the Senior Notes.

          4.23. Appraisals. You shall have received an appraisal conducted by Murray Devine & Co. of assets selected by you, in form and scope satisfactory to you, and shall be satisfied with the results thereof.

          4.24. Financial Information. You shall have received (i) consolidated balance sheets of the Parent as at the end of each of the three most recently ended fiscal years of the Parent and the related statements of income and retained earnings and cash flows for such years, such consolidated financial statements to be certified by an independent certified public accounting firm acceptable to you, (ii) quarterly income statements and annual balance sheets and cash flow projections for fiscal year 1996 of the Company, and annual cash flow projections for each successive fiscal year through 2001, and (iii) such other reports, management letters and other materials requested by you, and in each case you shall be satisfied therewith.

          4.25. Cash Balance. You shall have received evidence satisfactory to you that the aggregate amount of cash and Cash Equivalents of the Company and its Subsidiaries, determined as of the last day of the fiscal quarter ended September 29, 1995, on a pro forma basis after giving effect to the initial extensions of credit under the Credit Agreement and the sale of the Senior Notes, shall not be less than $20,000,000.

          4.26. Officer's Certificate. An Officer's Certificate from a Responsible Officer of the Company certifying as to certain matters related to the Company's existing Debt as you may request.

          4.27. Collateral Trust Agreement. You shall have received the Collateral Trust Agreement, duly executed by the parties thereto, and all documents and instruments required to be delivered, and all actions required to be taken, on the Closing Date in connection therewith shall have been so delivered or taken.


  SECTION 5.        REPRESENTATIONS AND WARRANTIES OF THE
                    COMPANY.

          5.1. Uniform Representations and Warranties. The Company makes each of the "Uniform Representations and Warranties" set forth in
Schedule II, which Schedule II is incorporated and repeated herein as if set forth herein in full.

          5.2. Offer of Senior Notes. The Company represents and warrants that neither the Company nor any of its Affiliates nor anyone acting on its or their behalf has directly or indirectly offered the Senior Notes or any part thereof or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, anyone other than you, the Other Purchasers and not more than 35 other institutional investors. Neither the Company nor any of its Affiliates nor anyone acting on its or their behalf has taken or will take any action which would subject the issuance and sale of the Senior Notes to the registration and prospectus delivery provisions of the Securities Act of 1933, as amended, or violate the provisions of any Blue Sky laws of any applicable jurisdiction.

  SECTION 6.        PURCHASE FOR INVESTMENT; SOURCE OF FUNDS.

          6.1. Purchase for Investment. You represent that you are purchasing the Senior Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more affiliated institutional investors on whose behalf you have authority to make this representation or for the account of one or more pension or trust funds, in each case for investment and not with a view to the distribution thereof or with any present intention of distributing or selling any of the Senior Notes, provided that the disposition of your or their property shall at all times be within your or their control.
If you are purchasing for the account of one or more pension or trust funds, you represent that (except to the extent you have otherwise advised the Company in writing) you have sole investment discretion with respect to the acquisition of the Senior Notes to be issued to you pursuant to this Agreement.

          6.2. Source of Funds. You represent that at least one of the following statements is an accurate representation as to the source of funds (a "Source") to be used by you to pay the purchase price of the Senior Notes purchased by you hereunder:

          (a) if you are an insurance company, the Source does not include assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest, other than a separate account that is maintained solely in connection with your fixed contractual obligations under which the amounts payable, or credited, to such plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

          (b) the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

          (c) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph
(c); or

          (d) the Source is an insurance company general account of which the assets are such that if any of them are, or are deemed to be, assets of any Plan, the acquisition of the Senior Notes by you pursuant hereto is eligible for and satisfies the requirements of Prohibited Transaction Exemption ("PTE") 95-60 (issued July 12, 1995);

          (e)  the Source is a governmental plan; or

          (f) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (f); or

          (g) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA, and the term "QPAM Exemption" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

  SECTION 7.        PREPAYMENT OF SENIOR NOTES.

          7.1. Required Prepayments. On October 30, 2001, and on each October 30 thereafter until maturity, the Company will prepay a principal amount of the Senior Notes equal to $21,666,666.67 (or will prepay such lesser principal amount of the Senior Notes as shall at the time be outstanding), at the principal amount of the Senior Notes so prepaid, without premium, provided that, upon any prepayment pursuant to
Section 7.4 of the Senior Notes held by some but not all holders, the principal amount of each required prepayment of the Senior Notes becoming due under this Section 7.1 on and after the date of such prepayment pursuant to Section 7.4 shall be reduced in the same proportion as the aggregate unpaid principal amount of the Senior Notes is reduced as a result of such prepayment pursuant to Section 7.4. Any partial optional prepayment of the Senior Notes pursuant to Section 7.2 shall be applied to reduce each prepayment thereafter required to be made pro rata, and no partial prepayment of the Senior Notes pursuant to
Section 7.2 and no acquisition of any Senior Notes by the Company, otherwise shall relieve the Company from its obligation to make the required prepayments provided for in this Section 7.1.

          On the maturity date, the Company will pay the then outstanding principal amount of the Senior Notes.

          7.2. Optional Prepayments of Senior Notes with Make-Whole Amount. The Company may, at its option, upon notice as provided in
Section 7.3, prepay at any time all, or from time to time any part (in an aggregate principal amount of at least $1,000,000 and an integral multiple of $100,000 in excess thereof) of, the Senior Notes, at 100% of the principal amount of the Senior Notes so prepaid, together with accrued but unpaid interest thereon to the date of prepayment plus the Make-Whole Amount (based on such principal amount).

          7.3. Notice of Prepayments; Officer's Certificate. The Company will give each holder of any Senior Notes irrevocable written notice of each prepayment of the Senior Notes under Section 7.2 not less than 30 calendar days and not more than 60 calendar days prior to the date fixed for such prepayment. Each such notice and each such prepayment shall be accompanied by an Officer's Certificate (a) stating the total principal amount to be prepaid, the amount to be paid to each Noteholder (as such Noteholder appears in the Senior Note Register) and the serial number of each Senior Note to be prepaid, (b) stating the proposed date of prepayment, (c) stating the accrued but unpaid interest to such date on the principal amount being prepaid and (d) stating the Make-Whole Amount payable in connection with such proposed prepayment (calculated as of the date of such notice or prepayment, as the case may be, and, in the case of any notice of a Make-Whole Amount, proffered solely as an estimate of the Make-Whole Amount due upon prepayment) and setting forth the calculations used in computing such Make-Whole Amount, accompanied by a copy of the sources of market data used in determining the Treasury Yield, provided that the Company will give each Noteholder a calculation of the Make-Whole Amount 2 days prior to the date of prepayment. If any Noteholder disagrees with the market data or the calculation (or the method thereof) used in determining the Make-Whole Amount (as evidenced by the information contained in the Officer's Certificate accompanying the notice), it shall so advise the Company, and the Company and such Noteholder shall attempt in good faith to resolve such disagreement prior to such prepayment date.

          7.4. Optional Prepayment of Senior Notes on Sale of Assets or Change of Control; Officer's Certificates.

          (a) In the event of a sale, lease, transfer or disposition of the consolidated assets of the Parent or any of its Restricted Subsidiaries (including, without limitation, the Company) in excess of the amounts permitted by Section 10 (b) of Schedule III, the Company may, as contemplated by such Section 10(b) of Schedule III, use the proceeds of such sale, lease, transfer or other disposition that are in excess of such permitted amounts (the "Excess Proceeds") to repay amounts due under the Credit Agreement or offer to redeem the Senior Notes. In such event, the Company may, at its option, give written notice of such sale, lease, transfer or other disposition to each Noteholder, by facsimile (and shall confirm such notice by nationally recognized express delivery service), which notice shall contain a written irrevocable offer by the Company to prepay, together with accrued but unpaid interest thereon, but without premium, the portion of the Senior Notes specified therein which are held by such Noteholder (which shall be pro rata as among the Noteholders) on a date (the "Sale Prepayment Date") specified in such notice (which date shall be not more than 30 calendar days after the date of such sale, lease, transfer or other disposition). Such notice shall be accompanied by the Officer's Certificate described in paragraph (c). Such offered prepayment shall be made on the Sale Prepayment Date to the Noteholder or Noteholders accepting such offer in an amount equal to the principal amount of the Senior Notes being so prepaid, together with interest thereon to the date of prepayment, but without premium, provided that the acceptance of such offer by such Noteholder or Noteholders is received by the Company at least 10 days prior to the Sale Prepayment Date. To the extent that such offer is not timely accepted by all of the Noteholders, the Company may (but shall not be obligated to) offer to further prepay (with the portion of the Excess Proceeds not so accepted) an additional amount of Senior Notes held by Noteholders that had accepted the original offer (such further offer shall be made on a pro rata basis to the Noteholders accepting the original offer, and shall otherwise be made as provided herein).

          (b) In the event of a proposed Change of Control, the Company will, no less than 15 days prior to such proposed Change of Control, give written notice of such proposed Change of Control to each noteholder, by facsimile (and shall confirm such notice by nationally recognized express delivery service), which notice shall contain a written irrevocable offer by the Company to prepay, together with accrued and unpaid interest thereon and Make-Whole Amount, in whole but not in part, the Senior Notes held by such holder on a date (the "Change of Control Prepayment Date") specified in such notice, which date shall be not more than 5 days after such Change of Control. In the event such prepayment is not made on the date of the Change of Control, the Company will, on such date of the Change of Control, place in escrow (in a manner satisfactory to the Noteholders being so prepaid) an amount equal to the full amount of principal, interest and Make-Whole Amount required for such prepayment. Such notice shall be accompanied by the Officer's Certificate described in paragraph (c). Such offered prepayment shall be made on the Change of Control Prepayment Date at the principal amount of the Senior Notes so prepaid together with the Make-Whole Amount and accrued and unpaid interest thereon, upon acceptance of such offer by such holder received by the Company at least 5 days prior to the Change of Control Prepayment Date, provided that, if any Noteholder does not accept or reject such offer of prepayment at least 5 days prior to the Change of Control Prepayment Date, such Noteholder shall be deemed to have accepted such offer of prepayment, provided further, that such offered prepayment may be rescinded by the Company, and any Noteholder acceptance of such offer shall thereupon be null and void, by notice to such accepting Noteholder on or prior to the Change of Control Prepayment Date if the proposed Change of Control shall not be consummated or shall be abandoned.

          (c) Any offer by the Company to prepay Senior Notes, or a portion thereof, and any subsequent prepayment thereof pursuant to this
Section 7.4 shall be accompanied by an Officer's Certificate (i) certifying that the conditions of this Section 7.4 have been fulfilled,
(ii) specifying the nature of the sale, lease, transfer or other disposition of assets or Change of Control that has occurred, and (iii) otherwise containing the information specified for the Officer's Certificate required under Section 7.3.

          7.5. Allocation of Partial Prepayments. In the case of each partial prepayment of Senior Notes pursuant to Section 7.1 or 7.2, the principal amount of the Senior Notes to be prepaid shall be allocated among all of the Senior Notes at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof (which for purposes of this allocation shall not include any principal which has been called for prepayment but has not yet been prepaid), with adjustments, to the extent practicable, to compensate for any prior prepayments pursuant to Section 7.1 or 7.2 not made exactly in such proportion.

          7.6. Maturity; Surrender, etc. In the case of each prepayment of the Senior Notes, the principal amount of each Senior Note or portion thereof to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with accrued but unpaid interest on such principal amount to such date and the Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and the Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Senior Note that is paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Senior Note shall be issued in lieu of any prepaid principal amount of any Senior Note.

          7.7. Acquisition of Senior Notes. The Company will not, and will not permit any Subsidiary or Affiliate to, purchase, redeem or otherwise acquire any Senior Note except upon the payment or prepayment thereof in accordance with the terms of this Section 7. Notwithstanding the foregoing, any Senior Note acquired by the Company or any Subsidiary or Affiliate thereof shall be cancelled and shall not be reissued, and no new Senior Note shall be issued in lieu thereof or in replacement thereof.

  SECTION 8.        COVENANTS OF THE COMPANY.

          The Company covenants that from the date of this Agreement through the Closing and thereafter so long as any of the Senior Notes are outstanding, it will observe and comply with the "Uniform Covenants" set forth in Schedule III, which Schedule III is incorporated herein as if set forth herein in full.

  SECTION 9.         DEFAULT.

          9.1. Events of Default. If one or more of the following events or conditions shall have occurred and be continuing:

          (a) the Company shall default in the payment of any principal of or Make-Whole Amount, if any, on any Senior Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by acceleration, declaration or otherwise; or

          (b) the Company shall default in the payment of any interest on any Senior Note or in the payment of any other amount (other than as specified in paragraph (a) above) due and payable under any Note
Agreement, in any case, for more than 5 Business Days after the same becomes due and payable; or

          (c) the Company shall default in the performance of or compliance with any term contained in any of the Note Agreements (other than the Covenants contained in Section 8 hereof and other than those referred to in paragraph (a) and (b) above) and such default shall not have been remedied within 30 days after the earlier of (i) such failure first became known to any Responsible Officer of the Company or (ii) written notice thereof having been received by the Company from any Noteholder; or

          (d) any representation or warranty made (or deemed made) by or on behalf of the Company in Section 5.2 hereof any of the Note Agreements or in any instrument furnished in compliance with or in connection with any of the Note Agreements or otherwise made in connection with the transactions contemplated by the Note Agreements shall prove to have been false or incorrect in any material respect on the date as of which made; or

          (e) there shall occur any "Event of Default" (as specified in Schedule IV "Uniform Events of Default");

then, in any such event:

          (A) except as provided in paragraph (b) below, the Required Noteholders may at any time (unless all such Events of Default shall theretofore have been remedied) at their option, by written notice or notices to the Company, the other Noteholders and the Lenders, declare all the Senior Notes to be due and payable, whereupon the same shall forthwith mature and become due and payable, together with interest accrued thereon, and (to the extent permitted by applicable law) the Make-Whole Amount (based on the principal amount thereof), all without presentment, demand, protest or further notice, which are hereby waived, provided that during the existence of an Event of Default with respect to any Senior Note described in paragraphs (a) or (b) above, irrespective of whether the Required Noteholders shall have declared all the Senior Notes to be due and payable pursuant to this Section 9, the holder of such Senior Note may, at its option, by notice in writing to the Company, the other Noteholders and the Lenders, declare the Senior Notes then held by such Noteholder to be due and payable, whereupon the Senior Notes then held by such Noteholder shall forthwith mature and become due and payable, together with interest accrued thereon, and (to the extent permitted by applicable law) the Make-Whole Amount (based on the principal amount thereof), all without presentment, demand, protest or further notice, which are hereby waived, or

          (B) upon the occurrence of any Event of Default described in paragraphs (g) or (h) of Schedule IV, the unpaid principal amount of and accrued interest on the Senior Notes, and (to the extent permitted by applicable law) the Make-Whole Amount (based on the principal amount thereof), shall automatically become due and payable, without presentment, demand, protest or notice, which are hereby waived.

          At any time after the principal of, and interest accrued, and (to the extent permitted by applicable law) Make-Whole Amount, on all the Senior Notes are declared due and payable, the Required Noteholders, by written notice to the Company, may rescind and annul any such declaration and its consequences (other than in respect of any Senior Note which has been individually accelerated pursuant to the proviso contained in paragraph (A) of this Section 9) if (1) the Company has paid all overdue interest on the Senior Notes and the principal of any Senior Notes which have become due otherwise than by reason of such declaration and all other amounts then due and payable under this Agreement, (2) all Events of Default, other than non-payment of amounts which have become due solely by reason of such declaration, and all conditions and events which constitute Defaults or Events of Default have been cured or waived, and (3) no judgment or decree has been entered for the payment of any monies due pursuant to this Agreement or the Senior Notes; but no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereon.

  SECTION 10.   REMEDIES ON DEFAULT, ETC.

          In case any one or more Events of Default shall occur and be continuing, any Noteholder may proceed to protect and enforce the rights of such Noteholder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein, or for an injunction against a violation of any of the terms hereof, or in aid of the exercise of any power granted hereby or by law or otherwise. In case of a default in the payment of any principal of, or interest or Make-Whole Amount, if any, on any Senior Note, the Company will pay to the Noteholder holding such Senior Note such further amount as shall be sufficient to cover the costs and expenses of collection, including, without limitation, reasonable attorneys' fees, expenses and disbursements, and any out-of-pocket costs and expenses of any such Noteholder incurred in connection with evaluating, defending or enforcing any of its rights as set forth herein or in the Senior Notes. No course of dealing and no delay on the part of any Noteholder in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such Noteholder's rights, powers or remedies. No right, power or remedy conferred by this Agreement upon any Noteholder shall be exclusive of any other right, power or remedy now or hereafter available at law, in equity, by statute or otherwise.

  SECTION 11.  REGISTRATION, TRANSFER AND SUBSTITUTION OF
               SENIOR NOTES.

          11.1. Senior Note Register. Any Senior Notes issued in substantially the form of Exhibit A are in "registered form". The Company will maintain at its principal office a register of the Senior Notes (the "Senior Note Register") in which it will provide for the registration of Senior Notes in registered form and the registration of transfers of Senior Notes in registered form.

          11.2. Ownership of Senior Notes in Registered Form. Each of the Company, the Parent, each Subsidiary Guarantor, the Lenders and the Collateral Agent shall be entitled to treat and shall treat the Person in whose name any Senior Note is registered on the Senior Note Register as the absolute owner thereof for the purpose of receiving payment of the principal of and the Make-Whole Amount, if any, and interest on the Senior Notes and for all other purposes, whether or not such Senior Note shall be overdue, and all payments to the registered holder of a Senior Note shall satisfy the Company's, the Parent's and any Subsidiary Guarantor's obligations in respect of such Senior Note and none of the Company, the Parent nor any Subsidiary Guarantor shall be affected by any notice to the contrary.

          11.3. Transfer and Exchange of Senior Notes. Upon surrender of any Senior Note for registration of transfer or for exchange to the Company at its principal office, the Company at its expense will execute and deliver or cause to be delivered in exchange therefor a new Senior Note or Senior Notes in denominations of at least $100,000 (except that one Senior Note may be issued in a lesser principal amount if the unpaid principal amount of the surrendered Senior Note is not evenly divisible by, or is less than, $100,000) as requested by the holder or transferee, which aggregate amount is equal to the unpaid principal amount of such surrendered Senior Note. Each such new Senior Note shall also be a Senior Note in registered form. Each such new Senior Note shall be dated so that there will be no loss of interest on such surrendered Senior Note and otherwise of like tenor, and shall be registered in the name or names of such Person as such holder or transferee may request. Any Senior Note in lieu of which any such new Senior Note has been so executed and delivered shall not be deemed to be an outstanding Senior Note for any purpose of this Agreement and the other Operative Agreements. The Company shall cancel and destroy each Senior Note surrendered to it and in respect of which a replacement has been delivered. Each holder of a Senior Note agrees that any transfer of its Senior Note or Senior Notes shall be in compliance with all applicable securities laws of the United States.

          11.4. Replacement of Senior Notes. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Senior Note and, in the case of any such loss, theft or destruction of any Senior Note, upon delivery of an indemnity bond in such reasonable form and amount as the Company may determine (or, in the case of any Senior Note held by you or another institutional investor or your or its nominee, of an unsecured indemnity agreement from you or such holder) or, in the case of any such mutilation, upon the surrender of such Senior Note for cancellation to the Company at its principal office, the Company will execute and deliver in lieu thereof a new Senior Note in the unpaid principal amount of such lost, stolen, destroyed or mutilated Senior Note, dated so that there will be no loss of interest on such Senior Note and otherwise of like tenor. Any Senior Note in lieu of which any such new Senior Note has been so executed and delivered shall not be deemed to be an outstanding Senior Note for any purpose of this Agreement and the other Operative Agreements. The Company shall cancel and destroy each mutilated Senior Note surrendered to it and in respect of which a replacement has been delivered.

          11.5. Senior Notes held by Company, etc., Deemed Not Outstanding. For the purposes of determining whether the holders of the Senior Notes of the requisite principal amount at the time outstanding have taken any action authorized by this Agreement or any other Operative Agreement with respect to the giving of consents or approvals or with respect to acceleration upon an Event of Default or otherwise any Senior Notes directly or indirectly owned by the Company or any of its Subsidiaries or Affiliates shall be disregarded and deemed not to be outstanding.

  SECTION 12.  PAYMENTS ON SENIOR NOTES

          12.1. Place of Payment. Payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Senior Notes shall be made at the principal office of Chase Manhattan Bank, N.A. in the Borough of Manhattan, the City and State of New York, unless the Company, by written notice to each holder of any Senior Notes, shall designate the principal office of a bank or trust company in such Borough as such place of payment, in which case the principal office of such other bank or trust company shall thereafter be such place of payment.

          12.2. Home Office Payment. So long as you or your nominee shall be the holder of any Senior Note, and notwithstanding anything contained in section 12.1 or in such Senior Note to the contrary, the Company will pay all sums becoming due on such Senior Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose in the Schedule of Purchasers, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Senior Note or the making of any notation thereon, except that any Senior Note paid or prepaid in full shall be surrendered to the Company at its principal office or at the place of payment maintained by the Company pursuant to Section 12.1 for cancellation. Prior to any sale or other disposition of any Senior Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Senior Note to the Company in exchange for a new Senior Note or Senior Notes pursuant to Section 11.3. The Company will afford the benefits of this Section
12.2 to any institutional investor which is the direct or indirect transferee of any Senior Note purchased by you under this Agreement and which has made the same agreement relating to such Senior Note as you have made in this Section 12.2.

  SECTION 13.  EXPENSES,  INDEMNITY, ETC.

          (a) Whether or not the transactions contemplated hereby and by the other Operative Agreements shall be consummated, the Company will pay: (i) the out-of-pocket costs and expenses incurred by the Noteholders in connection with such transactions, including, without limitation, the preparation, negotiation and execution of this Agreement, the other Operative Agreements and the Senior Notes; (ii) the cost of transmitting to the principal office of each Noteholders (insured to such Noteholders' satisfaction) the Senior Notes issued to such Noteholders pursuant hereto; (iii) the fees, charges and disbursements of special counsel to the Noteholders in connection with such transactions, including the costs and expenses attributable to producing closing documents, record sets and conformed copies; (iv) the out-of-pocket costs and expenses incurred by any Noteholder (including the fees and expenses of legal counsel and financial advisors ) in connection with the evaluation, defense, enforcement or exercise of its rights hereunder, including in any insolvency or bankruptcy of the Parent, the Company or any of their respective Subsidiaries; (v) the cost of any filing or recording (including the cost of any later filing or recording) of this Agreement, the other Operative Agreements, the Senior Notes or any amendments or waivers hereof or thereof; (vi) the out-of-pocket costs and expenses incurred by the Purchasers (including the fees and disbursements of legal counsel and financial advisors) in connection with any consents, amendment or waivers hereof (including any work-out or restructuring) whether or not the same become effective;
and (vii) the out-of-pocket costs and expenses incurred by any Noteholder (including the fees and expenses of legal counsel or financial advisors) in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement, the other Operative Agreements or the Senior Notes, or by reason of being a holder of any Senior Note, or otherwise in connection with the transactions contemplated hereby and thereby. Whether or not the transactions contemplated hereby are consummated, the Company will pay, and save each Senior Noteholder harmless from and against, any and all liability and loss with respect to or resulting from (A) the nonpayment or delayed payment of any and all brokers, finders or placement fees or commissions, (B) any and all taxes (including, without limitation, all documentary, stamp, registration or similar taxes, but not in any event including any Noteholder's franchise taxes or taxes based upon income) payable in respect of the preparation, execution, delivery, filing, recordation, registration, notarization or enforcement of this Agreement, the other Operative Agreements or the Senior Notes or the purchasing of any of the Senior Notes, or the enforcement or admissibility into evidence of this Agreement, the other Operative Agreements or the Senior Notes (and/or any amendments or waivers thereto), any liability resulting from nonpayment or delay in payment of any such taxes, and all costs and expenses (including, without limitation, attorneys' fees) in connection with the assertion of claims for any such stamp and other taxes. The obligations of the Company under this Section 13 shall survive the transfer of the Senior Notes.
In furtherance of the foregoing, at or prior to the Closing the Company will pay the fees, charges and disbursements of special counsel for the Noteholders which are reflected in the statement of such special counsel delivered to the Company at least one day prior to the date of the Closing; and thereafter the Company will pay, promptly upon receipt of supplemental statements therefor from time to time, additional fees, if any, and disbursements of special counsel for the Noteholders in connection with the transactions hereby contemplated (including unposted charges and disbursements as of the date of the Closing).

          (b) The Company hereby agrees to pay, assume liability for, indemnify, keep harmless, and make whole (collectively, to "Indemnify") each former, present or future Noteholder, their successors and assigns, their directors, officers, employees and agents and any Affiliate of any thereof (each an "Indemnified Party") from and against any and all liabilities (including without limitation liability in tort, absolute or otherwise), obligations, losses, damages, penalties, fines, claims, actions, judgments, suits, liabilities, settlements, costs, expenses and disbursements, including without limitation legal fees and expenses, of whatsoever kind and nature, known or unknown, contingent or otherwise (collectively, "Liabilities"), imposed on, incurred by or asserted against any Indemnified Party, whether or not also indemnified against by any other Person under any other document, whether or not the transactions contemplated hereby are consummated and whether or not this Agreement has terminated or expired, in any way relating to or arising out of the Collateral, this Agreement, any other Operative Agreement or the Senior Notes or any amendments, consents or supplements hereto or thereto (whether or not the same become effective) or any of the transactions contemplated hereby or thereby or any act or omission on the part of the Parent, the Company, or any of their respective Subsidiaries, including without limitation (i) any action or inaction by the Parent, the Company or any of their respective Subsidiaries in connection with this Agreement, any other Operative Agreement or the Senior Notes, (ii) a Default or Event of Default, (iii) the purchase, sale, acceptance, rejection, ownership, lease, possession, occupancy, use, operation, condition, sale or other disposition of the Collateral (or any other property of the Company) or any part thereof (including without limitation latent and other defects, or the imposition of any Lien or the incurrence of any liability to refund or pay over any amount as the result of any such Lien, whether or not discoverable, and any claim for patent, trademark, service mark or copyright infringement),
(iv) any claim arising out of or in any way related to any non-compliance or violation (or alleged non-compliance or violation) of, or any liability under any applicable laws (including, without limitation, Environmental Laws) or (v) any and all claims of any Person in any way relating to or arising out of the Collateral or any part thereof, the ownership, or claimed ownership thereof, or any interest, or claimed interest therein, other than, in any such case, Liabilities resulting from the gross negligence or willful misconduct of such Indemnified Party.

  SECTION  14.   RELEASE OF COLLATERAL.

          (a) Each Purchaser agrees, and by its acceptance of a Senior Note each subsequent Noteholder agrees, at any time after the fifth anniversary of the Closing Date, upon the Company's request and upon the satisfaction of the conditions specified in paragraph (b), to instruct the Collateral Agent to permanently release the Collateral from the Liens created by the Mortgages, the Pledge Agreements and the Security Agreements.

          (b)  The agreement of the Purchasers specified in paragraph
(a) is subject to the following conditions:

          (i) no Default or Event of Default shall have occurred and be continuing;

          (ii) the senior unsecured debt obligations of the Company (without the benefit of any supporting letter of credit, collateral security or Guaranty of another Person) shall be rated Baa2 by Moody's Investors Service, Inc., or BBB by Standard and Poor's Ratings Group or shall have a comparable rating by a nationally-recognized rating agency approved by the Required Noteholders;

          (iii) the Lenders shall have concurrently irrevocably terminated their security interests created pursuant to the Security Documents securing the obligations of the Company under the Credit Agreement, as the same may be amended, modified, supplemented, refinanced or replaced from time to time, and the Noteholders shall have received evidence of such termination satisfactory to the Noteholders; and

          (iv) the Company shall have paid all of the amounts specified in paragraph (c).

          (c) In connection with any proposed release of the Collateral as contemplated by paragraph (a), the Company will pay any and all costs and expenses of the Noteholders and the Collateral Agent in connection with such release, including, without limitation, any and all filing and/or recording fees and charges.

          (d) In the event of the release of the Liens of the Security Documents pursuant to this Section 14, thereafter the Parent will not, and will not permit any Restricted Subsidiary to, directly or indirectly, create, incur, assume or permit to exist any Lien on or in respect to any property so released except for Permitted Liens of the types specified in paragraphs (a) through (e) or (g) of Section 12 of
Schedule III.

          If, notwithstanding the prohibition contained in this Section 14, the Parent or any of its Restricted Subsidiaries shall create, assume or permit to exist any Lien upon any of its property or assets, or the property or assets of any of its Restricted Subsidiaries, whether now owned or hereafter acquired, other than those permitted by the provisions of paragraphs (a) through (e) or (g) of Section 12 of
Schedule III, and such Lien remains in existence for more than 5 days, it will make or cause to be made effective provision whereby the Obligations will be secured equally and ratably with any and all other Debt thereby secured so long as such other Debt shall be so secured, provided that such grant of an equal and ratable Lien securing the Obligations shall not cure (nor shall it be deemed to cure) the Default and Event of Default arising from the breach of the prohibition contained in this Section 14.

  SECTION 15.  MISCELLANEOUS.

          15.1. Amendments, Etc. Any term of this Agreement or of the Senior Notes may be amended and the observance of any term of this Agreement or of the Senior Notes may be waived (either generally or in a particular instance and either retroactively or prospectively) only with the written consent of the Company and the Required Noteholders provided that, without the prior written consent of all of the Noteholders, no such amendment or waiver shall (a) change the maturity or the principal amount of, or change the rate or change the time of payment of interest on, or change the amount or the time of payment of any principal of, or Make-Whole Amount, if any, in respect of any Senior Note, (b) change the aforesaid percentages of the principal amount of Senior Notes the holders of which are required to consent to any such amendment or waiver, (c) change the percentage of the principal amount of Senior Notes the holders of which are required to declare the Senior Notes to be due and payable as provided in Section 9, (d) change the percentage of the principal amount of the Senior Notes the holders of which are required to rescind and annul any such declaration as provided in
Section 9, (e) amend this Section 15.1 or the definitions of Required Noteholders or Majority Creditors, or (f) release any item of Collateral from the Lien thereof in favor of the Credit Providers (other than as provided in the Operative Agreements).

          If, after the Closing Date, any rules, regulations, pronouncements or opinions of the Financial Accounting Standards Board or the American Institute of Certified Public Accountants affect the method of calculating and/or presenting the financial statements of the Company and its Restricted Subsidiaries and thus affect the financial calculations contained in the various provision contained in Schedule III, the Company and the Noteholders agree to negotiate in good faith to amend the provisions in Schedule III so affected so that the criteria for evaluating the financial condition of the Company and its Restricted Subsidiaries shall be the same as existed prior to such changes. If the Company and the Noteholders are unable to reach agreement regarding such amendments, then all calculations will be made in accordance with the terms contained in Schedule III as then in effect.

          15.2. Further Assurances. The Company agrees that at any time and from time to time, at the expense of the Company, it will promptly execute, acknowledge, file, deliver and record all such amendments to the Operative Agreements and all such instruments of further assurance and all such further certificates, instruments and documents, and take all such further action, as may be required by law, or as may be necessary, or that the Required Noteholders may reasonably request, in order to carry out the purposes of the Note Agreements and/or the other Operative Agreements.

          15.3. Survival of Agreements, Representations and Warranties. All agreements, representations and warranties contained in the Note Agreements and/or the other Operative Agreements or made in writing by or on behalf of the Company in connection with the transactions contemplated by the Operative Agreements shall survive the execution and delivery of this Agreement, any investigation at any time made by or on behalf of the Noteholders, the acquisition of any Senior Note or any payment on or of any Senior Note or any disposition of any Senior Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to the Note Agreements and/or the other Operative Agreements or in connection with any amendment, waiver or modification of this Agreement, the Senior Notes or any of the Operative Agreements shall be deemed representations and warranties of the Company under this Agreement.

          15.4. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and permitted assigns of the parties hereto, whether so expressed or not, and, in particular, shall inure to the benefit of and be enforceable by any registered holder or holders at any time of any Senior Notes or any part thereof.

          15.5. Submission to Jurisdiction. For the purpose of assuring that the Noteholders may enforce their rights under this Agreement and the Senior Notes, the Company, for itself and its successors and assigns, hereby, to the fullest extent permitted by applicable law, irrevocably (a) agrees that any legal or equitable action, suit or proceeding brought against it arising out of or relating to this Agreement or any transaction contemplated hereby or the subject matter of any of the foregoing or for recognition or enforcement of any judgment rendered in any such action, suit or proceeding may be instituted in any state or federal court sitting in the State of New York, (b) waives any objection which it may now or hereafter have to the laying of venue of any such action, suit or proceeding brought in any such court, and hereby further irrevocably and unconditionally waives and agrees not to plead or claim that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum, or any right to require the proceeding to be conducted in any other jurisdiction by reason of its present or future domicile, (c) irrevocably submits itself to the non-exclusive jurisdiction of any state or federal court of competent jurisdiction sitting in the State of New York for purposes of any such action, suit or proceeding, and (d) irrevocably waives any immunity from jurisdiction to which it might otherwise be entitled in any such action, suit or proceeding which may be instituted in any state or federal court sitting in the State of New York, and irrevocably waives any immunity from, or objection to, the maintaining of an action against it to enforce any judgment for money obtained in any such action, suit or proceeding and any immunity from execution.

          15.6. Entire Agreement. Except as stated in Section 15.3, this Agreement and the Senior Notes (together with the other Operative Agreements) embody the entire agreement and understanding among the Company and the Purchasers and supersede all prior agreements and understandings, written or oral, relating to the subject matter hereof. All exhibits and schedules hereto are an integral part of and are incorporated into this Agreement.

          15.7. Reproduction of Documents. This Agreement and all documents relating hereto, including without limitation, (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by the Noteholders at any time, including, without limitation, in connection with the Closing (except the Senior Notes themselves), and
(c) financial statements, certificates and other information previously or hereafter furnished to the Noteholders, may be reproduced by the Noteholders by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and the Noteholders may destroy any of their own copies of any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by the Noteholders in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

          15.8. Notices, Etc. Except as otherwise provided in this Agreement, notices and other communications under this Agreement (a) shall be in writing, (b) shall be delivered by hand, by telecopy (if the sender shall immediately obtain telephonic verification of receipt of such telecopy and shall on the same day send a confirming copy of such notice by nationally recognized express delivery service, charges prepaid), by nationally recognized express delivery service or by first-class mail, postage prepaid, (c) shall be deemed given when so delivered by hand or by telecopy (with telephone confirmation of receipt thereof) or 2 days after posting by express delivery service (if posted prior to 5:00 p.m.) or 10 days after posting by first-class mail, and
(d) shall be addressed, (i) if to any Noteholder, at the address set forth in the Schedule of Purchasers, or at such other as such Noteholder shall have furnished in writing to the Company, or (ii) if to the Company, at the address set forth at the beginning of this Agreement or at such other address as the Company shall have furnished in writing to the Noteholders.

          15.9. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          15.10. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

          15.11. Table of Contents; Headings. The table of contents and the section headings in this Agreement and the Schedules are for purposes of reference only and shall not limit or define the meaning hereof.

          15.12. Directly or Indirectly. Where any provision in this Agreement refers to any action which any Person is prohibited from taking, the provision shall be applicable whether the action is taken directly or indirectly by such Person.

          15.13. Independence of Covenants. All terms, covenants and agreements hereunder shall be construed (absent express provision to the contrary) as being independent of each other term, covenant or agreement contained herein.

          15.14. Solicitation of Noteholders. The Company agrees it will not, nor will it permit any of its Subsidiaries or Affiliates to, solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement, any Senior Note or any other Operative Agreement unless each Noteholder (irrespective of the amount of Senior Notes then owned by it) shall substantially concurrently be informed thereof by the Company and shall be afforded the opportunity of considering the same and shall be supplied by the Company with sufficient information to enable it to make an informed decision with respect thereto, which information shall be substantially the same as that supplied to each other Noteholder. Executed or true and correct copies of any waiver or consent effected pursuant to the provisions of Section 15.1 and this Section 15.14 shall be delivered by the Company to each Noteholder forthwith following the date on which the same shall have been executed and delivered by the requisite percentage of Required Noteholders and/or Required Lenders. The Company will not, nor will it permit any of its Subsidiaries or Affiliates to, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any Noteholder as consideration for or as an inducement to the entering into by any Noteholder of any waiver or amendment of any of the terms and provisions of this Agreement, any Senior Note or any other Operative Agreement unless such remuneration is concurrently paid, on the same terms, ratably to each Noteholder whether or not such Noteholder signs such waiver or consent.

          15.15. WAIVER OF JURY TRIAL. EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY WAIVES THE RIGHT
  TO TRIAL BY JURY IN ANY LEGAL OR EQUITABLE ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE SENIOR NOTES OR ANY TRANSACTION CONTEMPLATED HEREBY
  OR THEREBY OR THE SUBJECT MATTER OF ANY OF THE FOREGOING.

          15.16.    GOVERNING LAW.  THIS AGREEMENT HAS BEEN
  EXECUTED AND DELIVERED IN THE CITY OF NEW YORK, STATE OF
  NEW YORK, UNITED STATES OF AMERICA.  THIS AGREEMENT AND
  (UNLESS OTHERWISE EXPRESSLY PROVIDED) ALL AMENDMENTS AND
  SUPPLEMENTS TO, AND ALL CONSENTS AND WAIVERS PURSUANT TO,
  THIS AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY, AND
  CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL
  LAWS OF THE STATE OF NEW YORK, INCLUDING ALL MATTERS OF
  CONSTRUCTION, VALIDITY AND PERFORMANCE.

          If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter and return one of the same to the Company, whereupon this letter shall become a binding agreement between you and the Company.

                              Very truly yours,

                              IT CORPORATION


                              By:

                                    Title:

  The foregoing Agreement
  is hereby agreed to
  as of the date first
  above written.


  JOHN HANCOCK MUTUAL LIFE
    INSURANCE COMPANY

  By:
        Title:


  JOHN HANCOCK LIFE INSURANCE
    COMPANY OF AMERICA

  By:
        Title:

  ALLSTATE LIFE INSURANCE
    COMPANY

  By:
         Name:

  By:
         Name:
     Authorized Signatories

  THE MUTUAL LIFE INSURANCE
    COMPANY OF NEW YORK

  By:
        Title:

  MONY LIFE INSURANCE
    COMPANY OF AMERICA

  By:
        Title:
                                                            SCHEDULE I

                           UNIFORM DEFINITIONS


          The following terms shall have the following meanings for all purposes and such meanings shall be equally applicable to the singular and plural forms of the terms defined. Any agreement defined or referred to below shall include each amendment, modification and supplement thereto and waiver thereof as may become effective from time to time, except where otherwise indicated. Any term defined below by reference to any agreement shall have such meaning whether or not such agreement is in effect. As used in any agreement, document or instrument, the terms "hereof", "herein", "hereunder" and comparable terms refer to such agreement, document or instrument in its entirety and not to any particular article, section, paragraph or other subdivision thereof. Except as otherwise indicated, references in any agreement, document or instrument to any "Section" or "Article" means a "Section" or "Article" of such agreement, document or instrument.

          As used in any agreement, document or instrument, all financial or accounting terms not specifically defined below shall be construed in accordance with GAAP (as defined herein), consistently applied, and all financial and accounting terms defined below shall, except as otherwise provided therein, be construed and determined in accordance with GAAP (as defined herein). With reference to any Person, whenever any financial or accounting item is required to be determined, such calculation shall be made with reference to the financial statements of such Person.

          "Accounts Receivable" shall mean all rights to payment for goods sold or services rendered which have been earned by performance under valid, enforceable contracts, whether or not they have been billed to the respective customers and reflected on the Company's balance sheet.

          "Affiliate" shall mean as to any Person, any other Person (a) directly or indirectly controlling or controlled by or under direct or indirect common control with, such Person, or (b) beneficially owning or holding 5% or more of any class of Voting Stock of such Person or (c) any corporation of which such Person beneficially owns or holds, in the aggregate, 5% or more of any class of Voting Stock, provided that no Lender or Noteholder nor any Person directly or indirectly controlling or controlled by or under common control with any Lender or Noteholder shall be deemed to be an Affiliate of the Parent, the Company or any of their Subsidiaries solely by reason of ownership of the Senior Notes or by reason of having the benefits of any agreements or covenants of the Parent or the Company or any of their Subsidiaries contained in any of the Operative Agreements. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

          "Aggregate Outstanding Extensions of Credit" shall mean, as to any Lender at any time, an amount equal to the sum of (a) the aggregate principal amount of all Loans made by such Lender then outstanding, (b) such Lender's Commitment Percentage of the L/C
Obligations then outstanding and (c) such Lender's Commitment Percentage of all interest, charges and fees incurred under the Credit Agreement and accrued and unpaid as of such time.

          "Allowable Restricted Payment Amount" shall have the meaning specified in Section 8 of Schedule III.

          "Asset Sale" shall mean the sale or other disposition of any asset.

          "Bank Notes" shall have the meaning specified in subsection 2.5(e) of the Credit Agreement.

          "Board" shall mean the Board of Directors of the Company.

          "Borrower" shall mean IT Corporation, a California corporation, and its permitted successors and assigns.

          "Borrowing Base" shall mean, as of any date of determination, an amount equal to the sum of (i) 90% of Eligible Billed Accounts as of such date, (ii) the lesser of (A) 80% of Eligible Unbilled Accounts as of such date and (B) 35% of the total portion of the Borrowing Base on such date attributable to clauses (i), (ii) and (iii) (without giving effect to clause (ii)(B)) of this definition, (iii) 80% of Additional Freshkills Accounts as of such date, (iv) the Eligible Additional Asset Amount as of such date and (v) 100% of the cash and Cash Equivalents maintained at such date in accounts with the Collateral Agent and pledged as Collateral on terms and conditions satisfactory to the Collateral Agent, provided that the advance rate set forth in clause (i) may, at any time that the Collateral Agent in its reasonable discretion believes that the Dilution Percentage exceeds 3%, be decreased to reflect such condition. For the purposes hereof:

          "Eligible Billed Accounts" shall mean the gross outstanding balance, determined in accordance with GAAP and stated on a basis consistent with the historical practices of the Company and its Subsidiaries as of the date hereof, of accounts receivable of the Company or any of its Subsidiaries arising out of sales of goods or services made by the Company or any of its Subsidiaries in the ordinary course of business ("Accounts") that have been invoiced and that the Collateral Agent, in its reasonable discretion, shall deem eligible and acceptable in all respects, less all finance charges, late fees and other fees that are unearned, and less the value of such reserves as the Collateral Agent, in its reasonable discretion, shall deem appropriate (including reserves determined by the Collateral Agent, in its reasonable discretion, to reflect any deficiency in, or absence of, landlord lien waivers and consents). Without in any way limiting the discretion of the Collateral Agent to deem an Account eligible or ineligible, the Collateral Agent does not currently intend to treat an Account as an Eligible Billed Account if:

          (a) any portion of such Account has remained unpaid for a period exceeding 90 days from the due date;

          (b) any portion of such Account has remained unpaid for a period exceeding 120 days from the invoice date thereof;

          (c) the sale represented by such Account is to an Account debtor organized or located outside one of the states of the United States, except (i) to the extent covered by letters of credit acceptable to, and assigned to, the Collateral Agent and (ii) if the Collateral Agent is furnished evidence reasonably acceptable (including an opinion of Canadian or Puerto Rican counsel, as the case may be, to the Company) that it has a valid and enforceable first priority lien thereon, Accounts of an Account debtor located in Canada or Puerto Rico;

          (d) the Company and its Subsidiaries have not complied with all material requirements of law, including, without limitation, all laws, rules, regulations and orders of any governmental or judicial authority relating to truth in lending, billing practices, fair credit reporting, equal credit opportunity, debt collection practices and consumer debtor protection, applicable to such Account (or any related contracts) or affecting the collectability of such Account;

          (e) the Account debtor is the Company or an Affiliate, Subsidiary, division or employee of the Company or any of its Subsidiaries;

          (f) the Account debtor is a supplier or creditor of the Company or any of its Subsidiaries (provided that such Account would be ineligible only to the extent of amounts payable by the Company or such Subsidiary to such supplier or outstanding with such creditor);

          (g) the sale represented by such Account is on a bill-and-hold, undelivered sale, guaranteed sale, sale-or-return, consignment, or sale-on-approval basis or is subject to any setoff, right of return, chargeback, contra, net-out contract, offset, deduction, dispute, credit, counterclaim or other defense outside the ordinary course of negotiations involved in performance by the Company of its obligations under service contracts giving rise to Accounts;

          (h) such an Account is an account of the United States government, or if any applicable law of any state or political subdivision thereof restricts or imposes conditions on the assignment or pledge of receivables, the government of any state of the United States or any political subdivision thereof, or any agency or instrumentality of any of the foregoing, and is, at any time after the date that is 30 days following the Closing Date, covered by the Assignment of Claims Act or any similar state or local law, as applicable, with respect to which documentation in compliance therewith, in form and substance satisfactory to the Collateral Agent, shall not have been executed by the Account debtors in respect thereof, provided that notwithstanding the foregoing, at any time that 80% or more of such Accounts are so covered (and documentation in respect thereof so executed), the remaining 20% of such Accounts shall not be deemed ineligible by virtue of this clause (h), less any such remaining Accounts (with respect to which such documentation has not been so executed) that have been entered into, renewed or extended from and after the Closing Date (for purposes of this paragraph (h), such percentage of amounts shall be determined based on the amount of projected revenue attributable to such Accounts for the fiscal year of the Company during which any determination is made);

          (i) the Collateral Agent believes, in its reasonable discretion, that the collection of such Account is insecure or that such Account may not be paid, or the Collateral Agent is otherwise not satisfied with the credit standing of the Account debtor in respect thereof;

          (j) such Account is owed by an Account debtor (other than the United States government, the government of any state of the United States or any political subdivision thereof, or any agency or instrumentality of any of the foregoing) whose Accounts constitute more than 10% of the Accounts included in determining the Borrowing Base on such date, to the extent of such excess, except to the extent covered by credit insurance satisfactory to the Collateral Agent and assigned to the Collateral Agent pursuant to documentation in form and substance satisfactory to the Collateral Agent;

          (k) such Account (other than the Freshkills Accounts) is owing by an Account debtor when 50% or more of the outstanding amount of all invoiced Accounts from such Account debtor remain unpaid for a period greater than 120 days from the invoice date thereof;

          (1) such Account is not assignable or a first priority security interest in such Account in favor of the Collateral Agent has not been obtained and fully perfected by filing Uniform Commercial Code financing statements against the Company or the relevant Subsidiary, as the case may be;

          (m) such Account is subject to any Lien whatsoever, other than Liens in favor of the Collateral Agent;

          (n) the Company or the relevant Subsidiary, as the case may be, in order to be entitled to collect such Account, is required to perform any additional service for, or perform or incur any additional obligation to, the Account debtor;

          (o) such Account does not constitute a legal, valid and binding irrevocable payment obligation of the Account debtor to pay the balance thereof in accordance with its terms or is subject to any defense, setoff, recoupment or counterclaim;

          (p) an estimated or actual loss has been recognized in respect of such Account, as determined in accordance with the Company's usual business practice, or such Account is required to be charged off or written off as uncollectible in accordance with GAAP or the customary business practices of the Company or such Subsidiary;

          (q) the Account debtor has filed a petition for relief under the United States Bankruptcy Code (or similar action under any successor law or under any comparable law), made a general assignment for the benefit of creditors, had filed against it any petition or other application for relief under the United States Bankruptcy Code (or similar action under any successor law or under any comparable law), failed, suspended business operations, become insolvent, called a meeting of its creditors for the purpose of obtaining any financial concession or accommodation, or had or suffered a receiver or a trustee to be appointed for all or a significant portion of its assets or affairs;

          (r) such Account is not denominated in Dollars (unless a currency swap or similar hedge has been entered into with respect to such Account, the effect of which is to cause payments in respect of such Account to be denominated in Dollars) or is payable outside the United States or Canada;

          (s) the Company or the relevant Subsidiary, as the case may be, or any other party to such Account, is in default in the performance or observance of any of the terms thereof in any material respect;

          (t) the Company or the relevant Subsidiary, as the case may be, does not have good and marketable title to such Account as sole owner of such Account; or
          (u) any amounts payable under or in connection with such Account are evidenced by chattel paper, promissory notes or other instruments, unless such chattel paper, promissory notes or instruments have been endorsed and delivered to the Collateral Agent.

          "Additional Freshkills Accounts" shall mean all Freshkills Accounts that would constitute Eligible Billed Accounts but for the provisions of paragraphs (a), (b) and (k) of the definition of Eligible Billed Accounts, provided that Additional Freshkills Accounts shall not include any Account any portion of which has remained unpaid for a period exceeding 180 days from the invoice date thereof.

          "Dilution" shall mean any reduction in the value of Accounts at any time caused by: returns, allowances, discounts, rebills (to the extent of any downward adjustment effected thereby), credits and/or any other non-cash offsets.

          "Dilution Percentage" shall mean, at any time for any period, a quotient, expressed as a percentage, the numerator of which equals Dilution at such time and the denominator of which equals the Company's gross Accounts for the period ending at such time.

          "Eligible Unbilled Accounts" shall mean all accounts receivable that have not been invoiced by the Company or any Subsidiary but that comply in all other respects with the requirements, and are subject to the terms of, the definition of Eligible Billed Accounts, provided that the invoice for each such Account is in fact billable, and is invoiced, within 60 days from the date on which the Company has recorded the cost of services performed as an unbilled receivable in accordance with its ordinary and usual practices.

          "Freshkills Accounts" shall mean Accounts arising in connection with the New York City Department of Sanitation - Freshkills project.

          "Eligible Additional Asset Amount" shall mean at any date, the lesser of (i) $30,000,000 or (ii) 45% of the then net book value of
(a) property, plant and, equipment, and construction-in-progress, (b) inventory and (c) the property described on Schedule I-A, in each case constituting Collateral, of the Parent and its Subsidiaries, determined in accordance with GAAP, provided that the amount set forth in clause
(i) of this definition shall be reduced by $5,000,000 on each of the first four anniversaries of the Closing Date.

          "Borrowing Base Certificate" shall mean the Borrowing Base Certificate substantially in the form of Exhibit I-B.

          "Business Day" shall mean any day except a Saturday, Sunday or other day on which commercial banks in New York, New York and Los Angeles, California are required or authorized by law to close.

          "Capital Expenditures" shall mean (a) amounts expended on property, plant and equipment, (b) cash Closure Expenditures, and (c) the cash acquisition cost of businesses acquired, excluding any Debt issued or assumed in such acquisition, provided such Debt is permitted under Section 1 of Schedule III.

          "Capital Lease" shall mean any lease of any property (whether real, personal or mixed) by a Person, as lessee, which would be required to be classified and accounted for as a capital lease on a balance sheet of such Person in accordance with GAAP.

          "Capital Lease Obligation" shall mean, with respect to any Person and a Capital Lease, the amount of the obligation of such Person as the lessee under such Capital Lease which would, in accordance with GAAP, appear as a liability on a balance sheet of such Person.

          "Cash Collateral Agreements" shall mean the collective reference to the Company Cash Collateral Agreement, the Parent Cash Collateral Agreement and the Subsidiaries Cash Collateral Agreement.

          "Cash Equivalents" shall mean (a) securities with maturities of one year or less from the date of acquisition issued or fully guaranteed or insured by the United States Government or any agency thereof, (b) certificates of deposit and eurodollar time deposits with maturities of one year or less from the date of acquisition and overnight bank deposits of any Lender or of any commercial bank having capital and surplus in excess of $500,000,000, (c) repurchase obligations of any Lender or of any commercial bank satisfying the requirements of clause (b) of this definition, having a term of not more than 30 days with respect to securities issued or fully guaranteed or insured by the United States Government, (d) commercial paper of a domestic issuer rated at least A-2 by Standard and Poor's Rating Group or P-2 by Moody's Investors Service, Inc., (e) securities with maturities of one year or less from the date of acquisition issued or fully guaranteed by any state, commonwealth or territory of the United States, by any political subdivision or taxing authority of any such state, commonwealth or territory or by any foreign government, the securities of which state, commonwealth, territory, political subdivision, taxing authority or foreign government (as the case may be) are rated at least A by Standard and Poor's Ratings Group or A by Moody's Investors Services, Inc., (f) securities with maturities of one year or less from the date of acquisition backed by standby letters of credit issued by any Lender or any commercial bank satisfying the requirements of clause (b) of this definition or (g) shares of money market mutual or similar funds which invest exclusively in assets satisfying the requirements of clauses (a) through (f) of this definition.

          "CERCLA" shall mean the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as from time to time amended, including, without limitation, by the Superfund Amendment and Reauthorization Act of 1986 and regulations promulgated thereunder.

          "Change of Control" shall mean (a) the sale or other disposition of all or substantially all of the assets or stock of the Company, (b) the merger or consolidation of the Parent or the Company, if the effect thereof is that the stockholders of the Parent immediately prior to such merger or consolidation directly or indirectly hold less than 50% of the total Voting Stock of the surviving corporation, (c) the acquisition of 33% or more of the Voting Stock of the Parent or the Company (or the surviving corporation of a merger involving the Parent or the Company if the surviving corporation is not the Parent or the Company) by any person or related group of Persons (other than the management of the Company) or (d) the liquidation or dissolution of the Company or the Parent.

          "Closing Date" shall mean the date on which the initial borrowing under the Credit Agreement and on which the Purchasers' purchase of the Senior Notes under the Note Agreements both occur.

          "Closure Expenditures" shall mean those cash costs related to closure and post closure activities of the Company's disposal sites and those cash costs associated with respect to matters as to which the Company is, or is alleged to be, a Potentially Responsible Party as contemplated by or under CERCLA.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          "Collateral" shall mean all assets of the Parent, the Company and each Subsidiary a party to a Security Document upon which a Lien is purported to be created by any Security Document.

          "Collateral Agent" shall mean Chemical Bank, in its capacity as Collateral Agent under the Security Documents and the Collateral Trust Agreement.

          "Collateral Trust Agreement" shall mean the Master Collateral and Intercreditor Agreement, dated as of October 24, 1995, between the Credit Providers and the Collateral Agent and acknowledged by the Company substantially in the form of Exhibit I-A.

          "Commission" shall mean the Securities and Exchange Commission or any other Federal agency at the time succeeding to its functions.

          "Commitment" shall mean as to any Lender, the obligation of such Lender to make Loans to and/or issue or participate in Letters of Credit issued on behalf of the Company under the Credit Agreement in an aggregate principal amount at any one time outstanding not to exceed the amount set forth opposite such Lender's name on Schedule IA to the Credit Agreement, as such amount may be reduced from time to time in accordance with the provisions to the Credit Agreement.

          "Commitment Percentage" shall mean as to any Lender at any time, the percentage which such Lender's Commitment then constitutes of the aggregate Commitments (or, at any time after the Commitments shall have expired or terminated, the percentage which the aggregate principal amount of such Lender's Loans then outstanding constitutes of the aggregate principal amount of the Loans then outstanding).

          "Company" shall mean IT Corporation, a California corporation, and its permitted successors and assigns.

          "Company Cash Collateral Agreement" shall mean the Cash Collateral Agreement to be executed and delivered by the Company.

          "Company Mortgage" shall mean the Mortgage to be executed and delivered by the Company.

          "Company Pledge Agreement" shall mean the Company Pledge Agreement to be executed and delivered by the Company, substantially in the form of Exhibit G of the Collateral Trust Agreement.

          "Company Security Agreement" shall mean the Security Agreement to be executed and delivered by the Company, substantially in the form of Exhibit D of the Collateral Trust Agreement.

          "Company Security Documents" shall mean the collective reference to the Company Cash Collateral Agreement, the Company
Mortgage, the Company Security Agreement and the Company Pledge
Agreement.

          "Consolidated Net Worth" shall mean, without duplication, the capital stock (but excluding treasury stock and capital stock subscribed but unissued and preferred stock of the Parent or any of its Subsidiaries redeemable prior to October 31, 2003) and surplus accounts of the Parent and its Restricted Subsidiaries appearing on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP, provided that the investment in Quanterra represented in such accounts and surplus shall be included only to the extent of such investment existing on the Closing Date at all times valued at its book value plus the book value of up to $10,000,000 of additional investment in Quanterra, minus Restricted Investments, and minus:

          (i) the net book amount of all assets, after deducting any reserves applicable thereto, which would be treated as intangible under GAAP, including, without limitation, such items as good will, trademarks, trade names, service marks, brand names, copyrights, patents and licenses, and rights with respect to the foregoing, unamortized debt discount and expense (other than the capitalized expenses related to the Credit Agreement and the Note Purchase Agreements, but not any amendments, refinancings or waivers relating thereto), organizational expenses and the excess of cost of purchased Subsidiaries over equity in the net assets thereof at the date of acquisition;

          (ii) any write-up in the book value of any asset on the books of the Parent or any Restricted Subsidiary resulting from a revaluation thereof subsequent to the Closing Date;

          (iii) the amounts, if any, at which any shares of stock of the Parent or any Restricted Subsidiary appear on the asset side of such balance sheet; and

          (iv) all deferred charges (other than deferred taxes and prepaid expenses).

          "Consolidated Tangible Assets" shall mean the total assets of the Parent and its Restricted Subsidiaries appearing on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP, after eliminating all intercompany transactions and all amounts properly attributable to minority interests, if any, in the stock and surplus of Restricted Subsidiaries and after deducting therefrom (without duplication of deductions):

            (a) the net book amount of all assets, after deducting any reserves applicable thereto, which would be treated as intangible under GAAP including, without limitation, such items as good will, trademarks, trade names, service marks, brand names, copyrights, patents and licenses, and rights with respect to the foregoing, unamortized debt discount and expense (other than the capitalized expenses related to the Credit Agreement and the Note Purchase Agreements, but not any amendments, refinancings or waivers relating thereto) organization expenses and the excess of cost of purchased Restricted Subsidiaries over equity in the net assets thereof at the date of acquisition;

          (b) any write-up in the book value of any asset on the books of the Parent or any Restricted Subsidiary resulting from a revaluation thereof subsequent to the Closing Date;

          (c) the amounts, if any, at which any shares of stock of the Parent or any Restricted Subsidiary appear on the asset side of such balance sheet;

          (d) all deferred charges (other than deferred taxes and prepaid expenses); and

          (e)  all Restricted Investments.

          "Contractual Obligation" shall mean as to any Person, any provision of any security issued by such Person or of any material agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

          "Credit Agreement" shall mean that credit agreement among the Parent, the Company, Chemical Bank, as Administrative Agent, and each of the Lenders party thereto, dated as of October 24, 1995, and any successor credit facilities in respect of loans, advances, letters of credit, acceptances and other similar credit facilities provided to the Company and any of the Restricted Subsidiaries by any commercial bank or other financial institutions.

          "Credit Providers" shall mean, at any time, the Noteholders and the Lenders.

          "Current Assets" shall mean the total assets of the Parent and its Restricted Subsidiaries and Permitted Joint Ventures which would be shown as current assets on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP provided that in determining such current assets (a) notes and accounts receivable shall be included only if good and collectible and shall be valued at their face value less reserves or accruals for uncollectible accounts determined to be sufficient in accordance with GAAP, (b) life insurance policies (other than the cash surrender value of any unencumbered policies that is properly classified as a current asset in accordance with GAAP) shall be excluded, and (c) Restricted Investments that otherwise would be Current Assets shall be excluded.

          "Current Liabilities" shall mean the total liabilities of the Parent and its Restricted Subsidiaries and Permitted Joint Ventures which would be shown as current liabilities on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP but in any event including as current liabilities, without limitation, current maturities of Debt.

          "Current Ratio" shall mean the ratio of Current Assets to Current Liabilities.

          "Debt" shall mean, with respect to any Person, at any time (without duplication):

          (a) its liabilities for borrowed money (whether or not evidenced by a security) including, without limitation, the current portion of such obligation;

          (b) its obligations in respect of Redeemable Stock (to the extent redeemable prior to October 31, 2003) in each case taken at the greatest of (i) its voluntary liquidation or redemption price, (ii) its involuntary liquidation or redemption price and (iii) its stated par value, as determined at such time;

          (c) any liabilities secured by any Lien existing on property owned by such Person (whether or not such liabilities have been assumed) other than those liabilities associated with contract performance and payment bonds in the ordinary course of business;

          (d)  its liabilities in respect of its Capital Leases;

          (e) the present value of all payments due under any arrangement for retention of title or any conditional sale agreement (other than a Capital Lease) discounted at the implicit rate, if known, with respect thereto or, if unknown, at eight percent (8%) per annum;

          (f) obligations of such Person in respect of letters of credit, acceptances, or instruments serving a similar function issued or accepted by banks or other financial institutions for the account of such Person (whether or not representing obligations for borrowed money); and

          (g) its Guaranty of any liabilities of another Person constituting liabilities of a type set forth in clause (a) through clause (f), inclusive.
          "Default" shall mean any condition or event that constitutes an Event of Default or which with the giving of notice or the lapse of time or both would, unless cured or waived, become an Event of Default.

          "Dollars" and "$" shall mean lawful currency of the United States of America.

          "EBIT" shall mean, for any period, the sum of (a) Net Income, and (b) net interest expense and federal, state and local taxes (but only to the extent that any such item was deducted in computing Net Income for such period), in each case accrued for such period by the Parent and its Restricted Subsidiaries and Permitted Joint Ventures, determined on a consolidated basis.

          "EBITDA" shall mean, for any period, the sum of (a) EBIT, and
(b) depreciation, amortization and other non-cash charges (but only to the extent that any such item was deducted in computing Net Income for such period), in each case accrued for such period by the Parent and its Restricted Subsidiaries and Permitted Joint Ventures, determined on a consolidated basis.

          "Environmental Laws" shall mean any and all foreign, Federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, legally binding decrees, or other requirement of any Governmental Authority (including, without limitation, common law) regulating, relating to or imposing liability or standards of conduct concerning protection of the environment or of human health relating to exposure of any kind of hazardous substances, as has been, is now, or may at any time hereafter be, in effect.

          "Environmental Permits" shall mean any and all permits, licenses, registrations, notifications, exemptions and any other authorization required under any Environmental Law.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

          "Event of Default" shall mean any of the events or conditions set forth as "Uniform Events of Default" in Schedule IV.

          "Excess Capital Expenditures" shall have the meaning specified in Section 6 of Schedule III.

          "Excess Proceeds" shall have the meaning specified in Section
7.4 of the Note Agreements.

          "Exchange Act" shall mean the Securities Exchange Act of 1934, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

          "Fair Market Value" shall mean the sale value of property that would be realized in an arm's length sale at such time between an informed and willing buyer and an informed and willing seller under no compulsion, respectively, to buy or sell, in each case, determined by the Board in its good faith opinion.

          "Form 10-K" shall have the meaning specified in Section 4 of
Schedule II.

          "Form 10-Q" shall have the meaning specified in Section 4 of
Schedule II.

          "GAAP" shall mean generally accepted accounting principles as, from time to time, applied in the United States of America.

          "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Guarantees" shall mean the collective reference to the Parent Guarantee and the Subsidiaries Guarantee.

          "Guaranty" as applied to any Person (the "guaranteeing person"), any obligation of (a) the guaranteeing person or (b) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counterindemnity or similar obligation, in either case guaranteeing or in effect guaranteeing, and any direct or indirect liability, contingent or otherwise, of such Person with respect to, any indebtedness, lease, dividend or other obligation of another Person, including, without limitation, any such obligation directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business) or discounted or sold with recourse by such Person, or in respect of which such Person is otherwise directly or indirectly liable, including, without limitation, any such obligation in effect guaranteed by such Person through any agreement (contingent or otherwise) to purchase, repurchase or otherwise acquire such obligation or any direct or indirect security therefor, or to advance or provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain working capital or equity capital or to maintain the net worth or the solvency or any balance sheet, level of income or other financial condition of the obligor of such obligation, or to make payment for any securities, products, materials or supplies or for any transportation or services regardless of the non-delivery or non-furnishing thereof, in any such case if the purpose or intent of such agreement is to provide assurance that such obligation will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected against loss in respect thereof. The amount of any Guaranty shall be equal to the amount of the obligation guaranteed.

          "Hazardous Materials" shall mean any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products, polychlorinated biphenyls, urea-formaldehyde insulation, asbestos or asbestos-containing materials, pollutants, contaminants, radioactivity, and any other materials or substances of any kind, whether or not any such substance is defined as hazardous under any Environmental Law, that is regulated pursuant to any Environmental Law or that could give rise to liability under any Environmental Law.

          "HTTS Equipment" shall mean Hybrid Thermal Treatment System equipment.

          "Intellectual Property" shall mean any and all United States and foreign: (a) patents (including design patents, industrial designs and utility models) and patent applications (including patent disclosures, reissues, divisions, continuations-in-part and extensions), inventions and improvements thereto; (b) trademarks, service marks, certification marks, trade names, trade dress, logos, business and product names, slogans, and registrations and applications for registration thereof; (c) copyrights (including software) and registrations thereof; (d) inventions, processes, designs, formulae, trade secrets, know-how, industrial models, confidential and technical information, manufacturing, engineering and technical drawings, product specifications and confidential business information; (e) intellectual property rights similar to any of the foregoing;(f) copies and tangible embodiments thereof (in whatever form or medium, including electronic media); and (g) any licenses to use the foregoing.

          "Interest Expense" shall mean, with respect to any period, the sum (without duplication) of the following (in each case, eliminating all offsetting debits and credits between the Parent and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Parent and its Restricted Subsidiaries in accordance with GAAP): (a) all interest in respect of Debt of the Parent and its Restricted Subsidiaries (including imputed interest on Capital Lease Obligations) deducted in determining Net Income for such period, together with all interest capitalized or deferred during such period and not deducted in determining Net Income for such period, (b) all debt discount and expense (other than the capitalized expenses related to the Credit Agreement and the Note Purchase Agreements, but not such expenses related to any amendments, refinancings or waivers thereof) amortized or required to be amortized in the determination of Net Income for such period, and (c) all Restricted Payments in respect of any Redeemable Stock that is included within the definition of Debt.

          "Investment" shall mean, as applied to any Person, any direct or indirect purchase or other acquisition by such Person of stock or other securities of any other Person, or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business) or capital contribution by such Person to any other Person, including all Debt and accounts receivable from such other Person which are not current assets or did not arise from sales to such other Person in the ordinary course of business, and any direct or indirect purchase or other acquisition by such Person of any assets other than assets used in the ordinary course of business. In computing the amount involved in any Investment at the time outstanding, (a) undistributed earnings of, and interest accrued in respect of Debt owing by, such other Person accrued after the date of such Investment shall not be included, (b) there shall not be deducted from the amounts invested in such other Person any amounts received as earnings (in the form of dividends, interest or otherwise) on such Investment or as loans from such other Person, and (c) unrealized increases or decreases in value, or write-ups, write-downs or write-offs, of Investments in such other Person shall be disregarded.

          "Issuing Bank" shall mean Chemical Bank, in its capacity as issuer of any Letter of Credit.

          "L/C Obligations" shall mean at any time, an amount equal to the sum of (a) the aggregate then undrawn and unexpired amount of the then outstanding Letters of Credit and (b) the aggregate amount of drawings under Letters of Credit which have not then been reimbursed pursuant to subsection 3.5(a) of the Credit Agreement.

          "Lenders" shall mean each of the banks and other financial institutions party to the Credit Agreement, and each transferee of all or part of a bank's rights and interests thereunder as provided in subsection 9.6 of the Credit Agreement.

          "Letters of Credit" shall have the meaning specified in paragraph 3.1(a) of the Credit Agreement.

          "Lien" shall mean any interest in property securing an obligation owed to, or a claim by, a party other than the owner of the property, whether such interest is based on the common law, statute or contract, and including, without limitation, any mortgage, lien, pledge, adverse claim, charge, security interest or other encumbrance existing in or on, or any interest or title of any vendor, lessor, lender or other secured party to or of a Person under any conditional sale, trust receipt or other title retention agreement or Capital Lease, consignment or bailment with respect to, any property or asset of a Person, or the signing or filing of a financing statement which names such Person as debtor, or the signing by such Person of any then effective security agreement authorizing any other party as the secured party thereunder to file any financing statement. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting property. For the purposes hereof, the Company or any of its Restricted Subsidiaries shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement, capitalized lease or other arrangement pursuant to which title to the property has been retained by or vested in some other Person for security purposes and such retention or vesting shall constitute a Lien.

          "Loan" shall mean any loan made by any Lender pursuant to the Credit Agreement.

          "Loans" shall have the meaning specified in the Credit
Agreement.

          "Make-Whole Amount" shall mean, with respect to any Senior Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Senior Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

          "Called Principal" means, with respect to any Senior Note, the principal of such Senior Note that is to be prepaid pursuant to Section 7 of the Note Agreements or has become or is declared to be immediately due and payable pursuant to Section 10 of the Note Agreements, as the context requires.

          "Discounted Value" means, with respect to the Called Principal of any Senior Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Senior Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

          "Reinvestment Yield" means, with respect to the Called Principal of any Senior Note, 1.0% over the yield to maturity implied by
(a) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 678" on the Telerate Access Service (or such other display as may replace Page 678 on Telerate Access Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (b) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (i) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (ii) interpolating linearly between (1) the actively traded U.S. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the duration closest to and less than the Remaining Average Life.

          "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (a) such Called Principal into (b) the sum of the products obtained by multiplying (i) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by
(ii) the number of years (calculated to the nearest one-twelfth year)that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

          "Remaining Scheduled Payments" means, with respect to the Called Principal of any Senior Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Senior Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 7 or 10 of the Note Agreements.

          "Settlement Date" means, with respect to the Called Principal of any Senior Note, the date on which such Called Principal is to be prepaid pursuant to Section 7 of the Note Agreements or has become or is declared to be immediately due and payable pursuant to Section 10 of the Note Agreements, as the context requires.

          "Majority Creditors" shall mean, at any time, Required Lenders and Required Noteholders.

          "Material Adverse Effect" shall mean a material and adverse effect on (a) the business, properties, assets, condition (financial or otherwise), results of operations or prospects of the Parent and its Restricted Subsidiaries, considered as a whole, or the Company and its Restricted Subsidiaries, considered as a whole, or the ability of the Parent, the Company or any Subsidiary Guarantor to perform their respective obligations under the Operative Agreements, or (b) the validity or enforceability of any Operative Agreement, the perfection or priority of any Lien created pursuant to any Security Document or the rights and remedies of the Collateral Agent and/or the Credit Providers under any of the Operative Agreements.

          "Memorandum" shall have the meaning specified in Section 4 of
Schedule II.

          "Mortgages" shall mean the collective reference to the Company Mortgages and the Subsidiary Mortgages.

          "MOTCO Trust Lawsuit" shall mean Civil Action H-91-3532 in the United States District Court for the Southern District of Texas, Houston Division, IT Corporation, plaintiff, v. MOTCO Site Trust Fund and
Monsanto Company, as defendants.

          "Multiemployer Plan" shall mean any Plan which is a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA.

          "Net Cash Proceeds" shall mean, with respect to any sale, assignment, transfer or other disposition of an asset of the Parent or any of its Restricted Subsidiaries, the sum of the aggregate amount of cash received by the Parent and its Restricted Subsidiaries in respect of such disposition (including any cash received by the Parent and its Restricted Subsidiaries as income or other proceeds of any non-cash consideration received in respect of any such disposition) minus all ordinary and reasonable out-of-pocket costs and expenses actually incurred by the Parent or such Restricted Subsidiary in connection with such sale, assignment, transfer or other disposition.

          "Net Income" shall mean, with reference to any period, the net earnings (or loss) of the Parent and its Restricted Subsidiaries and Permitted Joint Ventures for such period (taken as a cumulative whole), after deducting all operating expenses, provisions for all taxes and reserves (including reserves for deferred income taxes) and all other proper deductions, all determined in accordance with GAAP on a consolidated basis, after eliminating all intercompany transactions and after deducting portions of income properly attributable to minority interests, if any, in the stock and surplus of Restricted Subsidiaries, provided that there shall be excluded:

          (a)  net earnings (or loss) of any discontinued business;

          (b) any gain or loss (net of tax effects applicable thereto) resulting from the sale, conversion or other disposition of capital assets (such term to include all fixed assets, whether tangible or intangible, and all inventory sold in connection with the disposition of such fixed assets) other than in the ordinary course of business;

          (c) any extraordinary, unusual or nonrecurring gains or losses (other than gains resulting from the MOTCO Trust Lawsuit);

          (d) any gain arising from any reappraisal or write-up of assets;

          (e)  any portion of the net earnings of any Restricted
Subsidiary that for any reason is unavailable for payment of dividends to the Parent or a Restricted Subsidiary by the terms of its charter or by-laws or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such Restricted
Subsidiary;

          (f) any gain or loss (net of tax effects applicable thereto) other than in the ordinary course of business during such period resulting from the receipt of any proceeds of any insurance policy;

          (g) any earnings of any Person acquired by the Parent or any Restricted Subsidiary through purchase, merger or consolidation or otherwise, or earnings of any Person substantially all of whose assets have been acquired by the Parent or any Restricted Subsidiary, for any period prior to the date of acquisition, or of any Subsidiary accrued prior to the date it became a Restricted Subsidiary;

          (h) net earnings or losses of any person (other than a Restricted Subsidiary or a Permitted Joint Venture) in which the Parent or any Restricted Subsidiary shall have an ownership interest unless such net earnings shall have actually been received by the Parent or such Restricted Subsidiary in the form of cash distributions; and

          (i) any restoration during such period to income of any contingency reserve, except to the extent that provision for such reserve was made during such period out of income accrued during such period.

          "Non-Cash Asset Sale Proceeds" shall have the meaning specified in Section 10(b) of Schedule III.

          "Note Agreements" shall mean the separate Note Purchase
Agreements, each dated as of October 24, 1995, between the Company and the respective Purchasers.

          "Notes" shall mean the Senior Notes and the Bank Notes.

          "Noteholder" shall mean, at any time, a holder of a Senior Note that is outstanding at such time.

          "Obligations" shall mean, without duplication, each and every obligation of the Parent, the Company, any Restricted Subsidiary and the Subsidiary Guarantors pursuant to or under any of the Operative Agreements, including, without limitation, the payment obligations of the Company under the Credit Agreement, the Note Agreements and the Senior Notes, including any interest accruing after the commencement of a proceeding under Title 11 of the United States Code.

          "Officer's Certificate" as applied to any Person, a certificate executed on behalf of such Person by any of its Responsible Officers.

          "Operative Agreements" shall mean the Note Agreements, the Credit Agreement, the Senior Notes, the Guarantees and the Security Documents.

          "Parent" shall mean International Technology Corporation, a Delaware corporation, and its permitted successors and assigns.

          "Parent Guarantee" shall mean the Guarantee to be executed and delivered by the Parent, substantially in the form of Exhibit A of the Collateral Trust Agreement.

          "Parent Pledge Agreement" shall mean the Pledge Agreement to be executed and delivered by the Parent, substantially in the form of Exhibit F of the Collateral Trust Agreement.

          "Parent Security Agreement" shall mean the Security Agreement to be executed and delivered by the Parent, substantially in the form of Exhibit C of the Collateral Trust Agreement.

          "Parent Security Documents" shall mean the collective reference to the Parent Pledge Agreement, the Parent Guarantee and the Parent Security Agreement.

          "PBGC" shall mean the Pension Benefit Guaranty Corporation or any governmental authority succeeding to any of its functions.

          "Permitted Joint Ventures" shall mean operating joint ventures
(i) relating to specifically identifiable environmental engineering and consulting or remediation projects, the Investment in which is permitted by Section 7(g) of Schedule III, (ii) that shall not owe or incur any Debt, (iii) that shall not have any restrictions on any portion of the net earnings making them unavailable for any reason for payment of dividends or earnings to the Parent or a Restricted Subsidiary and its co-venturer in such operating joint venture by the terms of its charter or by-laws or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such operating joint venture and (iv) the aggregate net worth of which shall not exceed$15,000,000 at any time. For purposes of this definition, "net worth" shall mean the excess of assets over liabilities.

          "Permitted Liens" shall have the meaning specified in Section 12 of Schedule III.

          "Person" shall mean any individual, corporation, partnership, business trust, limited liability company, trust, incorporated or unincorporated association, joint venture, joint stock company, government, Governmental Authority or other entity of any kind.

          "Plan" shall mean an "employee benefit plan" (as defined in Section 3 of ERISA) which is or has been established or maintained, or to which contributions are or have been made by the Company, any of its Subsidiaries or any Related Persons, or with respect to which the Company, any of its Subsidiaries or any Related Person may have any liability.

          "Pledge Agreements" shall mean the collective reference to the Company Pledge Agreement, the Parent Pledge Agreement and the
Subsidiaries Pledge Agreement.

          "Preferred Stock" means, in respect of any corporation, shares of the capital stock of such corporation that are entitled to preference or priority over any other shares of the capital stock of such corporation in respect of payment of dividends or distribution of assets upon liquidation or both.

          "Priority Debt" shall mean (a) any Debt of the Parent or the Company secured by a Lien other than Debt secured by Liens permitted pursuant to Sections 12(f), 12(g) and 12(i) of Schedule III and (b) any Debt, whether secured or unsecured, of any Restricted Subsidiary (other than the Company and other than Debt of UPIC pursuant to the Letters of Credit to which it is an account party or a co-account party), provided that intercompany Debt among the Parent and its Restricted Subsidiaries shall not constitute Priority Debt.

          "Purchasers" shall mean the respective purchasers of the Senior Notes under the Note Agreements.

          "Quanterra" shall mean Quanterra Incorporated, a Delaware corporation.

          "Redeemable Stock" shall mean any shares of capital stock which (a) the issuer undertakes to redeem at a fixed or determinable date or dates, whether by operation of a sinking fund or otherwise, (b) redeemable at the option of the holder, or (c) have conditions for redemption which are not solely within the control of the issuer, such as stocks which must be redeemed out of future earnings.

          "Register" shall have the meaning specified in subsection 9.6(d) of the Credit Agreement.

          "Reimbursement Obligation" shall mean the obligation of the Company to reimburse pursuant to subsection 3.5(a) of the Credit Agreement for amounts drawn under Letters of Credit.

          "Related Person" shall mean any trade or business, whether or not incorporated, which, together with the Company or any of its Subsidiaries, is treated as a single employer under Section 414 of the Code or the regulations promulgated thereunder.

          "Required Lenders" shall mean at any time, Lenders the Commitment Percentages of which aggregate more than 50%.

          "Required Noteholders" shall mean the holders of more than 50% in aggregate principal amount of the Senior Notes then outstanding which, for purposes hereof, shall not include any Senior Notes owned by the Company or any of its Subsidiaries or Affiliates.

          "Requirement of Law" shall mean, as to any Person, the Certificate of Incorporation and By-Laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          "Responsible Officer" shall mean the President, any Vice President, the Treasurer and the Secretary.

          "Restricted Investment" shall have the meaning specified in
Section 7 of Schedule III.

          "Restricted Payment" shall mean, as to any Person (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of stock of such Person now or hereafter outstanding, except a dividend payment solely in shares of stock of such Person which are not shares of Preferred Stock; (b) any redemption, retirement, purchase or other acquisition, direct or indirect, of any shares of any class of stock of such Person now or hereafter outstanding, or of any warrants, rights or options to acquire any such shares, except for directors' fees and for the repurchase of shares pursuant to employee benefit or compensation plans not to exceed $1,500,000 per year, and (c) any payment other than a regularly scheduled payment of principal or interest, direct or indirect, of or on account of any principal of or premium on any Debt which by its terms is junior and subordinate in right of payment to the Senior Notes and/or the Loans now or hereafter outstanding, or any defeasance, redemption, retirement, purchase or other acquisition prior to maturity, direct or indirect, of any such Debt (except in connection with a refunding or refinancing otherwise permitted by Section 1 of Schedule III).

          "Restricted Subsidiary" shall mean any Subsidiary (a) at least 80% of the Voting Stock of which is owned, directly or indirectly, by the Parent, (b) that is a party to the Subsidiaries Guarantee and the Subsidiaries Security Agreement and (c) the stock of which has been pledged to the Collateral Agent pursuant to a pledge agreement, provided that the Company shall always be a Restricted Subsidiary of the Parent, provided further, that so long as UPIC is a Subsidiary Guarantor, UPIC's stock is pledged to the Collateral Agent pursuant to a Pledge Agreement and at least 80% of the Voting Stock is owned, directly or indirectly, by the Parent, UPIC shall be a Restricted Subsidiary.

          "Sale and Leaseback Transaction" shall mean a transaction or series of transactions pursuant to which the Parent or any Restricted Subsidiary shall sell or transfer to any Person (other than the Parent or a Restricted Subsidiary) any property, whether now owned or hereafter acquired, and, as part of the same transaction or series of transactions, the Parent or any Restricted Subsidiary shall rent or lease as lessee (other than pursuant to a Capital Lease), or similarly acquire the right to possession or use of, such property or one or more properties which it intends to use for the same purpose or purposes as such property.

          "Securities Act" the Securities Act of 1933, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

          "Security Agreements" shall mean the collective reference to the Company Security Agreement, the Parent Security Agreement and the Subsidiaries Security Agreement.

          "Security Documents" shall mean the collective reference to the Collateral Trust Agreement, the Cash Collateral Agreements, the Mortgages, the Security Agreements, the Pledge Agreements, the Guarantees and all other security documents hereafter delivered to the Collateral Agent granting a Lien on any asset or assets of any Person to secure the obligations and liabilities of the Company hereunder and under any of the other Operative Agreements or to secure any guaranty of any such obligations and liabilities.

          "Senior Notes" shall have the meaning specified in Section 1 of the Note Agreements.

          "Senior Notes Register" shall have the meaning specified in
Section 11.1 of the Note Agreements.
          "Subsidiaries Guarantee" shall mean the Guarantee to be executed and delivered by each Subsidiary, substantially in the form of Exhibit B of the Collateral Trust Agreement.

          "Subsidiaries Security Agreement" shall mean the Security Agreement to be executed and delivered by each Subsidiary in favor of the Collateral Agent substantially in the form of Exhibit E of the Collateral Trust Agreement.

          "Subsidiaries Security Documents" shall mean the collective reference to the Subsidiaries Guarantee and the Subsidiaries Security Agreement.

          "Subsidiary" shall mean, as to any Person, (i) any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and (ii) any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries, except for any partnership or joint venture in which such Person does not have operating or voting control and where such partnership or joint venture is not consolidated with such Person, provided that, if such Person would be liable by contract or otherwise for the obligations and/or activities of such partnership or joint venture, that partnership or joint venture shall be a Subsidiary.
Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Parent.

          "Subsidiary Guarantors" shall mean the Subsidiaries party to the Subsidiaries Guarantee.

          "Substitute Collateral" shall mean any asset not constituting Collateral that is of substantially equal value and quality, and of substantially the same character and type, as the Collateral that was sold pursuant to Section 10(b) of Schedule III and which shall thereafter be subject to a Lien created pursuant to the Security
Documents.

          "Swap" shall mean, with respect to any Person, payment obligations with respect to interest rate swaps, currency swaps and similar obligations obligating such Person to make payments, whether periodically or upon the happening of a contingency. For the purposes hereof, the amount of the obligation under any Swap shall be the amount determined in respect thereof as of the end of the then most recently ended fiscal quarter of such Person, based on the assumption that such Swap had terminated at the end of such fiscal quarter, and in making such determination, if any agreement relating to such Swap provides for the netting of amounts payable by and to such Person thereunder or if any such agreement provides for the simultaneous payment of amounts by and to such Person, then in each such case, the amount of such obligation shall be the net amount so determined.
          "Taxes" any present or future taxes, assessments, duties, fees, levies, imposts, deductions, withholdings or other governmental charges of any nature whatsoever and any liabilities with respect thereto, including any penalties, additions to tax, fines or interest thereon or any expenses in connection therewith.

          "Total Debt" shall mean the sum (without duplication) of: (i) all Debt of the Parent and its Restricted Subsidiaries and (ii) all accrued liabilities of discontinued operations of the Parent and its Restricted Subsidiaries not supported by letters of credit already included in (i) above.

          "Unrestricted Subsidiary" shall mean any Subsidiary of the Parent other than a Restricted Subsidiary, provided that, in all cases, Quanterra shall be an Unrestricted Subsidiary.

          "UPIC" shall mean Universal Professional Insurance Company, Inc., a Vermont corporation.

          "Voting Stock" shall mean securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

          "Weighted Average Life to Maturity" shall mean as applied to any Debt at any date, the number of years obtained by dividing (a) the then outstanding principal amount of such Debt into (b) the total of the products obtained by multiplying (i) the amount of each then remaining installment, sinking fund, serial maturity or other required payment, including payment at final maturity, in respect thereof, by (ii) the number of years (calculated to the nearest one-twelfth) which will elapse between such date and the date on which such payment is to be made; as applied to any Preferred Stock at any date, the number of years obtained by dividing (x) the then liquidation value of such Preferred Stock into (y) the total of the products obtained by multiplying (i) the amount of each then remaining installment, sinking fund or other required redemption, including redemption at final maturity, in respect thereof, by (ii) the number of years (calculated to the nearest one-twelfth) which will elapse between such date and the making of such redemption.

          "wholly-owned" shall mean, as applied to any Subsidiary of a Person, a Subsidiary of such Person all the outstanding shares (other than directors' qualifying shares, if required by law) of every class of capital stock of which are at the time owned by such Person or by one or more wholly-owned Subsidiaries of such Person.

                                                          SCHEDULE II

            UNIFORM REPRESENTATIONS AND WARRANTIES


          SECTION 1. ORGANIZATION, STANDING, ETC.

          (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California and has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted and as proposed to be conducted, and to enter into and to carry out the terms of the Operative Agreements to which it is a party.

          (b) The Company has all governmental licenses, authorizations, consents, approvals and permits, including, without limitation, under all Environmental Laws to own and operate its properties, to carry on its business as now conducted and as proposed to be conducted, and to enter into and to carry out the terms of the Operative Agreements to which it is a party, except where the failure to have such license, authorization, consent, approval or permit would not reasonably be expected to have a Material Adverse Effect.

          SECTION 2. SUBSIDIARIES.

          (a) Schedule II-A correctly lists all of the Company's Subsidiaries and, as to each Restricted Subsidiary (i) its name, (ii) the jurisdiction of its incorporation, and (iii) the percentage of its issued and outstanding shares owned by the Company or another Restricted Subsidiary (specifying such other Restricted Subsidiary). Each Restricted Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own and operate its properties and to carry on its business as now conducted and as proposed to be conducted. All the outstanding shares of capital stock of each Restricted Subsidiary are validly issued, fully paid and nonassessable, and all such shares indicated in Schedule II-2 as owned by the Company or by any other Restricted Subsidiary are so owned beneficially and of record by the Company or by such other Restricted Subsidiary free and clear of any Lien.

          (b) Each such Restricted Subsidiary has all governmental licenses, authorizations, consents, approvals and permits, including, without limitation, under all Environmental Laws, to own and operate its properties, to carry on its business as now conducted and as proposed to be conducted, and to enter into and to carry out the terms of the Operative Agreements to which it is a party, except where the failure to have such license, authorization, consent, approval or permit would not reasonably be expected to have a Material Adverse Effect.

          SECTION 3. QUALIFICATION.

            Each of the Company and its Restricted Subsidiaries is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction (other than the jurisdiction of its incorporation) in which the nature of the business conducted or the property owned or leased makes such qualification necessary and in which the failure so to qualify would have a Material Adverse Effect.

          SECTION 4. BUSINESS; FINANCIAL STATEMENTS.

           The Company has delivered to each Purchaser and each Lender complete and correct copies of (a) the Parent's annual report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Commission (the "Form 10-K"), (b) the Parent's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as filed with the Commission (the "Form 10-Q") and (c) a memorandum dated August, 1995, prepared by the Company with the assistance of Donaldson, Lufkin & Jenrette for use in connection with the Company's sale of the Senior Notes and entering into the Credit Agreement (the "Memorandum"). The Form 10-K and the Memorandum correctly describe, as of their respective dates, the business then conducted and proposed to be conducted by the Company and its Restricted Subsidiaries. There is included in the Form 10-K consolidated financial statements of the Parent and its consolidated Subsidiaries for each of the fiscal years ended March 31, 1993 through 1995, accompanied in each case by the opinion thereon of Ernst & Young LLP. There is included in the Form 10-Q consolidated financial statements of the Parent and its consolidated Subsidiaries for the fiscal quarter that ended June 30, 1995. All financial statements included in the foregoing materials (except as otherwise specified therein) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods specified and present fairly the financial position of the corporation or corporations to which they relate as of the respective dates specified and the results of its or their operations and cash flows for the respective periods specified.

          SECTION 5. CHANGES, ETC.

            Since March 31, 1995, (a) there has been no change in the assets, liabilities or financial condition of the Company or any of its Restricted Subsidiaries, other than changes which would not have, either in any case or in the aggregate, a Material Adverse Effect, (b) neither the business, operations or affairs nor any of the properties or assets of the Company or any of its Restricted Subsidiaries have been affected by any occurrence or development (whether or not insured against) which would have a Material Adverse Effect and (c) other than the payment of regularly scheduled dividends on the Parent's 7% Cumulative Convertible Exchangeable Preferred Stock, neither the Company nor any Restricted Subsidiary has directly or indirectly declared, ordered, paid, made or set apart any sum or property for any Restricted Payment or agreed to do so, or made or become obligated to make any Restricted Investment.

          SECTION 6. TAX RETURNS AND PAYMENTS.

          The Company and its Restricted Subsidiaries have filed (i) all federal and state income tax returns and (ii) all other material tax returns, in each case required by law to be filed by them and have paid all taxes, assessments and other governmental charges levied upon the Company and its Restricted Subsidiaries or any of their respective properties, assets, income or franchises which are due and payable, other than those presently payable without penalty or interest and those presently being contested in good faith by appropriate proceedings diligently conducted for which such reserves or other appropriate provision, if any, as shall be required by GAAP shall have been made. The Federal income tax liabilities of the Company have been finally determined by the Internal Revenue Service and satisfied, or the time for audit has expired, for all fiscal periods through March 31, 1991, and the Federal income tax liabilities of its Restricted Subsidiaries have been finally determined by the Internal Revenue Service and satisfied, or the time for audit has expired, for all fiscal periods through the respective dates specified in Schedule II-6. The charges, accruals and reserves on the books of the Company and its Restricted Subsidiaries in respect of Federal, state and foreign income taxes for all fiscal periods are adequate in the opinion of the Company, and the Company knows of no unpaid material assessment for additional Federal, state or foreign income taxes for any period or any basis for any such assessment.

          SECTION 7. DEBT.

           Schedule II-7 correctly describes all secured and unsecured Debt of the Parent and its Restricted Subsidiaries (including any intercompany items between (i) the Parent or any of its Restricted Subsidiaries, on the one hand, and (ii) any Unrestricted Subsidiaries on the other hand) outstanding, or for which the Company and its Restricted Subsidiaries have commitments, on the date hereof and identifies the collateral securing any secured Debt. Neither the Company nor any Restricted Subsidiary is in default with respect to any Debt or any instrument or agreement relating thereto, and no instrument or agreement applicable to or binding on the Company or any Affiliate contains any restrictions on the incurrence by the Company of additional Debt.

          SECTION 8. TITLE TO PROPERTIES; LIENS.

          The Company and its Restricted Subsidiaries have good and sufficient title to their respective properties and assets, including the properties and assets reflected in the financial statements as of March 31, 1995 referred to in Section 4 this of Schedule II (except properties and assets disposed of since such date in the ordinary course of business), and none of such properties or assets is subject to any Liens except such as are of the character permitted by Section 12 of
Schedule III. The Company and its Restricted Subsidiaries enjoy peaceful and undisturbed possession under all leases necessary for the operation of their respective properties and assets, and all such leases are valid and subsisting and are in full force and effect. Except to perfect and protect security interests of the character permitted by
Section 12 of Schedule III, and except as set forth in Schedule II-8, no presently effective financing statement under the Uniform Commercial Code which names the Company or any Restricted Subsidiary as debtor or lessee is on file in any jurisdiction and neither the Company nor any Restricted Subsidiary has signed any presently effective financing statement or any presently effective security agreement authorizing any secured party thereunder to file any such financing statement.

          SECTION 9. LITIGATION, ETC.

          Except as described in the Form 10-K and the Form 10-Q, there is no action, proceeding or investigation pending or threatened (or any basis therefor known to the Company) which questions the validity of any of the Operative Agreements or any action taken or to be taken pursuant thereto, or which might result, either in any case or in the aggregate, in a Material Adverse Effect.

          SECTION 10.    ENFORCEABILITY; COMPLIANCE WITH
                         OTHER INSTRUMENTS, ETC.

           (a) Each Operative Agreement to which the Company or any of its Restricted Subsidiaries is a party has been duly authorized by all action (corporate or otherwise) on the part of the Company and its Restricted Subsidiaries, as the case may be, and constitutes a legal, valid and binding obligation of the Company or such Restricted Subsidiary, as the case may be, enforceable in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, and general equitable principles (whether considered in a proceeding in equity or at law).

          (b) Neither the Company nor any of its Restricted Subsidiaries is in violation of any term of its certificate or articles of incorporation or by-laws, and neither the Company nor any of its Restricted Subsidiaries is in violation of any term of any agreement or instrument to which it or any of its Affiliates is a party or by which it or any of its properties is bound or any term of any applicable law, ordinance, rule or regulation of any governmental authority or any term of any applicable order, judgment or decree of any court, arbitrator or governmental authority, in any case the consequences of which violation would reasonably be expected to have a Material Adverse Effect; the execution, delivery and performance of the Operative Agreements will not result in any violation of or be in conflict with or constitute a default under any such term or result in the creation of (or impose any obligation on the Company or any of its Restricted Subsidiaries to create) any Lien upon any of the properties or assets of the Company or any of its Restricted Subsidiaries pursuant to any such term; and there is no such term which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business, operations, affairs, condition (financial or otherwise), properties or assets of the Company and its Restricted Subsidiaries taken as a whole.

          (c) Except as set forth in Schedule II-10(c), neither the Company nor any of its Restricted Subsidiaries is in default under or with respect to any of its contractual obligations, except where any such defaults would not reasonably be expected to have a Material Adverse Effect.

          (d) No Default or Event of Default has occurred and is continuing.

          SECTION 11.    GOVERNMENTAL CONSENT.

           No consent, approval or authorization of, or declaration or filing with, any governmental authority is required for the valid execution, delivery and performance of any of the Operative Agreements or the valid offer, issue, sale and delivery of the Senior Notes pursuant to the Note Agreements.

          SECTION 12.    PATENTS, TRADEMARKS, AUTHORIZATIONS,
                         ETC.

          The Company and its Restricted Subsidiaries own or possess rights to use all Intellectual Property necessary for the conduct of their respective businesses as now conducted, without any known material conflict with the rights of others. Except as described in Schedule II-12, no claim has been asserted or is pending by any Person challenging or questioning the use of any Intellectual Property or the validity or effectiveness of any such Intellectual Property and the Company knows of no basis for any such claim. The claims listed on
Schedule II-12 would not reasonably be expected to have a Material
Adverse Effect.

          SECTION 13.    USE OF PROCEEDS.

          The Company will apply the proceeds of the Loans and of the sale of the Senior Notes, to defease and redeem the Parent's 9-3/8% Notes due 1996, to repay other existing Debt and for other general corporate purposes.

          SECTION 14.    FEDERAL RESERVE REGULATIONS.

          Neither the Company nor any of its Affiliates will, directly or indirectly, use any of the proceeds of the Loans or the sale of the Senior Notes for the purpose, whether immediate, incidental or ultimate, of buying a "margin stock" or of maintaining, reducing or retiring any indebtedness originally incurred to purchase a stock that is currently a "margin stock", or for any other purpose which might constitute this transaction a "purpose credit", in each case within the meaning of Regulation G of the Board of Governors of the Federal Reserve System (12 C.F.R. 207, as amended) or Regulation U of such Board (12 C.F.R. 221, as amended), or otherwise take or permit to be taken any action which would involve a violation of such Regulation G or Regulation U or of Regulation T (12 C.F.R. 220, as amended) or Regulation X (12 C.F.R. 224, as amended) or any other regulation of such Board. No indebtedness being reduced or retired out of the proceeds of the Loans or the sale of the Senior Notes was incurred for the purpose of purchasing or carrying any such "margin stock", and neither the Company nor any of its Affiliates owns or has any present intention of acquiring any such "margin stock".

          SECTION 15.    INVESTMENT COMPANY ACT.

          The Company is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

          SECTION 16.    PUBLIC UTILITY HOLDING COMPANY ACT.

          The Company is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

          SECTION 17.    FEDERAL POWER ACT.

          The Company is not a "public utility", as such term is defined in the Federal Power Act, as amended.

          SECTION 18.    COMPLIANCE WITH ERISA.

          (a) Neither the Company, any of its Subsidiaries nor any Related Person has breached the fiduciary rules of ERISA or engaged in any prohibited transaction, and no such breach or prohibited transaction has occurred, which, in any such case, could result in any direct or indirect liability (including, without limitation, as a result of an indemnification obligation) to the Company or any of its Subsidiaries in connection with a suit for damages or pursuant to section 409, 502(i) or 502(l) of ERISA or section 4975 of the Code, which liability, either individually or in the aggregate, has had or could have a Material Adverse Effect.

          (b) Other than for premiums payable in the normal course that are not past due, none of the Company, any of its Subsidiaries nor any Related Person has incurred any direct or indirect material liability (including, without limitation, as a result of an indemnification obligation) under or pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans and no event, transaction or condition has occurred or exists or, to the Company's best knowledge, is expected to occur or exist with respect to any Plan that could result in any such liability to the Company, any of its Subsidiaries or any Related Person. There has been no reportable event (within the meaning of section 4043(b) of ERISA) or any other event or condition with respect to any Plan which presents a risk of the termination of, or the appointment of a trustee to administer, any such Plan by the PBGC.

          (c) Full timely payment has been made of all amounts which the Company, any of its Subsidiaries or any Related Person is required under applicable law, the terms of each Plan or any collective bargaining agreement to have paid as contributions to each such Plan, and no accumulated funding deficiency (as defined in section 302 of ERISA or section 412 of the Code), whether or not waived, exists or is expected to exist with respect to any Plan (other than a Multiemployer
Plan).

          (d) Except as disclosed on Schedule II-18(d), the present value of the benefit liabilities (whether or not vested) under each Plan, determined as of the end of each such Plan's most recently ended Plan year on the basis of the actuarial assumptions specified for funding purposes in each such Plan's actuarial valuation report for such Plan year, each of which assumptions is reasonable and in compliance with section 412 of the Code, did not exceed the current value of the assets of each such Plan allocable to such benefit liabilities, and no event has occurred since such date that could reasonably be expected to cause the present value of such benefit liabilities to increase by a material amount. The terms "present value," "current value," and "benefit liabilities" shall have the meanings assigned to such terms in section 3 or 4001 of ERISA, as applicable.

          (e) Neither the Company, nor any of its Subsidiaries nor any Related Person has maintained or contributed, or has had any obligation to maintain or contribute, within the 6 year period ending on the date hereof, to any Multiemployer Plan within the meaning of Section 3(37) of ERISA ("Multiemployer Plan"). The aggregate withdrawal liability of the Company, its Subsidiaries and the Related Persons with respect to all Plans that are "multiple employer plans" within the meaning of section 4063 or 4064 of ERISA, does not exceed $1,000,000.

          (f) The "expected postretirement benefit obligation" (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries did not exceed $1,000,000.

          (g) The execution and delivery of the Note Agreements and the Credit Agreement, the making of the Loans and the issuance and sale of the Senior Notes thereunder will not involve any transaction which is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975 of the Code.

          The Company is not a party in interest with respect to any employee benefit plan whose name has been disclosed to the Company pursuant to Section 6.2 of the Note Agreements and securities of the Company are not employer securities with respect to any such plan.

          With respect to each employee benefit plan identified in writing to the Company in accordance with Section 6.2 of the Note Agreements, neither the Company nor any "affiliate" thereof (as defined in section V(c) of Prohibited Transaction Class Exemption 84-14 (the "QPAM Exemption")) has at this time, and has not exercised at any time within the preceding year, the authority to appoint or terminate the "QPAM" (as defined in the QPAM Exemption) identified in accordance with
Section 6.2 of the Note Agreements as manager of any of the assets of any such plan, or to negotiate the terms of any management agreement with such QPAM on behalf of any such plan and the Company is not an "affiliate" (as defined in Section V(c) of the QPAM Exemption) of such QPAM.

          The representation by the Company in the preceding sentences is made in reliance upon and subject to the accuracy of the representation of (i) the Purchasers in Section 6 of the Note Agreements as to the source of the funds to be used by the Purchasers to pay the purchase price of the Senior Notes to be purchased by the Purchasers as to the source of funds to be used to make the Loans. As used in this
Section 18, the terms "employee benefit plan" and "party in interest" have the respective meanings assigned to such terms in section 3 of ERISA and the term "employer securities" has the meaning assigned to such term in section 407(d)(1) of ERISA.

          SECTION 19.    FOREIGN ASSETS CONTROL REGULATIONS,
                         ETC.

          Neither the issue and sale of the Senior Notes or the borrowing of the Loans by the Company nor its use of the proceeds thereof as contemplated by the Operative Agreements will violate regulations administered by the Office of Foreign Assets Control, the United States Treasury Department including, without limitation, the Foreign Assets Control Regulations, the Transaction Control Regulations, the Cuban Assets Control Regulations, the Foreign Funds Control Regulations, the Iranian Assets Control Regulations, the Iranian Transaction Regulations, the Iraqi Sanctions Regulations, the Libyan Sanctions Regulations, or the Soviet Gold Coin Regulations of the United States Treasury Department (31 C.F.R., Subtitle B, Chapter V as amended) or the restrictions set forth in Executive Orders No. 8389, 9193, 12543 (Libya), 12544 (Libya), 12801 (Libya), 12722 (Iraq) or 12724 (Iraq),
12775 (Haiti), 12808 (Yugoslavia), 12810 (Yugoslavia) or 12831
(Yugoslavia) or 12799 (Haiti), 12808 Yugoslavia), 12810 (Yugoslavia) or 12831 (Yugoslavia) as amended, of the President of the United States of America or of any rules or regulations issued thereunder.

          SECTION 20.    DISCLOSURE.

          The Memorandum, the Form 10-K, the Form 10-Q and any other document, certificate or instrument (other than financial projections) delivered to the Purchasers and/or the Lenders by or on behalf of the Company in connection with the transactions contemplated by the Operative Agreements, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading. The Company reasonably believes that the financial projections delivered to the Purchasers and the Lenders were based upon assumptions that the Company believes at the time such projections were made to be reasonable in all material respects. There is no fact (other than matters of a general economic or political nature which do not affect the Company or its Restricted Subsidiaries uniquely) known to the Company which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business, operations, affairs, condition (financial or otherwise), properties or assets of the Company and its Restricted Subsidiaries taken as a whole which has not been set forth in the Operative Agreements or in the other documents, certificates and instruments delivered to the Purchasers and/or the Lenders by or on behalf of the Company specifically for use in connection with the transactions contemplated by the Operative Agreements.

          SECTION 21.    SECURITY INTERESTS.

          On the Closing Date, the Security Documents will create in favor of the Collateral Agent, for the benefit of the Lenders and the Noteholders, a first lien on and a first priority perfected security interest in the Collateral.

          SECTION 22.    ENVIRONMENTAL MATTERS.

          (a) Except as disclosed in Schedule II-22(a), the Company and its Subsidiaries: (i) are, and within the period of all applicable statutes of limitation have been, in compliance with all applicable Environmental Laws; (ii) hold all Environmental Permits (each of which is in full force and effect) required for any of their current or intended operations or for any property owned, leased, or otherwise operated by any of them; (iii) are, and within the period of all applicable statutes of limitation have been, in compliance with all of their Environmental Permits; and (iv) reasonably believe that each of their Environmental Permits will be renewed effective prior to the expiration of such Environmental Permit currently in effect, except where the failure to so comply with such Environmental Laws, hold or comply with such Environmental Permits or timely renew such Environmental Permits would not reasonably be expected to have a Material Adverse Effect.

          (b) Except as disclosed in Schedule II-22(b) or reserved in the financial statements delivered to the Credit Providers, there is no judicial, administrative, or arbitral proceeding (including a notice of violation or alleged violation) under any Environmental Law to which the Company or any of its Subsidiaries is or, to the knowledge of the Company or any of its Subsidiaries, will be named as party that is pending or, to the knowledge of the Company and its Subsidiaries, threatened, except where such proceeding would not reasonably be expected to have a Material Adverse Effect.

          (c) Except as disclosed in Schedule II-22(c) and except with respect to such matters as have been fully and finally resolved and as to which there are no remaining obligations known or reasonably anticipated, neither the Company nor any of its Subsidiaries has entered into or agreed to any consent decree, order, or settlement or other agreement, nor is subject to any judgment, decree, or order or other agreement, in any judicial, administrative, arbitral, or other forum, relating to compliance with or liability under any Environmental Law, except where such obligations, consent decrees, orders, settlement or other agreements would not reasonably be expected to have a Material Adverse Effect.

          (d) Except as disclosed in Schedule II-22(d), neither the Company nor any of its Subsidiaries has received any written request for information, or been notified in writing that it is a potentially responsible party under: (x) CERCLA or any similar Environmental Law; or (y) except where such request or notification would not reasonably be expected to have a Material Adverse Effect, otherwise with respect to any Hazardous Materials.

          (e) Except as disclosed in Schedule II-22(e), Hazardous Materials have not been transported, disposed of, emitted, discharged, or otherwise released or threatened to be released, to or at any real property presently or formerly owned or leased by the Company or any of its Subsidiaries, or to the knowledge of the Company or any of its Subsidiaries, any other location, which could reasonably be expected to
(i) give rise to liability of the Company or any Subsidiary under any applicable Environmental Law, except where such liability would not reasonably be expected to have a Material Adverse Effect, or (ii) interfere with the Company's or any Subsidiary's continued operations, except where such interference would not reasonably be expected to have a Material Adverse Effect, or (iii) impair the fair saleable value of any real property owned or leased by the Company or any Subsidiary except for such impairment as would not reasonably be expected to have a Material Adverse Effect, or materially impair the fair saleable value of any real property constituting Collateral.

          (f) Except as disclosed in Schedule II-22(f), neither the Company nor any of its Subsidiaries has assumed or retained, by contract or operation of law in connection with the sale or transfer of any assets or business, any liabilities arising from or associated or otherwise in connection with such assets or business, of any kind, fixed or contingent, known or unknown, under any applicable Environmental Law, except where such liabilities would not reasonably be expected to have a Material Adverse Effect.

          (g) The Company reasonably believes that the items on Schedules 22(a) through 22(f), and all other matters referred to in or excepted from clauses (a) through (f) of this Section 22, individually and in the aggregate, will not have a Material Adverse Effect.

          SECTION 23.    RECENT  ASSET SALES.

          The Parent and the Company closed transactions pursuant to the following agreements:

          (a) Agreement of Purchase and Sale, dated as of April 11, 1989, by and among the Parent, the Company, and others identified therein as Vendors, and GSX Chemical Services, Inc., and others identified therein collectively as Purchaser.

          (b) Asset Purchase Agreement, dated as of March 31, 1992, by and between the Parent, the Company, IT-Tulsa Holdings, Inc. (then known as IT McGill Pollution Control Systems, Inc.) and others and Koch
Engineering Company, Inc.

          (c) Asset Transfer Agreement, dated as of May 2, 1994, by an among Corning Clinical Laboratories, Inc. (fka MetPath, Inc.), the Parent and the Company, as amended.

          Except as provided in Schedule II-23, the Parent, the Company and each of their respective Subsidiaries party to any of the Sale Contracts have performed in all material respects their respective obligations under the Sale Contracts to which they are a party and the Sale Contracts are in full force and effect, have not been rescinded or terminated and (ii) there are no defaults on the part of any of the parties thereto that, in the case of this clause (ii), would reasonably be expected to have a Material Adverse Effect, and there are no grounds for rescission of such contracts.


                                                         SCHEDULE III

           UNIFORM BUSINESS AND FINANCIAL COVENANTS
                   OF THE PARENT AND COMPANY


  SECTION 1.   DEBT.

          (a) The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, create, incur, assume, guarantee, or otherwise be or become directly or indirectly liable with respect to, any Debt, except:

          (i)  Debt outstanding on the date hereof and referred to in
Schedule III-1(a), but the Parent and its Restricted Subsidiaries may not extend, renew or refund any thereof except as otherwise permitted by this Section l;

          (ii) Debt evidenced by the Senior Notes;

          (iii) Debt in respect of (a) the Credit Agreement, or (b) any complete refunding or replacement of the Credit Agreement (without regard to paragraph (vi) below), in either case so long as the aggregate principal amount then outstanding thereunder plus the aggregate principal amount then outstanding under the Senior Notes (the "Combined Amount") would not exceed the Borrowing Base, provided that if the Combined Amount thereby would exceed $125,000,000 (assuming the Credit Agreement is fully drawn), the Company may increase the Combined Amount in excess of $125,000,000 only in compliance (calculated as if the Credit Agreement were fully drawn) with paragraph (viii) below;

          (iv) Debt in connection with Swaps to the extent permitted under Section 7;

          (v) Debt (not otherwise permitted by this Section 1) in an amount not exceeding $10,000,000;

          (vi) extensions and renewals of any Debt, or any Debt issued in exchange for, or the proceeds of which are used to refund or refinance, the Senior Notes or any Debt permitted by paragraphs (i),
(iv), (v) or (viii), provided that (a) the principal amount of the new Debt so issued does not exceed the principal amount of the Debt exchanged, refunded or refinanced, (b) the new Debt so issued does not mature prior to the stated maturity of the Debt exchanged, refunded or refinanced, (b) the new Debt so issued has a Weighted Average Life to Maturity equal to or greater than the Weighted Average Life to Maturity of the Debt so exchanged, refunded or refinanced, (iv) the new Debt so issued has a ranking which is not senior to the Debt so exchanged, refunded or refinanced, and (v) the new Debt so issued bears an effective interest rate no greater than 1% above the effective interest rate of the Debt so exchanged, refunded or refinanced, except for Debt permitted under paragraph (viii), in which case the Debt so issued bears an interest rate no greater than the Debt under such paragraph (viii) being exchanged, refunded or refinanced;

          (vii) Debt of the Parent or any Restricted Subsidiary, as the case may be, owing to the Parent or a Restricted Subsidiary; and

          (viii) Debt (not otherwise permitted by this Section 1) if at the time such Debt is issued (and after giving effect thereto and to the use of proceeds thereof to repay other Debt) the ratio of (1) Total Debt (assuming for these purposes that the full amount of the Credit Agreement (or any refunding or successor Credit Agreement) or such additional Debt is drawn) to (2) EBITDA for the four consecutive fiscal quarters ended immediately prior to the incurrence of such Debt, is equal to or less than the ratios specified below opposite the period in which such incurrence occurred:

          Fiscal Quarter Ending              Ratio
          ---------------------              -----

          On or before March 31, 1996        3.75 to 1.00
          April 1, 1996 through and
            including March 31, 1997         3.50 to 1.00
          April 1, 1997 through and
            including March 31, 1998         3.30 to 1.00
          April 1, 1998 through and
            including March 31, 1999         3.20 to 1.00
          Thereafter                         3.10 to 1.00

          For purposes of this Section 1(a), any Person becoming a Restricted Subsidiary after the date hereof shall be deemed, at the time it becomes a Restricted Subsidiary, to have incurred all of its then outstanding Debt and the incurrence of such Debt is therefore subject to this Section 1(a).

          (b) Notwithstanding paragraph (a) of this Section 1, the Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, create, incur, assume, guarantee or otherwise be or become directly or indirectly liable with respect to any Priority Debt in an amount exceeding $10,000,000 at any time outstanding.

  SECTION 2.   CURRENT RATIO.

          The Parent will not, as at the end of any fiscal quarter, permit the ratio of the then Current Assets to the then Current
Liabilities to be less than the ratios specified below for the fiscal quarters specified below:

          Fiscal Quarter Ending                      Ratio
          ---------------------                      -----

          On or before December 31, 1995
           through  and including March 31, 1998     1.50:1
          Thereafter                                 1.75:1



  SECTION 3.   LEVERAGE RATIO.

          The Parent will not, as at the end of any fiscal quarter, permit the ratio of the then Total Debt to the then Consolidated Net Worth to be greater than the ratios specified below for the fiscal quarters specified below:

          Fiscal Quarter Ending                      Ratio
          ---------------------                      -----

          On or before December 31, 1995
            through and including March 31, 1996     1.30:1
          On or before April 1, 1996 through
            and including March 31, 1998             1.25:1
          Thereafter                                 1.15:1



  SECTION 4.   CONSOLIDATED NET WORTH.

          The Parent will not, as at the end of any fiscal quarter, permit Consolidated Net Worth to be less than the sum of (a) $130,000,000, plus (b) 50% of the cumulative Net Income (without reduction for loss during any fiscal quarter) for all fiscal quarters ending after June 30, 1995, provided that any net loss incurred by Quanterra during such fiscal quarters shall be deducted from Net Income, provided further, that such amounts deducted shall not exceed the lesser of (x) $10,000,000 in the aggregate or (y) the aggregate amount of capital contributions made by the Parent or any Restricted Subsidiary to Quanterra after the Closing Date, plus (c) 50% of (i) the net proceeds from the sale or issuance of any of the Parent's common stock directly or through the conversion of convertible debt and (ii) any cash proceeds received from the exercise of any warrants and rights to purchase the Parent's common stock.



  SECTION 5.   DEBT SERVICE COVERAGE RATIO; NET INTEREST
               COVERAGE RATIO.

          (a) The Parent will not, as at the end of each fiscal quarter specified below, permit the ratio of (i) EBIT for the period specified below, to (ii) the sum of (A) Interest Expense for such fiscal quarter, plus (B) all dividends on Preferred Stock paid during such period, to be less than the ratios specified below for such period:

          Fiscal Quarter Ending                      Ratio
          ---------------------                      -----

          Quarter Ended December 29, 1995            1.50:1.00
          Six Months Ended March 29, 1996            1.50:1.00
          Nine Months Ended June 28, 1996            1.50:1.00
          Four Quarters  Ended
            September 29, 1996                       1.50:1.00
          Rolling Four Quarter Periods Ended on
            or before December 31, 1996 through
            and including March 31, 1997             1.50:1.00
          Rolling Four Quarter Periods Ended on
            or before June 30, 1997 through
            and including March 31, 1998             1.75:1.00
          Rolling Four Quarter Periods Ended on
            or before June 30, 1998 and thereafter   2.00:1.00

          (b) The Parent will not, as at the end of each fiscal quarter specified below, permit the ratio of (i) EBIT for the period specified below, to (ii) the sum of (x) Interest Expense net of any interest income, plus (y) all dividends on Preferred Stock paid during such period to be less than the ratios specified below for such period:

              Fiscal Quarter Ending                      Ratio
             ---------------------                      -----

          Quarter Ended December 29,
            1995                                     1.65 to 1.00
          Six Months Ended March 29,
            1996                                     1.65 to 1.00
          Nine Months Ended June 28,
            1996                                     2.00 to 1.00
          Rolling Four Quarter Periods
            Ended September 30, 1996
            through and including
            March 31, 1997                           2.00 to 1.00
          Rolling Four Quarter Periods
            Ended June 30, 1997 through
            and including March 31, 1998             2.15 to 1.00
          Rolling Four Quarter Periods
            Ended On or before June 30, 1998
            through and including
            March 31, 2000                           2.25 to 1.00



  SECTION 6.   CAPITAL EXPENDITURES.

          (a) The Parent will not, and will not permit any of its Restricted Subsidiaries to, make any Capital Expenditure, provided that the Parent and its Restricted Subsidiaries may make aggregate annual Capital Expenditures in the respective amounts (each an "Annual Amount") specified below opposite each of the respective periods specified below (each an "Annual Period") in which such aggregate annual Capital Expenditures are made:

          Annual Period                          Aggregate Amount
          -------------                          ----------------

     April 1, 1995 through March 31, 1996         $26,000,000
     April 1, 1996 through March 31, 1997         $28,000,000
     April 1, 1997 through March 31, 1998         $28,000,000
     April 1, 1998 through March 31, 1999         $24,000,000
     April 1, 1999 through March 31, 2000         $20,000,000
     Each 12 month period beginning               $20,000,000
       April 1 thereafter

          (b) Any portion of an Annual Amount not used to make Capital Expenditures for the corresponding Annual Period may be used in the immediately succeeding Annual Period (a "Carryover Amount") for purposes of making Capital Expenditures in such Annual Period, provided that the maximum amount carried over from one Annual Period to the next shall not exceed $10,000,000. In addition, the Parent and its Restricted Subsidiaries may make aggregate Capital Expenditures in any Annual Period in excess of the sum of the Annual Amount and any Carryover Amount for such Annual Period ("Excess Capital Expenditures") in an aggregate amount not exceeding 35% of the net proceeds to the Company from (i) the sale or issuance of any of the Parent's capital stock (other than Redeemable Stock) directly or through the conversion of convertible debt and (ii) the exercise of any warrants and rights to purchase the Parent's capital stock.



  SECTION 7.   INVESTMENTS, ETC.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, make or own any Investment in any Person except that:

          (a) the Parent and its Restricted Subsidiaries may make and own Investments in

                     (i) marketable direct obligations issued or unconditionally guaranteed by the United States of America, or which are supported by the full faith and credit of the United States of America, maturing within one year from the date of acquisition thereof;

                    (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof so long as such obligations have a rating of A or better from either Standard & Poor's Ratings Group or Moody's Investors Service, Inc.;

                   (iii) commercial paper maturing not more than 270 days from the date of creation thereof or other corporate obligations maturing within one year from the date of acquisition, in either case so long as such obligations have a rating of A-2 or better from Standard & Poor's Ratings Group or a rating of P-2 or better from Moody's Investors Service, Inc.;

                    (iv) certificates of deposit maturing within one year from the date of acquisition thereof issued by (A) any Lender or
(B) commercial banks incorporated under the laws of the United States of America or any state thereof or the District of Columbia and with respect to clause (B), each having combined capital and surplus of not less than $500,000,000 and whose senior unsecured long-term debt has a rating of AA or better from Standard & Poor's Ratings Group or Aa or better from Moody's Investors Service, Inc. for so long as such certificates of deposit are held by the Parent or any of its Restricted Subsidiaries;

          (b) the Parent or the Company may make and own Investments in any Restricted Subsidiary or any Person which simultaneously therewith becomes a Restricted Subsidiary, provided that the Parent or the Company may make and own Investments made on or after the Closing Date in UPIC only to the extent necessary to satisfy the minimum capitalization requirements pursuant to the insurance laws of the State of Vermont;

          (c) any Restricted Subsidiary may make an advance or loan to the Parent or the Company, provided that such Restricted
Subsidiary is a Guarantor Subsidiary or such loan or advance is subordinated to the Obligations on terms reasonably satisfactory to the Majority Creditors;

          (d) the Parent and its Restricted Subsidiaries may acquire and own Accounts Receivable of customers incurred in the ordinary course of business;

          (e) the Parent and its Restricted Subsidiaries may make and permit to be outstanding loans and advances (including interest free loans) to officers and employees for moving, relocation and travel expenses, drawing accounts and similar expenditures in the ordinary course of business not to exceed at any time $1,500,000 outstanding to any one individual and $4,000,000 outstanding in the aggregate;

          (f) the Company may enter into Swaps with a counter-party whose senior unsecured, long-term debt rating is, at least, A- from Standard and Poor's Ratings Group or A3 from Moody's Investors Service, Inc. in order to (i) hedge specific exposure to foreign currency fluctuations in which the Company has currency exposure, but in no event in an amount greater than the amount of such currency exposure, and (ii) to fix interest rate obligations or to lower interest rate costs, provided that the notional amount thereof does not exceed the principal amount of the obligations with respect to which such costs are being fixed or lowered;

          (g) the Parent and its Restricted Subsidiaries may make and own net Investments in Permitted Joint Ventures in an amount not to exceed $15,000,000 in the aggregate;

          (h) the Parent may own the Investment in Quanterra existing on the Closing Date plus, from and after the Closing Date, an additional Investment not to exceed $10,000,000;

          (i)       in addition to Investments permitted by paragraphs
(a) through (h), the Parent and its Restricted Subsidiaries may make and own Investments in any Unrestricted Subsidiary (other than Quanterra) in an aggregate amount not to exceed $10,000,000 less Non-Cash Asset Sale Proceeds;

          (j) in addition to the Investments permitted by paragraphs (a) through (i), the Parent and its Restricted Subsidiaries may make and own Investments if the Parent would be permitted to make such Investment pursuant to, and within the limitations specified in,
Section 8 of this Schedule III (any such Investment made pursuant to this paragraph (j) being referred to as a "Restricted Investment" and any such investment at all times being valued at the cost thereof to the Parent or the Restricted Subsidiary making such investment); and

          (k) the Parent and its Restricted Subsidiaries may own Investments in non-cash assets constituting the proceeds of sales of assets for non-cash consideration permitted in Section 10(b)(v) of this
Schedule III.

          Investments shall be valued at cost less any net return of capital through the sale or liquidation thereof up to the amount of the original Investment.



  SECTION 8.   RESTRICTED PAYMENTS, RESTRICTED INVESTMENTS.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly declare, order, pay, make or set apart any sum or property for any Restricted Payment and the Parent will not, and will not permit any of its Restricted Subsidiaries to, make or become obligated to make any Restricted Investment, except that:

          (a) the Parent may pay a dividend solely in shares of capital stock of the Parent;

          (b) any Restricted Subsidiary of the Parent may pay a dividend to the Parent or the Company, provided that dividends paid to the Parent shall be in an aggregate amount not exceeding (i) the amount of any Restricted Payment the Parent is permitted to make under this
Section 8 and (ii) any amounts necessary to pay taxes and other operating costs and expenses incurred by the Parent in the ordinary course of the operation of its business as conducted on the Closing Date;

          (c) so long as no Default or Event of Default has occurred and is continuing, the Company may pay Restricted Payments to the Parent (i) to enable the Parent to pay, and the Parent may pay, dividends on its 7% Cumulative Convertible Exchangeable Preferred Stock (or depository shares relating thereto), but only in accordance with the Certificate of Designation relating thereto (as in effect on the date hereof) or (ii) to enable the Parent to pay dividends it would be permitted to pay pursuant to paragraph (d);

          (d) the Parent may declare, make or pay a Restricted Payment and the Parent and its Restricted Subsidiaries may make and own Restricted Investments, if, immediately after giving effect to any such proposed action,

                      (i) no condition or event shall exist which constitutes a Default or Event of Default, and

                     (ii) the sum of (x) the aggregate amount of all sums included in all Restricted Payments directly or indirectly declared, ordered, paid, made or set apart by the Parent since the date hereof to and including the date of such action, and (y) the aggregate amount of all Restricted Investments directly or indirectly made by the Parent and its Restricted Subsidiaries (or which they have become obligated to make) does not exceed the following (the "Allowable Restricted Payment Amount"):

                    (A) 50% (but in the case of a loss or deficiency 100%) of Net Income for the period (taken as one accounting period) beginning with the first fiscal quarter ending after Consolidated Net Worth exceeds $150,000,000 and ending with the end of the last fiscal quarter immediately preceding the date of such action, plus

                    (B) the aggregate net cash proceeds of the sale or issuance of the Parent's capital stock (other than Redeemable Stock) directly or through the conversion of convertible debt and the proceeds received from the exercise of warrants and rights to purchase capital stock; less

                    (C) the aggregate amount of any Excess Capital Expenditures since the Closing Date; less

                    (D)  amounts paid to the Parent pursuant to
paragraph (c) of this Section 8 after the Closing Date; or

          (e) so long as no Default or Event of Default shall have occurred and be continuing, if any Noteholder does not accept an offer of prepayment pursuant to Section 7.3(b) of the Note Agreements, the Company may utilize amounts that would otherwise have been used for such prepayment (the "Prepayment Amount") to prepay any of its subordinated Debt and/or to purchase shares of the Parent's Preferred Stock in an aggregate amount equal to the Prepayment Amount.



  SECTION 9.   RESTRICTED SUBSIDIARY STOCK AND DEBT.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to:

          (a) directly or indirectly sell, assign, pledge or otherwise dispose of any Debt of, or any shares of capital stock of (or warrants, rights or options to acquire capital stock of), any of its Restricted Subsidiaries, except a sale to a wholly-owned Restricted Subsidiary and except as permitted by Section 10 of this Schedule III;

          (b) permit any of its Restricted Subsidiaries directly or indirectly to sell, assign, pledge or otherwise dispose of any Debt of the Parent or any other Restricted Subsidiary, or any shares of capital stock of (or warrants, rights or options to acquire capital stock of), any other Restricted Subsidiary except to the Parent or a wholly-owned Restricted Subsidiary;

          (c) permit any of its Restricted Subsidiaries to have outstanding any shares of Preferred Stock other than shares of Preferred Stock which are owned by the Parent; or

          (d) permit any of its Restricted Subsidiaries directly or indirectly to issue or sell (or otherwise dispose of) any shares of its own capital stock (or warrants, rights or options to acquire its own capital stock) except (i) to the Parent or to a wholly-owned Restricted Subsidiary, (ii) director's qualifying shares, (iii) in connection with a merger permitted by Section 10 of this Schedule III, or (iv) shares issued in connection with a stock dividend or otherwise on a basis such that the percentage ownership of the Parent in each class of capital stock in such Restricted Subsidiary after such issuance is, at least, equal to its percentage ownership in each class of capital stock prior to such issuance;

provided that, subject to Section 10 of this Schedule III and so long as no Default or Event of Default has occurred and is continuing, all shares of all classes of capital stock and all Debt of any Restricted Subsidiary (other than the Company) owned by the Parent and/or its Restricted Subsidiaries may be sold as an entirety for Fair Market Value so long as (A) the Restricted Subsidiary whose capital stock and Debt are being sold does not own capital stock and/or Debt of any other Restricted Subsidiary (other than a Restricted Subsidiary all of whose capital stock and Debt are simultaneously being sold pursuant hereto), and (B) after giving effect to such sale, any Debt of the Parent or any Restricted Subsidiary owing to the former Restricted Subsidiary whose Debt and capital stock are so sold could be incurred by the Parent and its Restricted Subsidiaries pursuant to Section 1 of this Schedule III.




  SECTION 10.   CONSOLIDATION, MERGER, SALE OF ASSETS, ETC.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly,

          (a) consolidate with, merge or amalgamate with or into any other Person or permit any other Person to consolidate with, merge or amalgamate into it, or sell, lease, lend, assign, transfer, convey or dispose of all or substantially all of its properties, business or assets to any other Person, except that:

                      (i) any such Restricted Subsidiary (other than the Company) may consolidate with or merge into the Parent or into any wholly-owned Restricted Subsidiary; and

                     (ii) any corporation may consolidate with or merge with or into the Parent or a Restricted Subsidiary if the Parent or such Restricted Subsidiary, as the case may be, shall be the surviving corporation and if (x) immediately prior to and after giving effect to such transaction, no condition or event shall exist which constitutes a Default or Event of Default, and (y) after giving effect to such transaction and immediately thereafter the Parent could incur at least $1 of additional Debt in compliance with Section 1(a)(viii) of this Schedule III (for purposes of this clause (ii), compliance with Section 1(a)(viii) of this Schedule III shall be calculated based on the sum of (A) the Aggregate Outstanding Extensions of Credit and (B) the outstanding Senior Notes); or

          (b) sell, lease, lend, assign, abandon, transfer, convey or otherwise dispose of any of its properties, business or assets, except by a Restricted Subsidiary (other than the Company) to the Parent or to a wholly-owned Restricted Subsidiary (other than UPIC, except to the extent necessary to meet the minimum capitalization requirements pursuant to the insurance laws of the State of Vermont) or in a transaction permitted by paragraph (a) of this Section 10, and except that:

                      (i) the Parent and its Restricted Subsidiaries may sell the Collateral for cash at not less than the Fair Market Value thereof, provided that (x) immediately prior to and after such sale no condition or event exists which constitutes a Default or Event of Default; and (y) either (1) the aggregate net book value of all such Collateral of the Parent and its Restricted Subsidiaries then proposed to be disposed of plus the aggregate net book value of all other Collateral disposed of by the Parent and its Restricted Subsidiaries during the period from the Closing Date to the date of such proposed disposition does not exceed $5,000,000, or (2) either (A) within 60 days after such disposition (I) the net proceeds of such disposition are used to repay amounts outstanding under the Credit Agreement as provided therein and/or (II) the Company makes an offer to redeem Senior Notes in an aggregate principal amount equal to such net proceeds of such disposition as provided in Section 7.4 of the Note Agreements (Senior Notes previously acquired or redeemed not to be applied against such offer to redeem), and/or (B) within 180 days after such disposition such net proceeds of such disposition are reinvested in Substitute Collateral which will become Collateral (provided that until such reinvestment such proceeds are invested in Permitted Investments which are pledged to the Collateral Agent);

                     (ii) the Parent and its Restricted Subsidiaries may sell property or assets which do not constitute Collateral for cash at not less than the Fair Market Value thereof, provided that (x) immediately prior to and after such sale no condition or event exists which constitutes a Default or an Event of Default; (y) the aggregate net book value of all assets then proposed to be disposed of plus the aggregate net book value of all other assets disposed of by the Parent and its Restricted Subsidiaries (including those sold pursuant to clause
(i)(y)(1) of this Section 10) in the 12-month period immediately preceding the date of such proposed disposition does not exceed 10% of Consolidated Tangible Assets at the end of the preceding fiscal year; and (z) the aggregate net book value of all assets then proposed to be disposed of plus the aggregate net book value of all assets disposed of by the Parent and its Restricted Subsidiaries (including those sold pursuant to clause (i)(y)(1) of this Section 10), during the period from the Closing Date to the date of such proposed disposition does not exceed 15% of Consolidated Tangible Assets at the end of the preceding fiscal year (it being understood that the net book value of any assets, the proceeds of the sale of which are reinvested in assets useful to the business as provided in paragraph (iii) below, shall not, on and after the date of such reinvestment, be included in the calculation of 10% and 15% of Consolidated Tangible Assets specified in this clause (ii));

                    (iii) the Parent and its Restricted Subsidiaries may, so long as no condition or event exists which constitutes a Default or Event of Default, sell property or assets which are not Collateral for cash in excess of the percentage limitations contained in clauses
(y) and (z) of paragraph (ii) above if within 180 days after such disposition (1) the net proceeds of such disposition are used as specified in clause (y)(2)(A) of paragraph (i) above or are used to permanently reduce other senior Debt, or (2) such proceeds are reinvested in assets useful to the business;

                     (iv) the Parent or any Restricted Subsidiary may make sales of assets for cash in order to comply with any applicable law, provided that the aggregate net book value of all assets so disposed of by the Parent and its Restricted Subsidiaries shall (I) if such assets constitute Collateral, be counted against the limitation contained in clause (y)(1) of paragraph (i) above (or, if such limitation would be exceeded, the net proceeds of such disposition are used as provided in clause (y)(2) of such paragraph (i)), and (II) if such assets do not constitute Collateral, be counted against the limitations contained in clauses (y) and (z) of paragraph (ii) above (or, if such limitations would be exceeded, the net proceeds of such disposition are used as provided in paragraph (iii) above); and

                      (v) notwithstanding anything to the contrary contained in this Section 10(b), subject to the dollar and percentage limitations otherwise contained in paragraphs (i) through (iv) above, the Parent and its Restricted Subsidiaries may sell property or assets described in paragraphs (ii) through (iv) above for non-cash consideration (the "Non-Cash Asset Sale Proceeds") at not less than the Fair Market Value thereof, provided that (x) no more than $10,000,000 of such non-cash consideration in the aggregate is held by the Parent and its Restricted Subsidiaries at any one time, and (y) to the extent that any such non-cash consideration is subsequently converted to cash, such cash shall be applied as provided in paragraphs (i), (ii) or (iii) above whenever unapplied cash proceeds aggregate at least $1,000,000.



  SECTION 11.   SALE  AND LEASEBACK TRANSACTIONS.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, enter into a Sale and Leaseback Transaction unless immediately after giving effect thereto (a) no condition or event exists which constitutes a Default or Event of Default, (b) the property or asset subject to such transaction is acquired or constructed after the Closing Date and is not Collateral, (c) such transaction is consummated within 180 days of the date of acquisition or completion of construction of the property or asset which is the subject of such transaction, (d) the assets are sold for cash at not less than Fair Market Value, and (e) immediately after giving effect to such Sale and Leaseback Transaction, (i) to the extent applicable, the requirements under Sections 10 and 12 of this Schedule III are met, and (ii) to the extent such lease is a Capitalized Lease, the requirements under Section 1 of this Schedule III are met.

          Notwithstanding the foregoing, so long as (i) no event or condition exists which constitutes a Default or Event of Default and
(ii) to the extent applicable, the requirements under Sections 10 and 12 of this Schedule III are met, the Company may enter into a Sale and Leaseback Transaction of Collateral if such assets are sold at not less than Fair Market Value and within 30 days after such sale the net proceeds of such sale are applied to repay or redeem, on a pro rata basis, amounts outstanding under the Credit Agreement and the Senior Notes pursuant to the Credit Agreement and Section 7.2 of the Note Agreements, respectively.



  SECTION 12.  LIENS.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly create, incur, assume or permit to exist any Lien on or with respect to any property or asset (including any document or instrument in respect of goods or accounts receivable) of the Parent or any of its Restricted Subsidiaries whether now owned or held or hereafter acquired, or any income or profits therefrom (whether or not provision is made for the equal and ratable securing of the Obligations in accordance with the last sentence of this Section 12), except the following ("Permitted Liens"):

          (a) Liens for taxes, assessments or other governmental charges arising in the ordinary course of business, the payment of which is not at the time required by Section 14 of this Schedule III;

          (b) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics and materialmen incurred in the ordinary course of business for sums not yet due or the payment of which is not at the time required by Section 14 of this Schedule III;

          (c) Liens (other than any Lien imposed by ERISA) incurred or deposits made in the ordinary course of business (i) in connection with workers' compensation, unemployment insurance and other types of social legislation, or (ii) to secure (or to obtain letters of credit that secure) the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, performance bonds, purchase, construction or sales contracts and other similar obligations, in each case not incurred or made in connection with the borrowing of money, the obtaining of advances or credit or the payment of the deferred purchase price of property;

          (d) any attachment or judgment Lien, unless the judgment it secures shall not, within 30 days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall not have been discharged within 30 days after the expiration of any such stay;

          (e) leases or subleases granted to others, easements, rights-of-way, restrictions and other similar charges or encumbrances, in each case incidental to, and not interfering with, in any material respect, the ordinary conduct of the business of the Parent or any Restricted Subsidiary;

          (f)       the Liens securing the Senior Notes and the Credit
Agreement;

          (g)       Liens on property or assets of any Restricted
Subsidiary (other than the Company) securing Debt of such Restricted Subsidiary owing to the Parent or to a wholly-owned Restricted
Subsidiary;

          (h) Liens existing on the date hereof and securing Debt of the Parent or any Restricted Subsidiary referred to in Schedule III-12(h);

          (i) any Lien created to secure all or any part of the purchase price (or construction or improvement cost), or to secure Debt incurred or assumed to pay, or reimburse the Company for payment of, all or any part of the purchase price (or construction or improvement cost) of the acquisition, construction or improvement of property by the Parent or any of its Restricted Subsidiaries after the Closing Date, provided that (i) any such Lien shall be confined solely to the item or items of property so acquired, constructed or improved, (ii) the principal amount of the Debt secured by any such Lien shall at no time exceed an amount equal to 100% of the cost to the Parent or such Restricted Subsidiary of the property so acquired, constructed or improved, (iii) any such Lien shall be created within 6 months after, in the case of property, its acquisition or construction or, in the case of improvements, their completion and (iv) if the Debt secured thereby is used to reimburse the Company, such reimbursement shall occur within 6 months after the payment thereof by the Company;

          (j) any Lien existing on property at the time of its acquisition by the Parent or a Restricted Subsidiary, or any Lien existing on property of a Person immediately prior to its being consolidated with or merged into the Parent or a Restricted Subsidiary or its becoming a Restricted Subsidiary, or any Lien on the stock of a Person immediately prior to its becoming a Restricted Subsidiary, including, in each case, Liens incurred in connection with such acquisition, provided that (i) no such Lien shall have been created or assumed in contemplation of such consolidation or merger or such Person's becoming a Restricted Subsidiary, (ii) each such Lien shall at all times be confined solely to the item or items of property so acquired and, if required by the terms of the instrument originally creating such Lien, other property which is an improvement to or is acquired for specific use in connection with such acquired property and
(iii) the Debt, if any, secured by such Lien is permitted to be incurred under Section 1(a)(viii) of this Schedule III (for purposes hereof, such Debt being deemed to have been incurred at the time of such acquisition, consolidation or merger);

          (k) any Lien renewing, extending or refunding any Lien permitted by paragraphs (a) through (j) of this Section 12, provided that the principal amount of Debt secured by such Lien immediately prior thereto is not increased or the maturity thereof reduced and such Lien is not extended to other property;

          (l)       any Lien securing Priority Debt not to exceed
$10,000,000 at any time outstanding; and

          (m) the contractual rights arising out of the Company's service contracts, in favor of a project owner, prime contractor or general contractor party to such service contract, to use the Company's equipment subject to such service contract to complete the Company's performance obligations pursuant to such service contract, to the extent that such rights do not constitute an ownership interest or security interest.

          In addition to the foregoing, the Parent will not, and will not permit any Restricted Subsidiary to, directly or indirectly, create, incur, assume or permit to exist any Lien on or with respect to any Intellectual Property except for Permitted Liens of the types specified in paragraph (a) through (g).

          If, notwithstanding the prohibition contained in this Section 12, the Parent or any of its Restricted Subsidiaries shall create, assume or permit to exist any Lien upon any of its property or assets, or the property or assets of any of its Restricted Subsidiaries, whether now owned or hereafter acquired, other than those permitted by the provisions of this Section 12, it will make or cause to be made effective provision whereby the Obligations will be secured equally and ratably with any and all other Debt thereby secured so long as such other Debt shall be so secured, provided that such grant of an equal and ratable Lien securing the Obligations shall not cure (nor shall it be deemed to cure) the Default and Event of Default arising from the breach of the prohibition contained in this Section 12.



  SECTION 13.   CORPORATE EXISTENCE, ETC.; BUSINESS.

          The Parent will at all times preserve and keep in full force and effect its corporate existence, and rights and franchises deemed material to its business, and those of each of its Restricted Subsidiaries, except that the corporate existence of any Restricted Subsidiary (other than the Company) may be terminated if, in the good faith judgment of the Board of the Parent, such termination is in the best interest of the Parent and will not have a Material Adverse Effect. The Parent will not, and will not permit any of its Restricted Subsidiaries to, engage, substantially, in any business other than environmental consulting, engineering, design, construction, remediation and related businesses.


  SECTION 14.  PAYMENT OF TAXES AND CLAIMS; TAX CONSOLIDATION.

          (a) The Parent will, and will cause each of its Restricted Subsidiaries to, pay all Taxes, imposed upon it or any of its properties or assets or in respect of any of its franchises, business, income or profits before any penalty or interest accrues thereon, and all claims (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or might become a Lien upon any of its properties or assets, provided that no such charge or claim need be paid if being contested in good faith by appropriate proceedings promptly initiated and diligently conducted and if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor.

          (b) The Parent will not consent to or permit the filing of or be a party to any consolidated income tax return on behalf of itself or any of its Subsidiaries with any Person, other than a consolidated return of the Parent and its own Subsidiaries.



  SECTION 15.   COMPLIANCE WITH ERISA.

          The Parent will not, and will not permit any of its Subsidiaries to:

          (a) (i) engage in any transaction in connection with which the Parent or any of its Subsidiaries could be subject to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by
Section 4975 of the Code, (ii) terminate or withdraw from any Plan (other than a Multiemployer Plan) in a manner, or take any other action with respect to any such Plan (including, without limitation, a substantial cessation of operations within the meaning of section 4062(e) of ERISA), which could result in any liability of the Parent or any of its Subsidiaries to the PBGC or to a trustee appointed under section 4042(b) or (c) of ERISA, (iii) incur any liability to the PBGC on account of a termination of a Plan under section 4064 of ERISA, (iv) fail to make full payment when due of all amounts which, under the provisions of any Plan, applicable law or applicable collective bargaining agreements, the Parent or any of its Subsidiaries is required to pay as contributions thereto, or permit to exist any accumulated funding deficiency, whether or not waived, with respect to any Plan (other than a Multiemployer Plan) if, in any such case, such penalty or tax or such liability, or the failure to make such payment, or the existence of such deficiency, as the case may be, could have a Material Adverse Effect;

          (b) permit their share of the aggregate amount of unfunded benefit liabilities (within the meaning of Section 4001(a)(18) of ERISA) under all Plans (other than Multiemployer Plans) subject to Title IV of ERISA maintained at such time by the Parent, its Subsidiaries and Related Persons for which the Parent, its Subsidiaries or Related Persons would be liable to exceed $3,000,000 in the aggregate;

          (c) permit the aggregate complete or partial withdrawal liability under Title IV of ERISA with respect to all Plans which are "multiple employer plans" and all Multiemployer Plans incurred by the Parent, its Subsidiaries and Related Persons to exceed $3,000,000;

          (d) create or suffer to exist any unfunded expected post-retirement benefit obligation (determined in accordance with Statement No. 106 of the Financial Accounting Standards Board, without taking into account liabilities attributable to coverage mandated under
Section 4980B of the Code of Section 601 of ERISA) of the Parent and any of its Subsidiaries in excess of $3,000,000 ;

          (e) adopt an amendment to any Plan which would require the Parent or any of its Subsidiaries to provide security to such Plan under Section 307 of ERISA or Section 401(a)(29) of the Code or permit any condition to exist or event to occur which could result in the imposition of a Lien on the property of the Parent and any of its Subsidiaries pursuant to Section 412 of the Code or Title IV of ERISA; or

          (f) permit the sum of (i) the aggregate amount of unfunded benefit liabilities referred to in paragraph (b) of this
Section 15, (ii) the amount of the aggregate incurred withdrawal liability referred to in paragraph (c) of this Section 15 and (iii) the amount of the welfare benefit plan liability referred to in paragraph
(d) of this Section 15 to exceed $6,000,000.

  For the purposes of paragraphs (c) and (d) of this Section 15, the amount of the withdrawal liability of the Parent and its Subsidiaries at any date shall be the aggregate present value of the amount claimed to have been incurred less any portion thereof as to which the Parent reasonably believes, after appropriate consideration of possible adjustments arising under sections 4219 and 4221 of ERISA, it and its Subsidiaries will have no liability, provided that the Parent shall obtain prompt written advice from independent actuarial consultants supporting such determination. The Parent agrees (i) once in each calendar year, beginning in 1996, to request and obtain a current statement of withdrawal liability from each Multiemployer Plan and (ii) to transmit a copy of such statement to each Noteholder and Lender within 15 days after the Parent receives the same. As used in this
Section 15, the term "accumulated funding deficiency" has the meaning specified in section 302 of ERISA and section 412 of the Code, and the terms "present value", "current value" and "accrued benefit" have the meanings specified in Section 3 of ERISA.



  SECTION 16.   MAINTENANCE OF PROPERTIES; INSURANCE.

          The Parent will maintain or cause to be maintained in good repair, working order and condition all properties owned, leased or controlled and used or useful in the business of the Parent and its Restricted Subsidiaries and from time to time will make or cause to be made all appropriate repairs, renewals and replacements thereof. In addition to any insurance required to be obtained pursuant to the Security Documents, the Parent will maintain or cause to be maintained, with financially sound and reputable insurers, insurance with respect to its properties and business and the properties and business of its Restricted Subsidiaries against loss or damage of the kinds customarily insured against by corporations or partnerships of established reputation engaged in the same or similar business and of similar situation and size, of such types and in such amounts as are customarily carried under similar circumstances by such other corporations or partnerships and, in any event, of such types, in such amounts and with insurers of comparable quality as exist on the date hereof, provided that in the event of the replacement of any insurer after the date hereof, such insurer will have a rating of at least "B+" according to A.M. Best Company's rating of property/casualty insurance companies. Such insurance may be subject to deductibility clauses which, in effect, result in self-insurance of certain losses, provided that such self-insurance (i) shall not at any time be in respect of an aggregate amount greater than $10,000,000 and (ii) is in accord with the approved practices of corporations or partnerships of similar situation and size and adequate insurance reserves are maintained in connection with such self-insurance.



  SECTION 17.  RESTRICTIONS AFFECTING SUBSIDIARIES.

          Except as expressly provided in the Operative Agreements, the Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any direct encumbrance or restriction on the ability of any Restricted Subsidiary of the Parent to (a) pay dividends or make any other distributions on its capital stock or any other equity interest or participation in its profits owned by the Parent or any other Restricted Subsidiary or pay any Debt owed to the Parent or any other Restricted Subsidiary; (b) make loans or advances to the Parent or to any other Restricted Subsidiary; or (c) transfer any of its properties or assets to the Parent or any other Restricted Subsidiary except such encumbrances or restrictions existing under or by reason of
(i) applicable law, (ii) the Senior Notes, (iii) the Credit Agreement or any successor or replacement thereof, (iv) any agreements relating to existing Debt or any other contractual obligation of the Parent or any Restricted Subsidiary outstanding on the Closing Date and listed on
Schedule III-17 or any amendment, modification, renewal, replacement or refunding thereof, provided the restrictions contained therein are no less favorable in all material respects to the Lenders and to the Noteholders, (v) any agreements relating to Debt of Unrestricted Subsidiaries which are non-recourse to the Parent or any Restricted Subsidiary, (vi) any instrument governing Debt of any Person acquired by the Parent or any of its Restricted Subsidiaries, which instrument was in effect on the date of such acquisition, provided that (A) the Lenders and Noteholders have received prior notice of such acquisition and of such instrument, (B) such provision was not entered into in contemplation of such acquisition, and (C) the Lenders and Noteholders have determined in the exercise of their reasonable discretion that such provision does not adversely affect the Lenders or the Noteholders,
(vii) customary provisions restricting subletting or assignment of any lease governing a leasehold interest of the Parent or any of its Restricted Subsidiaries, and (viii) customary restrictions on dispositions of real property interests found in reciprocal easement agreements of the Parent or any of its Restricted Subsidiaries.



  SECTION 18.  TRANSACTIONS WITH AFFILIATES.

          The Parent will not, and will not permit any of its Restricted Subsidiaries to, directly or indirectly, engage in any transaction with any Affiliate of the Parent, including, without limitation, the purchase, sale or exchange of assets or the rendering of any service, except in the ordinary course of business and pursuant to the reasonable requirements of the Parent's or such Restricted Subsidiary's business and upon fair and reasonable terms that are no less favorable to the Parent or such Restricted Subsidiary than those which might be obtained in an arm's length transaction at the time from Persons which are not such an Affiliate, provided that transactions pursuant to (i) the IT Services Agreement, dated as of June 28, 1994, between the Company and Quanterra, (ii) the Equity Investors' Undertaking, dated June 28, 1994, among certain investors of Quanterra, including the Company and Quanterra, as amended by the Amendment and Waiver, dated as of June 28, 1995 (and other Investments permitted by Section 7(h) of this Schedule
III), and (iii) the Shareholders' Agreement, dated as of June 28, 1994, among Corning Clinical Laboratories, Inc. (formerly known as MetPath Inc.), a Delaware corporation, the Parent, the Company and Quanterra shall not be subject to the limitation contained in this Section 18.



  SECTION 19.  COMPLIANCE WITH LAWS.

          The Parent will, and will cause each of its Restricted Subsidiaries to, comply with all applicable statutes, rules, regulations, and orders of, and all applicable restrictions imposed by, the United States of America, foreign countries, states, provinces and municipalities, and of or by any governmental department, commission, board, regulatory authority, bureau, agency and instrumentality of the foregoing, and of or by any court, arbitrator or grand jury, in respect of the conduct of their respective businesses and the ownership of their respective properties or business (including, without limitation, Environmental Laws), except such as are being contested in good faith by appropriate proceedings promptly initiated and diligently conducted and if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor and the failure to so comply would not reasonably be expected to have a Material Adverse Effect.



  SECTION 20.  COMPLIANCE WITH OPERATIVE AGREEMENTS.

          The Parent will, and will cause each of its Restricted
Subsidiaries to, comply in all respects with each of the terms and provisions of each Operative Agreement to which each thereof is a party.



  SECTION 21.  ACCOUNTING:  FINANCIAL STATEMENTS
               AND OTHER INFORMATION.

          The Parent will maintain, and will cause each of its Restricted Subsidiaries to maintain, a system of accounting established and administered in accordance with GAAP and will accrue, and will cause each of its Restricted Subsidiaries to accrue, all such liabilities as shall be required by GAAP. The Parent will deliver (in duplicate) to each Noteholder and to each Lender:

          (a) within 50 days after the end of each of the first three quarterly fiscal periods in each fiscal year of the Parent, (x) consolidated (and, if consolidated Unrestricted Subsidiaries constitute more than a Substantial Portion, consolidating) balance sheets of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries and a balance sheet for each Permitted Joint Venture, as at the end of such period and (y) the related consolidated (and, as to statements of income, if appropriate, consolidating) statements of income, cash flow and stockholders' equity of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries and statements of income, cash flow and stockholders' equity of each Permitted Joint Venture, in each case, for such period and (in the case of the second and third quarterly periods) for the period from the beginning of the current fiscal year to the end of such quarterly period, setting forth in each case in comparative form the consolidated and (where applicable and appropriate) consolidating figures for the corresponding periods of the previous fiscal year, all in reasonable detail and certified by the principal financial officer of the Parent as presenting fairly, in accordance with GAAP applied (except as specifically set forth therein) on a basis consistent with such prior fiscal periods, the information contained therein, subject to changes resulting from normal year-end audit adjustments, which financial statements will be accompanied by a certificate of the principal financial officer of the Parent reconciling such financial statements to financial statements of the Parent and its Restricted Subsidiaries and Permitted Joint Ventures (for purposes of this Section 21, "Substantial Portion" shall mean (i) the book value of the assets of consolidated Unrestricted Subsidiaries exceeds 5% of the consolidated assets of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries as of the date of the applicable financial statements or (ii) the net income of the consolidated Unrestricted Subsidiaries exceeds 5% of the consolidated net income of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries as of the date of the applicable financial statements);

          (b) (I) within 95 days after the end of each fiscal year of the Parent, (x) consolidated (and if consolidated Unrestricted Subsidiaries constitute more than a Substantial Portion, consolidating) balance sheets of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries and a balance sheet for each Permitted
Joint Venture, in each case, as at the end of such year and (y) the related consolidated (and, as to statements of income, if appropriate, consolidating) statements of income and cash flow and stockholders' equity of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries and statements of income and cash flow and stockholders' equity of each Permitted Joint Venture, in each case, for such fiscal year, setting forth in each case in comparative form the consolidated and (where applicable and appropriate) consolidating figures for the previous fiscal year, all in reasonable detail and (i) in the case of such consolidated financial statements, accompanied by a report thereon, acceptable to the Majority Creditors, of Ernst & Young LLP or other independent public accountants of recognized national standing selected by the Parent (and reasonably satisfactory to the Majority Creditors), which report shall state that such consolidated financial statements present fairly the financial position of the Parent and its Restricted Subsidiaries and consolidated Subsidiaries as at the dates indicated and the results of their operations and changes in their financial position for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except as otherwise specified in such report) and that the audit by such accountants in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards, together with a certificate from the principal financial officer of the Parent reconciling such financial statements to the financial statements of the Parent and its Restricted Subsidiaries and (ii) in the case of such consolidating financial statements, certified by the principal financial officer of the Parent as presenting fairly, in accordance with GAAP applied (except as specifically set forth therein) on a basis consistent with such prior fiscal periods, the information contained therein, and (II) within 10 days after the meeting of the Board of Directors of the Parent (at which such projections are reviewed and approved) and in any event within 30 days after the end of each fiscal year, quarterly income statements, balance sheets and cash flow projections of the Parent and its Restricted Subsidiaries for the immediately succeeding fiscal year, and annual cash projections for each successive fiscal year thereafter through the year 2001;

          (c) together with each delivery of financial statements pursuant to paragraphs (a) and (b) of this Section 21, an Officer's Certificate (i) stating that the signers have reviewed the terms of the Operative Agreements and have made, or caused to be made under their supervision, a review in reasonable detail of the transactions and condition of the Parent and its Subsidiaries during the accounting period covered by such financial statements and that such review has not disclosed the existence during or at the end of such accounting period, and that the signers do not have knowledge of the existence as at the date of the Officer's Certificate, of any condition or event which constitutes a Default or Event of Default, or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Parent has taken or is taking or proposes to take with respect thereto, and (ii) demonstrating in reasonable detail compliance during and at the end of such accounting period with the restrictions contained in Sections 1 through 8, 10 and 12 of this
Schedule III;

          (d) together with each delivery of consolidated financial statements pursuant to paragraph (b) of this Section 21 a written statement by the independent public accountants giving the report thereon (i) stating that their audit examination has included a review of the terms of this Agreement, the Operative Agreements and that such review is sufficient to enable them to make the statement referred to in clause (iii) of this paragraph (d), (ii) stating whether, in the course of their audit examination, they obtained knowledge (and whether, as of the date of such written statement, they have knowledge) of the existence of any condition or event which constitutes a Default or Event of Default, and, if so, specifying the nature and period of existence thereof (it being understood that such accountants shall not be liable, directly or indirectly, for any failure to obtain knowledge of any Default or Event of Default unless such accountants should have obtained knowledge thereof in making an audit in accordance with generally accepted auditing standards or did not make such an audit), and (iii) stating that they have examined the Officer's Certificates delivered in connection therewith pursuant to paragraph (c) of this
Section 21 and, on the face of the Officer's Certificates the matters set forth in such Officer's Certificates pursuant to clause (ii) of such paragraph (c) have been accurately calculated;

          (e) promptly upon receipt thereof, copies of all reports submitted to the Parent or the Company by independent public accountants in connection with each annual, interim or special audit of the books of the Parent or any of its Subsidiaries made by such accountants including, without limitation, the comment letter submitted by such accountants to management in connection with their annual audit;

          (f) promptly upon their becoming available, copies of all financial statements, reports, notices and proxy statements sent or made available by the Parent or by any of its Subsidiaries to its security holders other than the Parent or another such Subsidiary, of all regular and periodic reports and all registration statements and prospectuses filed by the Parent or any of its Subsidiaries with any securities exchange or with the Commission and of all press releases and other statements made available by the Parent or any of its Subsidiaries to the public concerning material developments in the business of the Parent or any of its Subsidiaries;

          (g) promptly upon (and in any event within 3 Business Days of) any Responsible Officer of the Parent or the Company obtaining knowledge of any condition or event which constitutes a Default or Event of Default, or that any holder of a Senior Note or any Lender has given any notice or taken any other action with respect to a claimed default, Default or Event of Default or that any Person has given any notice to the Parent or any of its Affiliates or taken any other action with respect to a claimed default or event or condition of the type referred to in paragraph (f) of Schedule IV, an Officer's Certificate describing the same and the period of existence thereof and what action the Parent or the Company has taken, is taking and proposes to take with respect thereto;

          (h) promptly upon (and in any event within 3 Business Days of) any Responsible Officer of the Parent or the Company obtaining knowledge of the occurrence of any (i) "reportable event", as such term is defined in Section 4043 of ERISA, (ii) "prohibited transaction", as such term is defined in Section 4975 of the Code, in connection with any Plan relating to the Parent or the Company or any trust created thereunder, or (iii) other event which could lead to the termination of any Plan, or the complete or partial withdrawal by the Parent or the Company, and of its Subsidiaries or any Related Person under Section 4063, 4203 or 4205 of ERISA from a Plan which is a "multiple employer plan" or a Multiemployer Plan, a written notice specifying the nature thereof, what action the Parent or the Company has taken, is taking and proposes to take with respect thereto, and any action taken or threatened by the Internal Revenue Service or the PBGC with respect thereto;

          (i) written notice within 30 days of the Parent or any Subsidiary obtaining knowledge of any of the following matters; and, with respect to (i) through (iii) of this Section 21(i), as to which (x) the Parent or any Subsidiary has received written notice that it is or may be liable, or (y) such matter would reasonably be expected to have a Material Adverse Effect:

               (i) under CERCLA, or any equivalent or similar Environmental Law, for the purpose of listing or placing on the National Priorities List or equivalent or similar state list or registry, the performance of a preliminary assessment, site inspection, listing site inspection or Hazardous Ranking System scoring of any real property previously, presently or hereafter owned, leased, occupied or operated by the Parent or any of its Subsidiaries, or with respect to which the Parent or any of its Subsidiaries may otherwise have liability under CERCLA or any such Environmental Law; or

               (ii) the performance of a facility assessment pursuant to the Resource Conservation and Recovery Act of 1976, as amended from time to time ("RCRA"), a RCRA facility investigation or a corrective measures study of any facility previously, presently or hereafter owned, leased, occupied or operated by the Parent or any of its Subsidiaries, or with espect to which the Parent or any of its Subsidiaries may otherwise have liability under RCRA or any such Environmental Law; or

               (iii) the proposed or final listing or placement of any real property presently, previously or hereafter owned, leased, occupied or operated by the Parent or any of its Subsidiaries on the Federal National Priorities List or any similar list or registry, or with respect to which the Parent or any of its Subsidiaries may otherwise have liability under CERCLA or any equivalent or similar Environmental Law; or

               (iv) the issuance, promulgation or lodging of any material order, unilaterally or by consent, or any judicial order or judgment that is directed to the Parent or any of its Subsidiaries or to which the Parent or any of its Subsidiaries is a party, pursuant to any Environmental Law or;

               (v) the issuance, publication, service or delivery of any compliance inquiry, letter or notice of violation or noncompliance, administrative or judicial complaint or citation, or similar proceedings, actions or determinations by any Governmental Authority or any entity purporting to act pursuant to any Environmental Law, which includes allegations or claims of criminal liability or civil penalties or fines under Environmental Laws, unless the Parent and its Subsidiaries reasonably determine that the total amount the Parent and its Subsidiaries will incur in connection with such matter will not exceed $5,000,000;

the Parent shall, and shall cause each of its Subsidiaries to, deliver to any Credit Provider any such documents or records regarding the above matters which may be reasonably requested by any such Credit Provider and which may be obtained without due expense and without need to initiate legal proceedings, except if such documents or records were generated by the Parent or any of its Subsidiaries for litigation and are protected from discovery, or if such documents or records were provided to the Parent or any of its Subsidiaries pursuant to a written confidentiality agreement entered into by the Parent or any of its Subsidiaries for the purpose of maintaining the confidentiality of information provided to the Parent or any of its Subsidiaries by any Person other than an Affiliate;

          (j) upon the request of any Noteholder or Lender, such information as is specified in paragraph (d)(4) of Rule 144A under the Securities Act, to such Noteholder or Lender or to a prospective assignee or transferee of the Senior Notes or the Loans who a Noteholder or Lender informs the Parent or the Company such Noteholder or Lender reasonably believes is a qualified institutional buyer within the meaning of Rule 144A, in order to permit compliance by such Noteholder or Lender with Rule 144A in connection with the assignment or transfer of such Parent unless, at the time of such request the Parent is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

          (k) within 20 days of the last Friday of each accounting month, reporting as to such matters relating to the business as the Agent or any Noteholder may request, including, without limitation, as to sales, collections, debit and credit adjustment schedules, accounts receivable agings and reconciliations, accounts payable aging and Borrowing Base Certificates, provided that, if an Event of Default shall have occurred and be continuing, the sales, collection, debit and credit adjustment schedule reporting shall be delivered on a daily basis and, in which case, the Borrowing Base will be determined based on such daily information;

          (l) contemporaneous with any notice of any prepayment sent to either the Lenders or the Noteholders, as the case may be, pursuant to Section 7.3 or Section 7.4 of the Note Agreements, copies of such notice to the Lenders or the Noteholders, as the case may be, together with information as to which Loans or Senior Notes are not being prepaid;

          (m) such other information as any Credit Provider may reasonably request;

          (n) without request or demand, as soon as practicable upon becoming aware of any material release or alleged or threatened material release of any Hazardous Material at, upon, under, within or about any real property owned or leased by the Parent or any of its Subsidiaries and immediately upon becoming aware that any Governmental Authority or other Person has made any claim or taken or threatened to take any action relating to Hazardous Materials on or emanating from any real property owned or leased by the Parent or any of its Subsidiaries or any property adjacent to or abutting such real property, and immediately upon receipt of any notice from any Governmental Authority or from any tenant or other occupant or from any other Person with respect to any such alleged presence or release, a notice specifying the facts relating thereto, the claim made or action taken or threatened and what action the Parent or its Subsidiary is taking or causing to be taken or proposes to take or cause to be taken with respect thereto;

          (o) quarterly reports setting forth in reasonable detail information related to the performance bonds of the Company and its Restricted Subsidiaries then in effect; and

          (p) promptly upon (and in any event within 1 Business Day of) the refusal by the Lenders to make an extension of credit requested by the Company to be made pursuant to the Credit Agreement, notice to the Noteholders, together with a description of the reason for the Lenders' refusal to make the extension of credit.

     SECTION 22.  INSPECTION.

          The Parent will permit any authorized representative designated by any Credit Provider to visit and inspect any of the properties of the Parent or any of its Restricted Subsidiaries, including its and their books of account, and, to the extent reasonable, to make copies and take extracts therefrom, and to discuss its and their affairs, finances and accounts with its and their officers and independent public accountants (and by this provision the Parent authorizes such accountants to discuss with such representatives the affairs, finances and accounts of the Parent and its respective Restricted Subsidiaries, whether or not the Parent is present). Upon the occurrence and during the continuance of an Event of Default, the Company shall be responsible for the reasonable out-of-pocket expenses of the Credit Providers incurred in connection with any such visits, inspections, copies and discussions.



     SECTION 23.  LIMITATION ON CHANGES IN FISCAL QUARTERS.

          Neither the Parent nor any of its consolidated Subsidiaries or Restricted Subsidiaries shall permit the fiscal year of the Parent, its consolidated Subsidiaries or Restricted Subsidiaries to end on a day other than the last Friday of March.



     SECTION 24. COMPLIANCE WITH BORROWING BASE

          The Company shall not at any time permit the aggregate amount of (a) the Aggregate Outstanding Extensions of Credit and (b) the Senior Notes outstanding to exceed the Borrowing Base applicable at such time.



     SECTION 25.  ENVIRONMENTAL MATTERS.

          The Parent will, and will cause each of its Subsidiaries to:

          (a) (i) comply with, and use reasonable best efforts to ensure compliance by all tenants and subtenants, if any, with, applicable Environmental Laws; (ii) obtain, comply with and maintain any and all Environmental Permits necessary or desirable under applicable Environmental Laws for their respective operations as conducted and as planned; and (iii) use reasonable best efforts to ensure that all tenants and subtenants obtain, comply with and maintain any and all Environmental Permits necessary for their operations as conducted, with respect to any property leased or subleased from the Parent or any of its Subsidiaries; the Parent and any Subsidiaries shall be deemed to be in compliance with an Environmental Law or Environmental Permit for purposes of this Section III-25(a), provided that, upon learning of any actual or suspected non-compliance, the Parent and the affected Subsidiary shall promptly undertake reasonable best efforts to ensure that full compliance is achieved and, provided further that, in any case such non-compliance would not reasonably be expected to have a Material Adverse Effect.

          (b) conduct and complete all investigations, studies, sampling and testing, and all remedial, removal, and other actions required under applicable Environmental Laws and promptly comply with all orders and directives of all Governmental Authorities regarding Environmental Laws, other than such orders and directives which are being contested in good faith by appropriate proceedings promptly initiated and diligently conducted and if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor and the pendency of any and all such appeals does not have a Material Adverse Effect; and

          (c) upon the reasonable written request of the Required Noteholders or the Required Lenders, and promptly upon the request of the Required Noteholders or the Required Lenders if an Event of Default has occurred and is continuing, permit an environmental consultant whom the Required Noteholders or the Required Lenders in their respective discretion designate to perform an environmental assessment (including, without limitation: reviewing documents; interviewing knowledgeable persons; and sampling and analyzing soil, air, surface water, groundwater, and/or other media in or about property owned or leased by the Parent or any of its Subsidiaries) of any of the operations of, or any property owned or leased by, the Parent or any of its Subsidiaries. Such environmental assessment shall be in form, scope, and substance satisfactory to the Required Noteholders or the Required Lenders, as the case may be. The Parent and its Subsidiaries shall cooperate fully in the conduct of such environmental assessment, and the Company shall pay the costs of such environmental assessment promptly upon written demand by the Required Noteholders or the Required Lenders, as the case may be. Pursuant to this Section 25(c), the Required Noteholders or the Required Lenders shall have the right, but shall not have any duty, to request and/or obtain such environmental assessment. With respect to any such environmental assessment that may be commenced, no Lender or Noteholder shall have any liability for not making the same carefully or properly, or for not completing the same, nor shall the fact that such inspection may not have been made by the Required Noteholders or the Required Lenders, as the case may be, relieve the Parent, the Company or any Subsidiary of any obligations they may otherwise have under the Operative Agreements.

  SECTION  26.   POST-CLOSING DELIVERIES.

          (a) Landlord Waivers. The Company shall use its best efforts to deliver to each Credit Provider and the Collateral Agent within 30 days after the Closing Date, such landlord waivers and consents as each Credit Provider and the Collateral Agent shall require in connection with the Collateral, in form and substance satisfactory to each Credit Provider and the Collateral Agent.

          (b) Surveys. The Company shall deliver to each Credit Provider and the Collateral Agent, within 30 days after the Closing Date, as well as the title insurance company issuing the policies referred to in Section 4.12 of the Note Purchase Agreements (the "Title Insurance Company"), maps or plats of an as-built survey of the sites of the property covered by each Mortgage certified to each Credit Provider, the Collateral Agent and the Title Insurance Company in a manner satisfactory to each Credit Provider, the Collateral Agent and the Title Insurance Company, dated a date satisfactory to each Credit Provider, the Collateral Agent and the Title Insurance Company by an independent professional licensed land surveyor satisfactory to each Credit Provider, the Collateral Agent and the Title Insurance Company, which maps or plats and the surveys on which they are based shall be made in accordance with the Minimum Standard Detail Requirements for Land Title Surveys jointly established and adopted by the American Land Title Association and the American Congress on Surveying and Mapping in 1962, and, without limiting the generality of the foregoing, there shall be surveyed and shown on such maps, plats or surveys the following: (i) the locations on such sites of all the buildings, structures and other improvements and the established building setback lines; (ii) the lines of streets abutting the sites and width thereof; (iii) all access and other easements appurtenant to the sites or necessary or desirable to use the sites; (iv) all roadways, paths, driveways, easements, encroachments and overhanging projections and similar encumbrances affecting the site, whether recorded, apparent from a physical inspection of the sites or otherwise known to the surveyor; (v) any encroachments on any adjoining property by the building structures and improvements on the sites; and (vi) if the site is described as being on a filed map, a legend relating the survey to said map, and the Company shall deliver such surveys described in this clause (b) in connection with any property to become subject to a Mortgage after the Closing Date.

     (c) Flood Insurance. If requested by the Collateral Agent or any Credit Provider, the Company shall provide, within 30 days after the Closing Date, (i) a policy of flood insurance which (A) covers any parcel of improved real property which is encumbered by any Mortgage,
(B) is written in an amount not less than the outstanding principal amount of the indebtedness secured by such Mortgage which is reasonably allocable to such real property or the maximum limit of coverage made available with respect to the particular type of property under the National Flood Insurance Act of 1968, whichever is less, and (C) has a term ending not earlier than the maturity of the indebtedness secured by such Mortgage, and the Company shall provide, if applicable, a policy of flood insurance described in this clause (c) in connection with any property to become subject to a Mortgage after the Closing Date

     (d) Title Insurance. If requested by the Collateral Agent or any Credit Provider, the Company shall deliver to the Collateral Agent and each Credit Provider endorsements and affirmative coverage to the title policies delivered on the Closing Date as the Collateral Agent or any Credit Provider may request. In addition, with respect to any Mortgages delivered after the Closing Date, the Company shall deliver in respect of each parcel of real property covered by such Mortgage, a mortgagee's title policy (or policies) or a marked up unconditional binder for such insurance dated the date of the Mortgage. Each title policy shall (i) be in an amount reasonably satisfactory to the Collateral Agent and each Credit Provider; (ii) assure that the Mortgage insured thereby creates a valid first Lien on such parcel free and clear of all defects and encumbrances, except such as may be approved by the Credit Providers and the Collateral Agent; (iii) name the Collateral Agent as the insured thereunder; (iv) be in a form of an ALTA Loan Policy-1970 (Amended 10/17/70); (v) contain such endorsements and affirmative coverage as you may request; and (vi) be issued by title companies satisfactory to each Credit Provider and the Collateral Agent (including such title companies acting as co-insurers or re-insurers, at the Credit Providers' or Collateral Agent's option). Each Credit Provider and the Collateral Agent shall have received evidence satisfactory to you that all premiums in respect of each such policy, and all charges for mortgage recording taxes, if any, have been paid. Each Credit Provider and the Collateral Agent shall have also received a copy of all recorded documents referred to, or listed as exceptions to title in, such title policy or policies.

     (e) Intellectual Property Opinion. If the opinion to be delivered by intellectual property counsel is not delivered on the Closing Date, the Company shall deliver such opinion, in form and substance satisfactory to each Credit Provider, within 30 days after the Closing Date.

     (f) Satisfaction of Debt. Within 45 days after the Closing Date, the Company shall deliver evidence satisfactory to each Credit Provider that the Parent's outstanding 9-3/8% Notes due 1996 have been paid and redeemed within 30 days after the Closing Date.

                                                       SCHEDULE IV

                  UNIFORM EVENTS OF DEFAULT

          (a) the Company shall default in the payment of any amount due and payable under any Operative Agreement (other than the Note Agreements or the Credit Agreement), in any case, for more than 5
Business Days after the same becomes due and payable; or

      (b) (i) the Parent shall default in the performance of or compliance with any term contained in (A) each of Sections 1 through 12, 14, 15, 16 or 18 through 26 of Schedule III to the Note Purchase Agreements and the Credit Agreement, (B) Section 10 of the Parent Guarantee, (C) Sections 4.2, 4.3(a), 4.4, 5.2 or 6.4(a) of the Parent Security Agreement, or (D) Section 5 of the Parent Pledge Agreement,
(ii) the Company shall default in the performance of or compliance with any term contained in (A) Sections 1 through 12, 14, 15, 16 or 18 through 26 of Schedule III, (B) Sections 4.2, 4.3(a), 4.4, 5.2 or 6.4(a) of the Company Security Agreement, (C) Sections 2, 3, 4, 6, 7, 9, 10 and 12 of any Company Mortgage or (D) Section 5 of the Company Pledge Agreement, (iii) Subsidiary Guarantor shall default in the performance of or compliance with Section 10 contained in the Subsidiaries Guarantee or (iv) any Subsidiary shall default in the performance of or compliance with any term contained in Sections 4.2, 4.3(a), 4.4, 5.2 or 6.4(a) of the Subsidiaries Security Agreement to which it is a party, or

          (c) the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor shall default in the performance of or compliance with any term contained in any Operative Agreement (other than the Note Agreements and the Credit Agreement and other than those referred to above) and such default shall not have been remedied within 30 days after the earlier of (i) such failure first became known to any Responsible Officer of the Company, the Parent, such Restricted Subsidiary or such Subsidiary Guarantor or (ii) written notice thereof having been received by the Company, the Parent, such Restricted Subsidiary or such Subsidiary Guarantor from any Credit Provider; or

          (d) any representation or warranty made (or deemed made) by or on behalf of the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor in any of the Operative Agreements (other than the Note Agreements and the Credit Agreement) or in any instrument furnished in compliance with or in connection with any Operative Agreement (other than the Note Agreements and the Credit Agreement) or otherwise made in connection with the transactions contemplated by the Operative Agreements shall prove to have been false or incorrect in any material respect on the date as of which made; or

          (e) the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor shall default (as principal or guarantor or other surety) in the payment of any principal of, or premium or interest on, (x) the Senior Notes or the Loans, or (y) any other Debt (other than the Note Agreements and the Credit Agreement) which is outstanding and in the case of this clause (y), in an aggregate principal amount of at least $5,000,000, or if any event shall occur or condition shall exist in respect of any such Senior Notes or Loans or such other Debt or under any evidence of any such Senior Notes or Loans or such other Debt or of any mortgage, indenture or other agreement evidencing, securing or relating thereto the effect of which is to cause (or to permit one or more Persons, or a trustee or agent on behalf thereof to cause) such Senior Notes or Loans or other Debt to become due before its stated maturity or before its regularly scheduled dates of payment, and such default, event or condition shall continue for more than the period of grace, if any, specified therein; or

          (f) the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor shall (i) be generally not paying its debts as they become due, (ii) file, or consent by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, (iii) make an assignment for the benefit of its creditors, (iv) consent to the appointment of a custodian, receiver, trustee or other officer with similar powers of itself or of any substantial part of its property, (v) be adjudicated insolvent or (vi) take corporate action for the purpose of any of the foregoing; or

          (g) a court or governmental authority of competent jurisdiction shall enter an order appointing, without consent by the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor, as the case may be, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or if an order for relief shall be entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor, or if any petition for any such relief shall be filed against the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor and such petition shall not be dismissed within 60 days; or

          (h) (i) fines and/or penalties relating to Environmental Laws shall be imposed and/or (ii) a final judgment or judgments shall be rendered, in any such case against the Company or any of its Restricted Subsidiaries for the payment of money in excess of $5,000,000 in the aggregate, and such fines and/or penalties and/or judgments shall not be paid or otherwise discharged or execution thereon stayed pending appeal within 30 days after entry thereof (or, if later, when the same becomes due and payable in accordance with the terms thereof), or, in the event of such a stay, such fines and/or penalties and/or judgments shall not be paid or otherwise discharged within 60 days after such stay expires; or

          (i) any authorization, approval, consent, license or exemption necessary for the enforceability of any of the Operative Agreements or necessary for the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor to comply with its obligations under any Operative Agreement or otherwise necessary to conduct their respective businesses is revoked, withheld or modified or fails to remain in full force and effect; or the validity of any Operative Agreement is contested or denied by any of the Company, the Parent, any of its Restricted Subsidiaries or any Subsidiary Guarantor; or any Security Document ceases to constitute a valid and perfected Lien on the Collateral purported to be subject thereto or the Collateral Agent does not have, or ceases to have, valid and perfected Liens on any part of the Collateral securing all of the Obligations, or any such Lien shall no longer have the effect or priority purported to be created thereby; or

          (j) the Company ceases to be a wholly-owned Subsidiary of the Parent; or

          (k) the Parent Guarantee or any Subsidiaries Guarantee shall become invalid or unenforceable or shall otherwise cease to be in full force and effect as a result of any action taken by the Parent or any Subsidiary Guarantor or the Parent or such Subsidiary Guarantor disavows its obligations under the Parent Guarantee or Subsidiaries Guarantee.

                                                     EXHIBIT 10(ii) 3.

                                                   CONFORMED COPY


=======================================================================





                       MASTER COLLATERAL

                              AND

                    INTERCREDITOR AGREEMENT






                  Dated as of October 24, 1995






                             Among

                Certain Participating Creditors

                               of

                         IT CORPORATION

                              and

                         CHEMICAL BANK,
                      as Collateral Agent


=======================================================================

                        TABLE OF CONTENTS

                                                              Page


                            ARTICLE I

                           DEFINITIONS . . . . . . . . . . . .  2
     Section 1.1  Definitions of Certain Terms . . . . . . . .  2
     Section 1.2  Terms Generally. . . . . . . . . . . . . . .  5

                            ARTICLE II

                 ACTS OF PARTICIPATING CREDITORS;
                      AMOUNTS OF OBLIGATIONS . . . . . . . . .  5
     Section 2.1  Acts of Participating Creditors. . . . . . .  5
     Section 2.2  Determination of Amounts of Obligations. . .  5
     Section 2.3  Restrictions on Actions. . . . . . . . . . .  6

                           ARTICLE III

                    DUTIES OF COLLATERAL AGENT . . . . . . . .  7
     Section 3.1  Notices to Participating Creditors . . . . .  7
     Section 3.2  Actions Under Security Documents . . . . . .  7
     Section 3.3  Meetings; Voting . . . . . . . . . . . . . .  7
     Section 3.4  Records. . . . . . . . . . . . . . . . . . .  8

                            ARTICLE IV

            PROCEEDS RECEIVED UNDER SECURITY DOCUMENTS . . . .  8
     Section 4.1  Collateral Accounts. . . . . . . . . . . . .  8
     Section 4.2  Application of Proceeds. . . . . . . . . . . 10
     Section 4.3  Time of Payments . . . . . . . . . . . . . . 12
     Section 4.4  Application of Amounts Not Distributable . . 12
     Section 4.5  Investment of Amounts in Collateral Accounts 12
     Section 4.6  Liquidity Cash Collateral Account. . . . . . 13

                            ARTICLE V

                 CONCERNING THE COLLATERAL AGENT . . . . . . . 14
     Section 5.1  Appointment of Collateral Agent. . . . . . . 14
     Section 5.2  Limitations on Responsibility of Collateral
                  Agent. . . . . . . . . . . . . . . . . . . . 14
     Section 5.3  Reliance by Collateral Agent; Indemnity
                  Against Liabilities; etc. . . . . . . . . .  15
     Section 5.4  Resignation or Removal of the Collateral
                  Agent. . . . . . . . . . . . . . . . . . . . 16
     Section 5.5  Expenses and Indemnification by Borrower . . 16
     Section 5.6  Expenses and Indemnification by Lenders and
                  Purchasers. . . . . . . . . . . . . . . . .  17

                            ARTICLE VI

                  REPRESENTATIONS AND WARRANTIES . . . . . . . 17
                           ARTICLE VII

                    INTERCREDITOR ARRANGEMENTS . . . . . . . . 18
     Section 7.1  Security Interests . . . . . . . . . . . . . 18
     Section 7.2  Turnover of Collateral and Certain Payments. 18
     Section 7.3  Setoffs. . . . . . . . . . . . . . . . . . . 19
     Section 7.4  Amendment of Certain Provisions of the
                  Credit Agreement and the Purchase Agreement. 20
     Section 7.5  Waivers, Amendments and Consents . . . . . . 21
     Section 7.6  Release of Collateral and Guarantees . . . . 21
     Section 7.7  Additional Collateral. . . . . . . . . . . . 22
     Section 7.8  Purchase of Collateral . . . . . . . . . . . 22
     Section 7.9  Further Assurances, etc. . . . . . . . . . . 23
     Section 7.10  Solicitations . . . . . . . . . . . . . . . 23

                           ARTICLE VIII

                     APPROVAL BY THE GRANTORS. . . . . . . . . 23

                            ARTICLE IX

                          MISCELLANEOUS. . . . . . . . . . . . 24
     Section 9.1  No Individual Action . . . . . . . . . . . . 24
     Section 9.2  Successors and Assigns . . . . . . . . . . . 24
     Section 9.3  Notices. . . . . . . . . . . . . . . . . . . 25
     Section 9.4  Termination. . . . . . . . . . . . . . . . . 25
     Section 9.5  APPLICABLE LAW . . . . . . . . . . . . . . . 25
     Section 9.6  Modification of Agreement. . . . . . . . . . 25
     Section 9.7  Waiver of Rights . . . . . . . . . . . . . . 26
     Section 9.8  Severability . . . . . . . . . . . . . . . . 26
     Section 9.9  Counterparts . . . . . . . . . . . . . . . . 26
     Section 9.10  Section Headings. . . . . . . . . . . . . . 26
     Section 9.11  Complete Agreement. . . . . . . . . . . . . 26

                    MASTER COLLATERAL AND INTERCREDITOR
               AGREEMENT dated as of October 24, 1995, among the Participating Creditors (as defined below), and Chemical Bank, as collateral agent (the "Collateral Agent") for the Participating
Creditors.


          A. The Lenders (such term, and the other capitalized terms used in this preliminary statement, having the meanings hereinafter referred to) have agreed to extend credit in an aggregate principal amount of up to $60,000,000 to IT Corporation, a California corporation (the "Borrower"), pursuant to the Credit Agreement dated as of October 24, 1995 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrower, the financial institutions party thereto as lenders (the "Lenders"), and Chemical Bank, as administrative agent for the Lenders (in such capacity, the "Administrative Agent", and together with the Lenders and the Issuing Bank, the "Credit Agreement Creditors").

          B. The Purchasers have agreed to purchase $65,000,000 aggregate principal amount of 8.67% Guaranteed Senior Secured Notes of the Borrower due October 30, 2003 (the "Senior Notes") pursuant to the several Note Purchase Agreements dated as of October 24, 1995 (as amended and in effect from time to time, the "Note Purchase Agreements"), among the Borrower and the respective financial institutions party thereto as purchasers (collectively, the "Purchasers").

          C. Pursuant to the Credit Agreement and the Note Purchase Agreements, (i) the Grantors are entering into certain Security Documents, under which the Grantors are granting to the Collateral Agent, for the ratable benefit of the Participating Creditors, a Lien on and first priority perfected security interest in certain properties and assets of the Grantors to secure the Obligations, and (ii) the Guarantors are entering into the Guarantee Agreements under which the Guarantors are guaranteeing the Obligations.

          D. To induce the Purchasers to purchase the Senior Notes pursuant to the Note Purchase Agreements, each of the Credit Agreement Creditors is willing to enter into this Agreement. To induce each of the Lenders and the Issuing Bank to extend credit to the Borrower pursuant to the Credit Agreement, each of the Purchasers is willing to enter into this Agreement. In extending credit to the Borrower and in entering into this Agreement, each of the Credit Agreement Creditors is relying on the undertakings of each of the Purchasers as set forth herein. In purchasing the Senior Notes and in entering into this Agreement, each of the Purchasers is relying on the undertakings of each of the Credit Agreement Creditors as set forth herein.

          E. Each of the Participating Creditors desires to provide for their respective rights in respect of the Collateral and certain collections from the Grantors and the Guarantors and to make certain other commitments and undertakings in connection with the Credit Agreement, the Note Purchase Agreements, the Security Documents, the Guarantees, the Obligations incurred by the Grantors and the Guarantors under such agreements and the rights of the Participating Creditors under such agreements.

          Accordingly, each of the Participating Creditors and the Collateral Agent hereby agrees as follows:


                            ARTICLE I

                           DEFINITIONS

          Section 1.1 Definitions of Certain Terms. As used herein, unless otherwise defined herein, all terms defined in the Schedule I to the Credit Agreement and the Note Purchase Agreements shall be used herein as therein defined, and the following terms shall have the meanings set forth below:

          "Actionable Default" shall mean any Event of Default under and as defined in the Credit Agreement or any Event of Default under and as defined in any Note Purchase Agreement.

          "Collateral Accounts" shall have the meaning set forth in
Section 4.1.

          "Credit Agreement Collateral Account" shall have the meaning set forth in subsection 4.1(a).

          "Grantors" shall mean the Parent, the Borrower and each subsidiary thereof that is or becomes a party to any Security Document.

          "Letter of Credit Disbursement" shall mean a payment or disbursement made by the Issuing Bank pursuant to a Letter of Credit.

          "Liquidity Account Triggering Event" shall have the meaning set forth in Section 4.6.

          "Lockbox Collections" shall have the meaning set forth in
Section 4.6.

          "L/C Creditors" shall mean the Issuing Bank and the Lenders that hold participations in Letters of Credit.

          "Majority Creditors" shall mean Participating Creditors holding (a) Voting Credit Agreement Obligations representing a majority of the Voting Credit Agreement Obligations and (b) Voting Purchase Agreement Obligations representing a majority of the Voting Purchase Agreement Obligations, each voting as a separate class, provided that at any time that (i) an Actionable Default has occurred and is continuing and the Outstanding Senior Notes have been declared due and payable pursuant to the acceleration provisions of the Note Purchase Agreements,
(ii) no amount of Loans is outstanding at such time, no amount of interest payable under the Credit Agreement is unpaid at such time, no Letters of Credit are outstanding, no fees, premiums, Reimbursement Obligations, expenses or any other obligations are payable to the Credit Agreement Creditors or the Administrative Agent under or in connection with any Operative Agreement, and (iii) no agreement, amendment or waiver has been entered into pursuant to which the Credit Agreement Creditors will extend credit under the Credit Agreement, Majority Creditors shall at such time be determined only by reference to clause
(b) of this definition.

          "Notice of Actionable Default" shall mean a notice delivered by any Participating Creditor or the Borrower to the Collateral Agent, stating that an Actionable Default has occurred. A Notice of Actionable Default shall be deemed to have been given when the notice referred to in the preceding sentence has actually been received by the Collateral Agent and shall be deemed to have been rescinded when the Collateral Agent has received satisfactory evidence that such Actionable Default has been cured or when such Actionable Default has been effectively waived in accordance with this Agreement. A Notice of Actionable Default shall be deemed to be outstanding at all times after such Notice has been given until such time, if any, as such Notice has been rescinded.
          "Obligations" shall mean all obligations defined as "Obligations" in the Security Documents.

          "Outstanding Credit Agreement Obligations" shall mean, at any time, the sum (without duplication) of (a) the aggregate principal amount of the loans outstanding at such time and the aggregate amount of accrued and unpaid interest thereon at such time, (b) the aggregate amount of all Letter of Credit Disbursements not yet reimbursed to the L/C Creditors and accrued and unpaid interest thereon at such time, (c) the aggregate amount of accrued and unpaid fees payable to the Credit Agreement Creditors, or any of them, under or in connection with the Credit Agreement, and (d) the aggregate amount of all other monetary obligations of the Borrower, the Guarantors and the Grantors that are accrued and owing at such time to the Credit Agreement Creditors or any of them under the Credit Agreement and the Security Documents, including indemnification and expense reimbursement obligations and any premium payable pursuant to subsection 2.4(b) of the Credit Agreement (but excluding any Unfunded L/C Exposure).

          "Outstanding Obligations" shall mean, at any time, the sum of
(a) the Outstanding Credit Agreement Obligations at such time, (b) the Outstanding Purchase Agreement Obligations at such time and (c) the Unfunded L/C Exposure at such time.

          "Outstanding Premium Obligations" shall mean, at any time, the sum (without duplication) of (a) the aggregate amount of premium payable pursuant to subsection 2.4(b) of the Credit Agreement, if any, and (b) the aggregate Make-Whole Amount payable, if any.

          "Outstanding Purchase Agreement Obligations" shall mean, at any time, the sum (without duplication) of (a) the aggregate outstanding principal amount of the Outstanding Senior Notes at such time and the aggregate amount of accrued and unpaid interest thereon at such time and
(b) the aggregate amount of all other monetary obligations of the Borrower, the Guarantors and the Grantors that are accrued and owing at such time to the Purchasers or any of them under the Note Purchase Agreements and the Security Documents, including indemnification and expense reimbursement obligations and premium, including Make-Whole Amount, if any.

          "Outstanding Senior Notes" shall mean, at any time, the Senior Notes then outstanding (other than any Senior Notes held by the Parent or any of its Affiliates).

          "Participating Creditors" shall mean the Credit Agreement Creditors and the Noteholders and their respective successors and permitted assigns under the Credit Agreement or the Note Purchase
Agreements, as the case may be.

          "Payment Default" shall mean any Default arising from a failure to pay any of the Outstanding Credit Agreement Obligations or Outstanding Purchase Agreement Obligations when and as due, but only if such Obligations that have not been paid include principal, interest, premium, Make-Whole Amount, fees or unreimbursed Letter of Credit Disbursements.

          "Premium Collateral Account" shall have the meaning set forth in subsection 4.1(a).

          "Purchase Agreement Collateral Account" shall have the meaning set forth in subsection 4.1(a).

          "Special Collateral Account" shall have the meaning set forth in subsection 7.2(b).

          "Unfunded L/C Exposure" shall mean, at any time, the aggregate undrawn amount of all outstanding Letters of Credit at such time.

          "Voting Actions" shall mean (a) all amendments and modifications to, and waivers of any provisions of, and consents granted under, any of the Security Documents and (b) any action hereunder that requires the direction or consent of the Majority Creditors as set forth herein.

          "Voting Credit Agreement Obligations" shall mean, at any time,
(a) the aggregate principal amount of the Loans outstanding at such time, (b) the Unfunded L/C Exposure at such time, (c) the aggregate amount of unreimbursed Letter of Credit Disbursements at such time and
(d) the aggregate unused amount of the Commitments in effect at such time.

          "Voting Obligations" shall mean the Voting Credit Agreement Obligations and the Voting Purchase Agreement Obligations.

          "Voting Purchase Agreement Obligations" shall mean, at any time, the aggregate outstanding principal amount of the Outstanding Senior Notes at such time.

          Section 1.2 Terms Generally. The definitions in Section 1.1 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles and Sections shall be deemed references to Articles and Sections of this Agreement unless the context shall otherwise require. Capitalized terms used herein and not defined shall have the meanings set forth in the Uniform Definitions attached as Schedule I hereto.


                            ARTICLE II

                 ACTS OF PARTICIPATING CREDITORS;
                      AMOUNTS OF OBLIGATIONS

          Section 2.1 Acts of Participating Creditors. Any request, demand, authorization, direction, notice, consent, waiver or other action permitted or required by this Agreement to be given or taken by the Participating Creditors or any portion thereof (including the Majority Creditors) may be and, at the request of the Collateral Agent, shall be embodied in and evidenced by one or more instruments reasonably satisfactory in form to the Collateral Agent and signed by or on behalf of such persons and, except as otherwise expressly provided in any such instrument, any such action shall become effective when such instrument or instruments shall have been delivered to the Collateral Agent. The instrument or instruments evidencing any action (and the action embodied therein and evidenced thereby) are sometimes referred to herein as an "Act" of the persons signing such instrument or instruments. The Collateral Agent shall be entitled to rely absolutely upon an Act of any Participating Creditor if such Act purports to be taken by or on behalf of such Participating Creditor, and nothing in this Section 2.1 or elsewhere in this Agreement shall be construed to require any Participating Creditor to demonstrate that it has been authorized to take any action which it purports to be taking, the Collateral Agent being entitled to rely conclusively, and being fully protected in so relying, on any Act of such Participating Creditor.

          Section 2.2 Determination of Amounts of Obligations. Whenever the Collateral Agent is required to determine the existence or amount of any of the Outstanding Obligations or Voting Obligations or any portion thereof or the existence of any Actionable Default or Payment Default for any purposes of this Agreement, it shall be entitled to make such determination on the basis of one or more certificates of any Participating Creditor (with respect to the Obligations owed to such Participating Creditor) or the Administrative Agent (with respect to the Obligations owed to the Credit Agreement Creditors, or any of them); provided, however, that if, notwithstanding the request of the Collateral Agent, any Participating Creditor shall fail or refuse within five business days of such request to certify as to the existence or amount of any Outstanding Obligations or Voting Obligations or any portion thereof owed to it or the existence of any Actionable Default or Payment Default, the Collateral Agent shall be entitled to determine such existence or amount by such method as the Collateral Agent may, in its sole discretion, determine, including by reliance upon a certificate of the Borrower; provided, further, however, that, promptly following determination of any such amount pursuant to the foregoing proviso, the Collateral Agent shall notify such Participating Creditor of such determination and thereafter shall correct any error that such Participating Creditor brings to the attention of the Collateral Agent. The Collateral Agent may rely conclusively, and shall be fully protected in so relying, on any determination made by it in accordance with the provisions of the preceding sentence (or as otherwise directed by a court of competent jurisdiction) and shall have no liability to the Borrower or any other Grantor or Guarantor, any Participating Creditor or any other person as a result of any action taken by the Collateral Agent based upon such determination prior to receipt of notice of any error in such determination. Upon any request of the Collateral Agent, the Borrower will, and by countersigning this Agreement the Borrower agrees to, as promptly as practicable furnish a certificate to the Collateral Agent as to the existence or amount of any Outstanding Obligation or Voting Obligation or as to the existence of any Actionable Default or Payment Default. For all purposes of this Agreement to the extent any Outstanding Obligation has been taken into account for purposes of determining the amount to which any Participating Creditor is entitled in any distribution hereunder, any guarantee of such Outstanding Obligation which is itself an Outstanding Obligation shall not be taken into account for such purpose.

          Section 2.3 Restrictions on Actions. Each Participating Creditor agrees that, as long as any Outstanding Obligations exist, the provisions of this Agreement shall provide the exclusive method by which any Participating Creditor may exercise rights and remedies under the Security Documents. Therefore, each Participating Creditor shall, for the mutual benefit of all Participating Creditors, except as permitted under this Agreement:

          (a) refrain from taking or filing any action, judicial or otherwise, to enforce any rights or pursue any remedies under the Security Documents, except for delivering notices hereunder; and

          (b) refrain from exercising any rights or remedies under the Security Documents which may be exercisable as a result of an Actionable Default;

provided, however, that the foregoing shall not prevent (i) any Participating Creditor from imposing a default rate of interest in accordance with the Credit Agreement or the Note Purchase Agreements, as applicable, (ii) a Participating Creditor from raising any defenses in any action in which it has been made a party defendant or has been joined as a third party, except that the Collateral Agent may direct and control any defense to the extent directly relating to the Collateral or any one or more of the Security Documents, subject to and in accordance with the provisions of this Agreement, or (iii) a Participating Creditor from exercising its rights and remedies as a general creditor in accordance with the Operative Agreements and applicable law, including the right to accelerate any Obligations owed to such Participating Creditor, commence legal proceedings to collect any Outstanding Obligation due and payable to such Participating Creditor and remaining unpaid, to obtain a judgment and to enforce such judgment, in each case to the same extent as if such Participating Creditor were an unsecured creditor.

                           ARTICLE III

                    DUTIES OF COLLATERAL AGENT

          Section 3.1 Notices to Participating Creditors. The Collateral Agent shall promptly notify each Participating Creditor in the event it shall receive any Notice of Actionable Default or certificate rescinding a Notice of Actionable Default or any request by any party hereto or by the Borrower or any Grantor or Guarantor for any consent, waiver or amendment with respect hereto or any other Operative Agreement.

          Section 3.2 Actions Under Security Documents. (a) The Collateral Agent shall not be obligated to take any action under this Agreement or any of the Security Documents except for the performance of such duties as are specifically set forth herein or therein. Subject to the provisions of Article V, the Collateral Agent shall take any action under or with respect to the Security Documents which is requested by the Majority Creditors and which is not inconsistent with or contrary to the provisions of this Agreement or the Operative Agreements. At any time when a Notice of Actionable Default shall have been given and shall be outstanding, the Collateral Agent shall, subject in all cases to the provisions of Article V, exercise or refrain from exercising all such rights, powers and remedies as shall be available to it under the Security Documents or any of them in accordance with any written instructions received from the Majority Creditors. Absent written instructions from the Majority Creditors at a time when a Notice of Actionable Default shall be outstanding, the Collateral Agent may take, but shall have no obligation to take, any and all such actions under the Security Documents or any of them or otherwise as it shall deem to be in the best interests of the Participating Creditors in order to maintain the Collateral and protect and preserve the Collateral and the rights of the Participating Creditors; provided, however, that, except as provided in paragraph (b) below or the last sentence of subsection 5.3(d), in the absence of written instructions (which may relate to the exercise of specific remedies or to the exercise of remedies in general) from the Majority Creditors the Collateral Agent shall not foreclose any Lien on the Collateral or exercise any other remedies available to it under any Security Documents with respect to the Collateral or any part thereof.

          (b) If the Collateral Agent has requested instructions from the Majority Creditors at a time when a Notice of Actionable Default shall be outstanding and the Majority Creditors have not responded to such request within 30 days thereafter, the Collateral Agent may take, but shall have no obligation to take, any and all actions under the Security Documents or any of them or otherwise, including foreclosure of any Lien or any other exercise of remedies, as the Collateral Agent, in good faith, shall determine to be in the interests of the Participating Creditors and to maximize both the value of the Collateral and the present value of the recovery by each of the Participating Creditors on the Outstanding Obligations; provided, however, that, if instructions are thereafter received from the Majority Creditors, then the actions of the Collateral Agent shall be subject to paragraph (a) above.

          Section 3.3 Meetings; Voting. (a) When the Collateral Agent receives a Notice of Actionable Default, the Collateral Agent shall give prompt notice thereof to the Participating Creditors and, upon the request of any Participating Creditor, shall schedule a meeting of all Participating Creditors to be held at the offices of the Collateral Agent, or another mutually convenient place, provided that any Participating Creditor may participate by telephone.

          (b) Whenever it is necessary to take any Voting Action, the Collateral Agent shall notify each Participating Creditor entitled to participate therein of the proposed Voting Action, shall collect instructions from the Participating Creditors regarding such Voting Action and shall notify all Participating Creditors entitled to participate in such Voting Action of the results thereof.
          Section 3.4 Records. The Collateral Agent shall maintain records regarding Voting Actions, determinations of the amounts of the Outstanding Obligations and Voting Obligations for any purpose, the allocation of deposits to the Collateral Accounts and any distributions therefrom. The information contained in such records shall be made available to any Participating Creditor upon request.


                            ARTICLE IV

            PROCEEDS RECEIVED UNDER SECURITY DOCUMENTS

          Section 4.1 Collateral Accounts. (a) The Collateral Agent shall establish and maintain at its principal banking office in New York City three accounts into which it shall deposit all amounts received by it in its capacity as Collateral Agent (and not in any other capacity) in respect of the Collateral or pursuant to enforcement of the Guarantee Agreements upon a Payment Default or Actionable Default, including all monies received on account of any sale of or other realization upon any of the Collateral pursuant to any Security Document; provided, however, that notwithstanding any other provision of this Agreement, amounts which Chemical Bank shall receive on account of the Outstanding Credit Agreement Obligations in its capacity as Administrative Agent, and not through enforcement of the Guarantee Agreements upon an Actionable Default or through the sale of or other realization upon any Collateral as provided herein and in the Security Documents, shall be distributed by it in accordance with the provisions of the Credit Agreement and shall not be deposited in the Collateral Accounts except as set forth in subsection 4.6. One of the three accounts referred to in the preceding sentence shall be established and maintained for the benefit of the Credit Agreement Creditors (the "Credit Agreement Collateral Account"), the second such account shall be established and maintained for the benefit of the Purchasers (the "Purchase Agreement Collateral Account") and the third such account shall be established and maintained for the benefit of the Credit Agreement Creditors and the Purchasers in respect of the Outstanding Premium Obligations, if any (the "Premium Collateral Account"; together with the Credit Agreement Collateral Account and the Purchase Agreement Collateral Account, the "Collateral Accounts"). All amounts deposited in the respective Collateral Accounts shall be held by the Collateral Agent subject to the terms hereof and of the Security Documents, it being understood that any such amounts may be released to any Grantor to the extent required by any of the Security Documents (any amounts so released to be released from the respective Collateral Accounts pro rata in accordance with the aggregate amounts deposited in such accounts during the term of this Agreement). The Borrower, the Grantors and the Guarantors shall have no rights with respect to, and the Collateral Agent shall have exclusive dominion and control over, the Collateral Accounts.

          (b)  Except as set forth in subsections 4.1(d), (e), (f) and
(g), all amounts which the Collateral Agent is required at any time to deposit in the respective Collateral Accounts pursuant to subsection 4.1(a) shall be first allocated between, and deposited in, the Credit Agreement Collateral Account and the Purchase Agreement Collateral Account, pro rata in accordance with the respective aggregate amounts at such time of (i) the sum of the Outstanding Credit Agreement Obligations (less any Outstanding Premium Obligations otherwise included therein) plus the amount of the Unfunded L/C Exposure, in the case of the Credit Agreement Collateral Account, and (ii) the Outstanding Purchase Agreement Obligations (less any Make-Whole Amount), in the case of the Purchase Agreement Collateral Account, and second, after the amount in each of such Accounts equals such respective aggregate amounts of (i) the sum of the Outstanding Credit Agreement Obligations (less any Outstanding Premium Obligations otherwise included therein) plus the amount of the Unfunded L/C Exposure and (ii) Outstanding Purchase Agreement Obligations (less any Make-Whole Amount), deposited in the Premium Collateral Account.

          (c) The Collateral Agent shall establish a sub-account in the Credit Agreement Collateral Account in respect of Outstanding Credit Agreement Obligations (other than Unfunded L/C Exposure or any Outstanding Premium Obligations otherwise included therein) and in respect of each outstanding Letter of Credit. All amounts deposited in the Credit Agreement Collateral Account shall be allocated between, and deposited in, the respective sub-accounts therein pro rata in accordance with (i) the amount of such Outstanding Credit Agreement Obligations (other than Unfunded L/C Exposure or any Outstanding Premium Obligations otherwise included therein) and the portions of the Unfunded L/C Exposure represented by each such Letter of Credit. If, on or after the date on which any funds are deposited in the Letter of Credit Collateral Account pursuant to subsection 4.1(b), any Letter of Credit is drawn upon by the beneficiary thereof, the Collateral Agent shall, upon the written request of the Administrative Agent, apply any funds in the sub-account of the Credit Agreement Collateral Account related to such Letter of Credit to the reimbursement of such Letter of Credit Disbursement, including any taxes, fees, charges or other costs or expenses related thereto, as if such reimbursement were being made by the Borrower pursuant to the Credit Agreement.

          (d) At the time of any expiration or cancellation of any outstanding Letter of Credit, or any other reduction in the amount of Unfunded L/C Exposure thereunder (other than as a result of a Letter of Credit Disbursement), the amount of funds in the sub-account with respect to such Letter of Credit (or, in the case of any partial reduction in the amount of Unfunded L/C Exposure thereunder, a pro rata portion of such funds) shall be released from such sub-account, and the funds so released shall be allocated between, and deposited in, the Credit Agreement Collateral Account, the Purchase Agreement Collateral Account and the Premium Collateral Account in the proportions and in the order set forth in subsection 4.1(b).

          (e) The Collateral Agent shall have the right at any time and from time to time to apply any amounts in the Collateral Accounts to the payment of the out-of-pocket costs and expenses (including reasonable attorney fees and disbursements) incurred by the Collateral Agent in administering and carrying out its obligations under this Agreement or any of the Security Documents, in exercising or attempting to exercise any right or remedy hereunder or thereunder or in taking possession of, protecting, preserving or disposing of any item of Collateral, and all amounts against or for which the Collateral Agent is to be indemnified or reimbursed hereunder (excluding any such costs, expenses or amounts which have theretofore been reimbursed) until all of such costs, expenses and amounts have been paid in full; provided, however, that any such application shall be allocated first to the Premium Collateral Account and then, as between the Credit Agreement Collateral Account (provided that the aggregate amounts deposited in the Credit Agreement Collateral Account shall be deemed to have been reduced by any amounts released from such Account pursuant to subsection 4.1(d)) and the Purchase Agreement Collateral Account ratably in accordance with the aggregate amounts deposited in such Accounts during the term of this Agreement. The Collateral Agent shall reimburse any Credit Agreement Creditor or Noteholder, as the case may be, prior to applying any amounts in the Collateral Accounts pursuant to Section 4.2 for any and all losses with respect to any amounts expended with respect to any indemnity provided in accordance with subsection 5.3(e) by such Credit Agreement Creditor or Noteholder by application of funds in the Collateral Accounts in the same manner as provided in the proviso to the preceding sentence.

          (f) For purposes of determining allocations and deposits of funds (but not distributions of funds) pursuant to this Section 4.1 and
Section 4.2, any Outstanding Obligations shall be deemed to be reduced by the amount, if any, held by the Collateral Agent in the Collateral Account (or sub-account therein) from which distributions are to be paid in respect of such Outstanding Obligation (it being understood that such reduction shall be for the purpose of determining allocations and deposits of funds and shall not reduce actual Outstanding Obligations).

          Section 4.2 Application of Proceeds. (a) All amounts deposited in the Credit Agreement Collateral Account shall be applied in the following order of priority:

          First, to the payment of all Outstanding Credit Agreement Obligations that consist of costs and expenses incurred in connection with the enforcement or protection of the rights of the Credit Agreement Creditors;

          Second, to the Credit Agreement Creditors pro rata in accordance with the aggregate amounts of the Outstanding Credit
Agreement Obligations (less any amount payable pursuant to subsection 2.4(b) of the Credit Agreement) at such time, until the Outstanding Credit Agreement Obligations (less any amount payable pursuant to subsection 2.4(b) of the Credit Agreement) shall have been paid in full;

          Third, if there is any Unfunded L/C Exposure, to the sub-accounts in the Credit Agreement Collateral Account in respect of the related Letters of Credit until the amount on deposit in such sub-accounts is equal to the aggregate amount of Unfunded L/C Exposure;

          Fourth, if there are any Outstanding Purchase Agreement
Obligations, to the Purchase Agreement Collateral Account until the amount on deposit in such account is equal to the aggregate amount of such Outstanding Purchase Agreement Obligations;

          Fifth, if there are any Outstanding Premium Obligations, to the Premium Collateral Account; and

          Sixth, the balance, if any, to the Borrower or such other person or persons as shall be entitled thereto.

          (b)  All amounts deposited in the Purchase Agreement
Collateral Account shall be applied in the following order of priority:

          First, to the payment of all Outstanding Purchase Agreement Obligations that consist of costs and expenses incurred in connection with the enforcement or protection of the rights of the Purchasers;

          Second, to the Purchasers pro rata in accordance with the aggregate amounts of the Outstanding Purchase Agreement Obligations (less any Make-Whole Amount) until the Outstanding Purchase Agreement Obligations (less any Make-Whole Amount) shall have been paid in full;

          Third, if there are any Outstanding Credit Agreement Obligations, or if there is any Unfunded L/C Exposure, or if the Lenders shall have any remaining commitments to lend in respect of or to participate in the issuance of Letters of Credit under the Credit Agreement, to the Credit Agreement Collateral Account and the Letter of Credit Collateral Account pro rata in accordance with the respective amounts of such Outstanding Obligations until the amounts on deposit in such accounts are equal to the respective aggregate amounts of such Outstanding Credit Agreement Obligations and such Unfunded L/C Obligations;

          Fourth, if there are any Outstanding Premium Obligations, to the Premium Collateral Account; and

          Fifth, the balance, if any, to the Borrower or such other person or persons as shall be entitled thereto.

          (c) All amounts deposited in the Premium Collateral Account shall be applied in the following order of priority:

          First, to the payment of all Outstanding Premium Obligations, if any, pro rata to the Credit Agreement Creditors and the Purchasers according to the respective amounts owing to each;

          Second, if there are any Outstanding Credit Agreement Obligations or Outstanding Purchase Agreement Obligations, or if there is any Unfunded L/C Exposure, or if the Lenders shall have any remaining commitments to lend or to participate in the issuance of Letters of Credit under the Credit Agreement, to the Credit Agreement Collateral Account, the Purchase Agreement Collateral Account and the Letter of Credit Collateral Account pro rata in accordance with the respective amounts of such Outstanding Obligations; and

          Third, the balance, if any, to the Borrower or such other person or persons as shall be entitled thereto.

          (d) Each Participating Creditor agrees that, notwithstanding any provision of this Agreement or the other Operative Agreements, any sums and amounts received by such Participating Creditor pursuant to this Section shall be applied to the payment of its Outstanding Obligations as follows: first, to the payment of all Outstanding Obligations owed to such Participating Creditor, other than principal, interest and obligations in respect of reimbursement of Letter of Credit Disbursements; second, to the payment of all Outstanding Obligations owed to such Participating Creditor consisting of accrued interest; third, to the payment of all Outstanding Obligations owed to such Participating Creditor consisting of principal and obligations in respect of reimbursement of Letter of Credit Disbursements; and last, to the payment of Outstanding Premium Obligations, if any, owed to such Participating Creditor.

          Section 4.3 Time of Payments. Unless the Collateral Agent shall have received written instructions from the Majority Creditors as to the times at which any amounts are to be distributed pursuant to
Section 4.2, all distributions under Section 4.2 shall be made at such times as the Collateral Agent shall in its reasonable discretion determine to be as soon as practicable, subject to Section 4.4; provided that any distributions from the Credit Agreement Collateral Account and the Purchase Agreement Collateral Account shall be made substantially simultaneously.

          Section 4.4 Application of Amounts Not Distributable. If any Participating Creditor shall inform the Collateral Agent that there is no provision under the Credit Agreement or Note Purchase Agreements, as the case may be, for the application of amounts which are to be distributed to the parties to such Agreement pursuant to Section 4.2 (whether by virtue of the applicable Outstanding Obligations thereunder not being then due and payable or otherwise) or for the holding of such amounts by or on behalf of such parties pending application thereof, then the Collateral Agent shall invest the amounts in the applicable Collateral Account in investments permitted by Section 4.5 and shall hold such amounts, and all proceeds of such investments in such Collateral Account for the benefit of such Participating Creditor until such Participating Creditor shall request the delivery thereof by the Collateral Agent for application against such Outstanding Obligations or shall notify the Collateral Agent that such Outstanding Obligations have been paid.

          Section 4.5 Investment of Amounts in Collateral Accounts. Pending the disbursement thereof pursuant to the terms of this Agreement, all amounts in the Collateral Accounts shall (to the extent the Collateral Agent deems practical) be invested by the Collateral Agent in Cash Equivalents. Any reduction in such amounts so invested resulting from a reduction in the value of such Cash Equivalents shall not be deemed to reduce any Outstanding Obligations or to give rise to any claim or right by any party. The Collateral Agent shall, to the extent that the timing of distributions to be made from any Collateral Account is known or can be reasonably anticipated, select Cash Equivalents for such Collateral Account that mature prior to the anticipated date of any distribution to be made from such Collateral Account. The Collateral Agent shall not discriminate between Collateral Accounts in the selection of Cash Equivalents.

          Section 4.6 Liquidity Cash Collateral Account. Notwithstanding any other provisions of this Agreement, the procedures described in this Section shall apply to any amounts collected in the lockboxes and related deposit accounts described in subsection 2.6(c) of the Credit Agreement ("Lockbox Collections") at any time after any of the following three events (a "Liquidity Account Triggering Event") shall have occurred: (a) the refusal by the Lenders to make an extension of credit requested by the Borrower to be made pursuant to the Credit Agreement because a Default or Event of Default shall have occurred and be continuing thereunder, (b) receipt by the Collateral Agent of notice thereof from one or more of the Participating Creditors given at a time when any Default or Event of Default shall exist under
Section 7(a) of the Credit Agreement, in any case where the Participating Creditor giving such notice is a Lender, or under Section 9(a) or 9(b) of the Note Purchase Agreements, in any case where the Participating Creditor giving such notice is a Noteholder or (c) receipt by the Collateral Agent of notice thereof from the Required Lenders or the Required Noteholders given at a time when any Actionable Default shall exist under clause (c) of the Uniform Events of Default by reason of a failure by the Borrower to comply with Section 1, 2, 3, 4, 5 or 24 of Schedule III of the Uniform Provisions (a "Financial Covenant Default"). Upon the occurrence of a Liquidity Account Triggering Event the Collateral Agent shall thereafter deposit all Lockbox Collections into an account which the Collateral Agent shall establish and maintain at its principal banking office in New York City (the "Liquidity Account") for application in accordance with this Section. Accounts on deposit in the Liquidity Account may be released by the Collateral Agent only in accordance with the following procedures: (a) the Borrower shall notify each Participating Creditor by 12:00 noon (New York City time) on any Business Day of each amount it wishes to have so released, and (b) unless the Collateral Agent shall have received notice objecting to such release by 12:00 noon (New York City time) on the Business Day immediately succeeding the Business Day described in the foregoing clause (a) from (i) any Participating Creditor (if a Payment Default with respect to such Participating Creditor then exists) or (ii) the Required Lenders or the Required Noteholders (if a Financial Covenant Default then exists), the Collateral Agent shall release such requested amount to the Borrower (it being understood that the Participating Creditors giving or withholding such notice as set forth above may do so in their absolute discretion) provided, however, that no amounts shall be so released to the Borrower after the fifteenth Business Day following the date of the Liquidity Account Triggering Event, and provided, further, that any amounts on deposit in the Liquidity Account at the earlier of (A) the acceleration of Obligations pursuant to
Section 7 of the Credit Agreement or Section 9 of the Purchase Agreements or (B) the close of business on such fifteenth Business Day, shall at such time be transferred by the Collateral Agent to the Collateral Accounts for application in accordance with the provisions of
Section 4.1 and 4.2. If at any time when any amounts are being held in the Liquidity Account (i) there shall no longer exist any Payment Default or Financial Covenant Default which gave rise to such Liquidity Account Triggering Event, but any other Event of Default shall be continuing, any and all amounts then held in the Liquidity Account shall be promptly turned over by the Collateral Agent to the Administrative Agent for application in accordance with the Credit Agreement or (ii) there shall no longer exist any such Payment Default or Financial Covenant Default or any other Event of Default, any and all amounts then held in the Liquidity Account shall be promptly turned over by the
Collateral Agent to the Borrower.   At any time following the occurrence
of the events described in clauses (A) or (B) of the proviso to the second preceding sentence, Lockbox Collections will (i) during the continuance of the Payment Default or Financial Covenant Default which gave rise to the applicable Liquidity Account Triggering Event, be applied to the Collateral Accounts in accordance with Sections 4.1 and
4.2 and (ii) after such Payment Default or Financial Covenant Default shall no longer exist (and the Outstanding Obligations have not be accelerated), be turned over to the Administrative Agent, if any other Event of Default shall be continuing, or the Borrower, if no Event of Default is continuing, in accordance with the provisions of the Credit Agreement. The Borrower, the Grantors and the Guarantors shall have no rights with respect to, and the Collateral Agent shall have exclusive dominion and control over, the Liquidity Account or Collateral Accounts. The Administrative Agent agrees to use its best efforts to notify the Collateral Agent, and the Collateral Agent agrees in turn to notify each Participating Creditor, promptly upon the refusal by the Lenders to make an extension of credit requested (in accordance with the procedures for such requests set forth in the Credit Agreement) by the Borrower to be made pursuant to the Credit Agreement.


                            ARTICLE V

                 CONCERNING THE COLLATERAL AGENT

          Section 5.1 Appointment of Collateral Agent. Each of the Participating Creditors appoints Chemical Bank to act as Collateral Agent pursuant to the terms of the Security Documents and this Agreement, and Chemical Bank agrees to act as Collateral Agent for such Participating Creditors, pursuant to the terms of the Security Documents and this Agreement.

          Section 5.2 Limitations on Responsibility of Collateral Agent. The Collateral Agent shall not be responsible in any manner whatsoever for the correctness of any recitals, statements, representations or warranties contained herein or in any other Operative Agreement, except for those expressly made by it herein. The Collateral Agent makes no representation as to the value or condition of the Collateral or any part thereof, as to the title of the Grantors to the Collateral, as to the security afforded by this Agreement or any Security Document, except as expressly set forth in Article VI, as to the validity, execution, enforceability, legality or sufficiency of this Agreement or any other Operative Agreement, and the Collateral Agent shall incur no liability or responsibility in respect of any such matters. The Collateral Agent shall not be responsible for insuring the Collateral, for the payment of taxes, charges, assessments or liens upon the Collateral or otherwise as to the maintenance of the Collateral, except as provided in the immediately following sentence when the Collateral Agent has possession of the Collateral. The Collateral Agent shall have no duty to the Grantors or to the Participating Creditors as to any Collateral in its possession or control or in the possession or control of any agent or nominee of the Collateral Agent or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto, except the duty to accord such of the Collateral as may be in its possession substantially the same care as it accords its own assets and the duty to account for monies received by it. The Collateral Agent shall not be required to ascertain or inquire as to the performance by the Borrower or the other Grantors or Guarantors of any of the covenants or agreements contained herein or in the other Operative Agreements. Neither the Collateral Agent nor any officer, agent or representative thereof shall be personally liable for any action taken or omitted to be taken by any such person in connection with this Agreement or any other Operative Agreement except for its or such person's own gross negligence or wilful misconduct. Neither the Collateral Agent nor any officer, agent or representative thereof shall be personally liable for any action taken by it or any such person in accordance with any notice given by the requisite number of Participating Creditors hereunder entitled to give such notice, even if, at the time such action is taken by it or any such person, the Participating Creditors which gave the notice to take such action are no longer Participating Creditors and if the Collateral Agent has not received written notice of such fact. The Collateral Agent may execute any of the powers granted under this Agreement or any of the Security Documents and perform any duty hereunder or thereunder either directly or by or through agents or attorneys-in-fact, and shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care and without gross negligence or wilful misconduct.

          Section 5.3 Reliance by Collateral Agent; Indemnity Against Liabilities; etc.(a) Whenever in the performance of its duties under this Agreement the Collateral Agent shall deem it necessary or desirable that a matter be proved or established with respect to any Guarantor or Grantor or other person in connection with the taking, suffering or omitting of any action hereunder by the Collateral Agent, such matter may be conclusively deemed to be proved or established by a certificate purporting to be executed by an officer of such person, and the Collateral Agent shall have no liability with respect to any action taken, suffered or omitted in reliance thereon.

          (b) The Collateral Agent may consult with counsel and shall be fully protected in taking any action hereunder in accordance with any advice of such counsel. The Collateral Agent shall have the right but not the obligation at any time to seek instructions concerning the administration of this Agreement, the duties created hereunder or the Collateral from any court of competent jurisdiction.

          (c) The Collateral Agent shall be fully protected in relying upon any resolution, statement, certificate, instrument, opinion, report, notice, request, consent, order or other paper or document which it believes to be genuine and to have been signed or presented by the proper party or parties. In the absence of its gross negligence or wilful misconduct or actual notice to the contrary, the Collateral Agent may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificate or opinions furnished to the Collateral Agent in connection with this Agreement.

          (d) The Collateral Agent shall not be deemed to have actual, constructive, direct or indirect notice or knowledge of the occurrence of any Payment Default or Actionable Default unless and until the Collateral Agent shall have received a Notice of Actionable Default or a notice from the Borrower indicating that an Actionable Default has occurred. The Collateral Agent shall have no obligation whatsoever either prior to or after receiving such a notice to inquire whether a Payment Default or an Actionable Default has, in fact, occurred and shall be entitled to rely conclusively, and shall be fully protected in so relying, on any notice so furnished to it. The Collateral Agent may (but shall not be obligated to) take action hereunder on the basis of an Actionable Default of the type specified in clause (g) or (h) of the Uniform Events of Default (Schedule IV to each of the Credit Agreement and the Note Purchase Agreements) whether or not the Collateral Agent has received any Notice of Actionable Default stating that such Actionable Default has occurred; provided that any such action taken by the Collateral Agent without direction from the Majority Creditors shall be limited to actions that the Collateral Agent determines to be necessary to protect and preserve the Collateral and the rights of the Participating Creditors.

          (e) If the Collateral Agent has been requested to take any specific action pursuant to any provision of this Agreement, the Collateral Agent shall not be under any obligation to exercise any of the rights or powers vested in it by this Agreement in the manner so requested unless it shall have been provided indemnity satisfactory to it against the costs, expenses and liabilities which may be incurred by it in compliance with such request or direction.

          Section 5.4 Resignation or Removal of the Collateral Agent. The Collateral Agent may at any time (a) by giving 30 days' prior written notice to the Borrower and each Participating Creditor, resign and be discharged from the responsibilities hereby created, or (b) if the Majority Creditors conclude that the Collateral Agent shall have acted under and in respect of this Agreement in a manner which constitutes wilful misconduct or gross negligence, be removed from its position as Collateral Agent by the Majority Creditors, such resignation or removal to become effective upon the earlier of (i) the acceptance of the appointment of a successor pursuant to the next sentence of, this Section or (ii) the appointment of a successor by the Majority Creditors and the acceptance of such appointment by such successor. If no successor shall be appointed and approved pursuant to clause (ii) above within 30 days after the date of any such resignation, the Collateral Agent may apply to any court of competent jurisdiction to appoint a successor to act until a successor shall have been appointed by the Majority Creditors as above provided or may, on behalf of the Participating Creditors, appoint a successor Collateral Agent. Any successor Collateral Agent shall be a bank organized under the laws of the United States or any State thereof, with an office in New York, New York, having a combined capital and surplus of at least $500,000,000 that is authorized to perform the functions of the Collateral Agent hereunder.

          Section 5.5 Expenses and Indemnification by Borrower. By countersigning this Agreement, the Borrower agrees (i) to reimburse the Collateral Agent, on demand, for any expenses incurred by the Collateral Agent, including counsel fees and compensation of agents, arising out of, in any way connected with, or as a result of, the execution or delivery of this Agreement or any Support Document or any agreement or instrument contemplated hereby or thereby or the performance by the parties hereto or thereto of their respective obligations hereunder or thereunder or in connection with the enforcement or protection of the rights of the Collateral Agent and the Participating Creditors under this Agreement and the Security Documents and (ii) to indemnify and hold harmless the Collateral Agent and its directors, officers, employees and agents, on demand, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Collateral Agent in its capacity as the Collateral Agent or any of them in any way relating to or arising out of this Agreement or any Support Document or any action taken or omitted by them under this Agreement or any Support Document; provided that the Borrower shall not be liable to the Collateral Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Collateral Agent or any of its directors, officers, employees or agents.

          Section 5.6 Expenses and Indemnification by Lenders and Purchasers. Each Lender and Purchaser agrees (i) to reimburse the Collateral Agent, on demand, in the amount of its pro rata share (in the case of Credit Agreement Creditors, based on the amount of its Outstanding Credit Agreement Obligations owed to it and, in the case of Noteholders, based on the amount of its Outstanding Purchase Agreement Obligations owed to it), for any expenses referred to in Section 5.5 which shall not have been reimbursed by the Borrower or any other Grantor or Guarantor or paid from the proceeds of Collateral as provided herein and (ii) to indemnify and hold harmless the Collateral Agent and its directors, officers, employees and agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements referred to in Section 5.5, to the extent the same shall not have been reimbursed by the Borrower or any other Grantor or any Guarantor or paid from the proceeds of Collateral as provided herein; provided that no Lender or Purchaser shall be liable to the Collateral Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or wilful misconduct of the Collateral Agent or any of its directors, officers, employees or agents.


                            ARTICLE VI

                  REPRESENTATIONS AND WARRANTIES

          The Collateral Agent and each Participating Creditor represents and warrants to the other parties hereto that (a) the execution, delivery and performance of this Agreement (i) have been duly authorized by all requisite corporate action on its part and (ii) will not contravene any provision of its charter or by-laws or any order of any court or other Governmental Authority having applicability to it or any applicable law, and (b) this Agreement has been duly executed and delivered by it and constitutes its legal, valid, enforceable and binding obligation.


                           ARTICLE VII

                    INTERCREDITOR ARRANGEMENTS

          Section 7.1 Security Interests. The Collateral Agent and each of the Participating Creditors hereby agrees that the Liens and security interests granted to the Collateral Agent under the Security Documents, and the guarantees provided under the Guarantee Agreements, shall be treated, as among the Participating Creditors, as having equal priority and shall at all times be shared by the Participating Creditors as provided herein. Any and all amounts required to be provided as cash collateral for Unfunded L/C Exposure pursuant to subsection 2.6(b) and
Section 7 of the Credit Agreement shall be deemed to be Collateral for purposes of this Agreement.

          Section 7.2 Turnover of Collateral and Certain Payments. (a) If any Participating Creditor (i) acquires custody, control or possession of any Collateral or proceeds therefrom or (ii) receives any payment, including pursuant to enforcement of the Guarantees, in each case at any time that an Actionable Default, or, at any time after a Liquidity Account Triggering Event or any other Payment Default, has occurred and is continuing, other than pursuant to the terms of this Agreement, then such Participating Creditor shall in each such case promptly cause such Collateral, proceeds or payments to be delivered to or put in the custody, possession or control of the Collateral Agent for disposition or distribution in accordance with the provisions of Sections 4.1 and 4.2. Until such time as the provisions of the immediately preceding sentence have been complied with, such Participating Creditor shall be deemed to hold such Collateral, proceeds or payments in trust for the parties entitled thereto hereunder.

Notwithstanding the foregoing, subject to paragraph (b) below, no Participating Creditor shall be required to deliver to or put in the custody, possession or control of the Collateral Agent or to hold in trust as specified in the preceding sentence any amount of any Outstanding Obligation paid or prepaid by the Borrower to it (and not obtained by it through any sale of or other realization upon any Collateral or by enforcement of its rights under the Guarantee Agreements as provided herein and in the Security Documents) in accordance with the terms of the Credit Agreement or the Note Purchase Agreements, as applicable.

          (b) In the event that any Payment Default occurs and continues unremedied for three Business Days, the Collateral Agent shall, promptly following receipt of notice or actual knowledge thereof, notify all Participating Creditors of (i) such Payment Default, (ii) the amount and nature thereof, (iii) the date on which the payment was due that is the subject of such Payment Default and (iv) their obligations under this paragraph. Each Participating Creditor agrees that, in the event that it receives any payment (other than pursuant to this Agreement) in respect of its Outstanding Obligations at any time that any other Participating Creditor's Outstanding Obligations, or any part thereof, are due and payable but have not been paid (any such payment so received being referred to as a "Non-Pro-Rata Payment"), then, promptly following receipt of any notice pursuant to the preceding sentence (and thereafter promptly following any receipt of a Non-Pro-Rata Payment), such Participating Creditor will deliver such payment to the Collateral Agent for deposit in a special collateral account (the "Special Collateral Account"), and such amounts shall be retained in the Special Collateral Account until distributed as described below. To the extent that receipt of such Non-Pro-Rata Payment reduced such Participating Creditor's Outstanding Obligations, such Outstanding Obligations shall be deemed to be re-adjusted to reflect such delivery thereof to the Collateral Agent in accordance with the foregoing. In the event that all Payment Defaults are cured, the Collateral Agent shall return all amounts on deposit in the Special Collateral Account to the Participating Creditors from which such amounts were received, together with any earnings thereon from the investment of such amounts in accordance with Section 4.5. In the event that, prior to the return of amounts on deposit in the Special Collateral Account to the applicable Participating Creditors as provided herein, all the Outstanding Credit Agreement Obligations and Outstanding Purchase Agreement Obligations are declared due and payable as provided in the Credit Agreement and the Note Purchase Agreements, all amounts on deposit in the Special Collateral Account shall be allocated and applied as Collateral pursuant to Article IV. In the event that any Payment Default occurs and remains continuing for more than 30 days without all the Outstanding Credit Agreement Obligations and Outstanding Purchase Agreement Obligations having been declared due and payable, then the Collateral Agent shall apply the amounts then on deposit in the Special Collateral Account to pay (and shall continue to apply Non-Pro-Rata Payments thereafter received by it to pay) Outstanding Obligations that are then due and payable pro rata in accordance with the amounts so due and payable; provided that the foregoing shall not relieve any Participating Creditor from its obligation to deliver to the Collateral Agent any Non-Pro-Rata Payment received by it while any Payment Default remains continuing. By its execution hereof, the Borrower agrees that any amounts paid to a Participating Creditor in respect of any Outstanding Obligation shall not relieve the Borrower from liability in respect of such Outstanding Obligation to the extent that such amounts are distributed to other Participating Creditors pursuant to this paragraph.

          Section 7.3 Setoffs. If any Participating Creditor exercises any right of setoff or similar right with respect to any assets (whether or not such assets shall constitute Collateral) of the Borrower or any Guarantor or Grantor for payment of any Outstanding Obligations at any time that an Actionable Default, or, at any time after a Liquidity Account Triggering Event or any other Payment Default, has occurred and is continuing, the amounts so set off shall constitute Collateral for the purposes of this Agreement and such Participating Creditor shall promptly cause such amounts to be delivered or put in the custody, possession or control of the Collateral Agent for disposition or distribution in accordance with the provisions of Sections 4.1 and 4.2. Until such time as the provisions of the immediately preceding sentence have been complied with, such Participating Creditor shall be deemed to hold such Collateral in trust for the parties hereto entitled thereto hereunder. The foregoing provisions shall not be deemed to apply to amounts set off or deducted by the Collateral Agent in accordance with subsection 4.1(e) or the provisions of the Security Documents in respect of costs and expenses, instruments returned because of insufficient funds or other amounts which the Collateral Agent is permitted so to deduct or set-off under such subsection or the Security Documents.

          Section 7.4 Amendment of Certain Provisions of the Credit Agreement and the Purchase Agreement. (a) The Lenders agree that, after the date hereof, they shall not, without prior notice to the Noteholders and without the prior written consent of Noteholders holding Voting Purchase Agreement Obligations representing a majority of the Voting Purchase Agreement Obligations, amend or revise the Credit Agreement in any manner which would:

          (i) shorten the maturity of any scheduled principal payment date;

          (ii) adjust the method or formula by which the interest due on the Loans is determined so as to increase the effective interest rate, except for adjustments made pursuant to Sections 2.13, 2.14, 2.15 and 2.16 of the Credit Agreement;

          (iii) adjust the method of calculating the commitment fee provided for in Section 2.3 of the Credit Agreement, the L/C Fee provided for in Section 3.3, or the premium provided for in subsection 2.4(d) of the Credit Agreement, in each case in any manner that would have the effect of increasing the amount thereof;

          (iv) amend the Credit Agreement to increase the aggregate amount of Commitments of the Lenders thereunder;

          (v) alter any of the covenants set forth in Section 6 of the Credit Agreement in a manner which would make it materially more difficult for the Borrower to comply with or remain in compliance with those covenants, or add additional covenants to the Credit Agreement;

               (vi) make any amendment or revision to the Credit
Agreement which would place restrictions upon the Borrower making any payment or prepayment on the Senior Notes;

          (vii) alter Section 7 of the Credit Agreement in a manner which would make it materially more likely that any of the events set forth therein will occur or which would add additional events thereto; or

          (viii) alter the definition of Required Lenders to change the percentage set forth therein.

          (b) The Noteholders agree that, after the date hereof, they shall not, without prior notice to the Lenders and without the prior written consent of Lenders holding Voting Credit Agreement Obligations representing a majority of the Voting Credit Agreement Obligations amend or revise the Purchase Agreement in any manner which would:

          (i)  shorten the maturity of any scheduled principal payment;

          (ii) increase the interest rate due on the Senior Notes as set forth in Section 2 of the Note Purchase Agreements, except for adjustments currently provided for in each of the Note Purchase
Agreements;

          (iii) alter the calculation of the Make-Whole Amount provided for in any Note Purchase Agreement in any manner that would have the effect of increasing the amount thereof;

          (iv) alter any of the covenants set forth in Section 8 of any Note Purchase Agreement in a manner which would make it materially more difficult for the Borrower to comply with or remain in compliance with those covenants or add additional covenants to the Note Purchase Agreements;

               (v) make any amendment or revision to the Note Purchase Agreements which would place restrictions upon the Borrower making any payment or prepayment on the Loans;

          (vi) alter Section 9 of the Note Purchase Agreements in a manner which would make it materially more likely that any of the events set forth therein will occur or which would add additional events thereto; or

          (vii) alter the definition of Required Noteholders to change the percentage set forth therein.

          Section 7.5  Waivers, Amendments and Consents.
Notwithstanding any contrary provisions contained in any other Operative Agreement, as long as there are both Outstanding Credit Agreement Obligations and Outstanding Purchase Agreement Obligations, all Voting Actions (other than Voting Actions expressly provided for elsewhere in this Agreement) shall be subject to the provisions of this Section.
Each Voting Action approved in accordance with this Agreement shall be effective and binding upon all Participating Creditors and any Voting Action that is taken, made or granted without obtaining the approval required under this Agreement shall not be effective or binding for any purpose. Each Voting Action shall require the prior written approval of the Majority Creditors.

          Section 7.6 Release of Collateral and Guarantees. (a) In connection with any sale, transfer or disposition of any Collateral to any person other than the Borrower or any subsidiary of the Borrower that is (x) permitted by Section 10 of the Uniform Business and Financial Covenants of the Borrower (Schedule III to each of the Credit Agreement and the Note Purchase Agreements), (y) expressly permitted by the terms of the Operative Agreements (or any of them) or (z) approved by all Participating Creditors (subject to subsection 7.6(c)), the Participating Creditors agree that any Liens on such Collateral created pursuant to the Security Documents will be released upon the delivery of evidence satisfactory to the Collateral Agent that such sale, transfer or disposition is in compliance with the requirements of such Section (or the terms of any such approval by all Participating Creditors) and the proceeds of such transaction have been or will be applied as set forth in such Section (or any applicable terms of any such approval).
In the event any such sale, transfer or disposition to a person other than the Borrower or any subsidiary of the Borrower shall be of 100% of the capital stock of a Subsidiary Guarantor, the Participating Creditors hereby authorize the Collateral Agent upon the delivery of such evidence to release such Subsidiary Guarantor and its assets from its obligations under and the Liens created by the Security Documents and to execute an amendment, release or other document in form and substance satisfactory to the Collateral Agent confirming such release.

          (b) Collateral may be released in connection with the exercise of any rights, powers or remedies by the Collateral Agent pursuant to and in accordance with Section 3.2, and such release shall not require any approval under this Section.

          (c) In the case of any proposed release of Collateral from the Lien of any Security Document that is not permitted under paragraph
(a) or (b) above, such release shall require the prior written approval of all of the Participating Creditors. Upon any request of the Collateral Agent, the Borrower will, and by countersigning this Agreement the Borrower agrees to, furnish a certificate to the Collateral Agent as to the fair market value of any Collateral. If the fair market value of any item of Collateral (or group of items that constitutes an integrated portion of the Collateral) proposed to be released is certified by the Borrower to be in excess of $500,000 then, upon any request of the Collateral Agent, the Borrower will, and by countersigning this Agreement the Borrower agrees to, furnish to the Collateral Agent an appraisal of the fair market value of such Collateral from an independent appraiser. The Collateral Agent and the Participating Creditors may rely conclusively, and shall be fully protected in so relying, on any such certificate or appraisal.

          (d)  The Participating Creditors hereby authorize the
Collateral Agent to execute releases and other documents in form and substance satisfactory to the Collateral Agent in respect of any release of Collateral permitted under this Section.

          Section 7.7 Additional Collateral. Each of the Participating Creditors hereby covenants and agrees that it (i) will not accept any guarantee of any of the Obligations by the Parent or any subsidiary thereof unless such person's guarantee is provided pursuant to the Guarantee Agreement or otherwise guarantees the payment of all the Obligations on a pari passu basis and (ii) will not take any security interest in or Lien on any assets of the Borrower or any subsidiary thereof to secure any of the Obligations unless such security interest or Liensecures the payment of all the Obligations on a pari passu basis pursuant to the Security Documents.

          Section 7.8 Purchase of Collateral. Any Participating Creditor may purchase Collateral at any public sale of such Collateral pursuant to any of the Security Documents and may make payment on account thereof by using any Outstanding Obligation then due and payable to such Participating Creditor from the person which granted a security interest in such Collateral as a credit against the purchase price to the extent, but only to the extent, approved by the Majority Creditors. The Collateral Agent shall give prior notice of any such sale to each Participating Creditor (to the extent that the Collateral Agent has received notice of such sale).

          Section 7.9 Further Assurances, etc. Each party hereto shall execute and deliver such other documents and instruments, in form and substance reasonably satisfactory to the other parties hereto, and shall take such other action, in each case as any other party hereto may reasonably have requested (at the cost and expense of the Borrower which, by countersigning this Agreement, agrees to pay such costs and expenses), to effectuate and carry out the provisions of this Agreement, including by recording or filing in such places as the requesting party may deem desirable, this Agreement or such other documents or instruments.

          Section 7.10 Solicitations. By countersigning this Agreement, the Borrower agrees that it will not, and will not permit any person acting on its behalf to, solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions of this Agreement or any other Operative Agreement (other than in connection with matters not requiring the consent or approval of any particular class or group of Participating Creditors, in which this sentence shall not apply to such class or group) unless each Participating Creditor shall be informed thereof by the Borrower and shall be afforded the opportunity of considering the same and shall be supplied by the Borrower with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any amendment, waiver or consent effected pursuant to the provisions of this Agreement shall be delivered by the Borrower to each Participating Creditor forthwith following the date on which the same shall have been executed and delivered by the required percentage of the Participating Creditors. By countersigning this Agreement, the Borrower agrees that it will not, and will not permit any person acting on its behalf to, directly or indirectly, pay or cause to be paid any remuneration, whether by way of purchase of all or any party of any Senior Note or Loan or payment of any supplemental or additional interest, fee or otherwise, to any Participating Creditor as consideration for or as an inducement to the entering into by any Participating Creditor of any waiver or amendment of any of the terms and provisions of this Agreement or any other Operative Agreement (other than in connection with matters not requiring the consent or approval of any particular class or group of Participating Creditors, in which case this sentence shall not apply to such class or group) unless such remuneration is concurrently paid, on the same terms, ratably to each Participating Creditor.


                           ARTICLE VIII

                     APPROVAL BY THE GRANTORS

          By entering into the Security Documents, each Grantor and Guarantor, although not a party hereto, acknowledges and consents to and agrees to perform and be bound by the provisions hereof.


                            ARTICLE IX

                          MISCELLANEOUS

          Section 9.1 No Individual Action. No Participating Creditor may require the Collateral Agent to take or refrain from taking any action hereunder or under any of the Security Documents or with respect to any of the Collateral except as and to the extent expressly set forth in this Agreement.

          Section 9.2 Successors and Assigns. (a) This Agreement shall be binding on and inure to the benefit of the Collateral Agent, each of the Participating Creditors and their respective successors and permitted assigns (including any assignee of any Lender in accordance with the Credit Agreement and the holders from time to time of the Senior Notes); provided, however, that, except as provided in the next sentence, no Credit Agreement Creditor or Noteholder may assign its rights or obligations hereunder. The rights and obligations of any Credit Agreement Creditor or Noteholder under this Agreement shall be assigned automatically, without the need for the execution of any document or any other action, to, and the term "Credit Agreement Creditor" or "Purchaser" as used in this Agreement shall include, any assignee, transferee or successor of such Participating Creditor under the Credit Agreement or the Note Purchase Agreements, as the case may be, in accordance with the terms of and upon the effectiveness of an assignment pursuant to Section 9.6 of the Credit Agreement or a transfer of Senior Notes pursuant to Section 14.4 of the Note Purchase Agreements, as the case may be, and any such assignee, transferee or successor shall automatically become a party to this Agreement. If required by any party to this Agreement, such assignee, transferee or successor shall execute and deliver to the other parties to this Agreement a written confirmation of its assumption of the obligations of the assignor or transferor hereunder. Each of the Credit Agreement Creditors and the Purchasers agrees that it shall deliver a complete copy of this Agreement to any potential assignee, transferee or successor of such Credit Agreement Creditor or Purchaser prior to the execution of any such assignment or transfer. Any Lender may, without the consent of the other Credit Agreement Creditors and Purchasers, sell one or more participations in the Loans or Letters of Credit held by it or issued pursuant to the terms and conditions of the Credit Agreement; provided, however, that (except as otherwise specified herein) each of the Credit Agreement Creditors shall remain liable to each other for the full performance of their obligations hereunder with the same effect as though no such participation had been sold and as though any and all amounts, payments or security received by a participant with whom it dealt in respect of the loan or note participation were received by such party and shall continue to deal solely and directly with each other with respect to their respective rights and obligations under this Agreement. Except as specifically set forth above and in paragraph (b) below, this Agreement is not intended to confer any benefit on, or create any obligation of the Collateral Agent or any Participating Creditor to, the Borrower or any third party, including the Guarantors and other Grantors.

          (b) The provisions of Sections 7.5 and 7.6 (and the provisions of this paragraph and clause (iii) of Section 9.6) are intended to confer a benefit upon the Borrower and shall be enforceable by the Borrower.

          Section 9.3 Notices. Notices and other communications provided for herein or in any Support Document shall be in writing and shall be delivered by hand or overnight courier service, mailed or sent by telex, graphic scanning or other telegraphic communications equipment of the sending party, as follows:

          (a) if to any Credit Agreement Creditor, to it as set forth on Schedule I;

          (b)  if to any Purchaser, to it as set forth on Schedule II;

          (c) if to the Collateral Agent, to it as set forth with respect to the Agent on Schedule I; and

          (d) if to the Borrower or any other Grantor, to it as specified in the Credit Agreement, the Note Purchase Agreements or the Support Document to which it is a party.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telex, graphic scanning or other telegraphic communications equipment of the sender, or on the date five Business Days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such party as provided in this Section 9.3 or in accordance with the latest unrevoked direction from such party given in accordance with this Section 9.3 (each such unrevoked direction from any Credit Agreement Creditor or Purchaser or any assignee or successor of either shall be deemed to be an amendment of and to be listed on Schedule I or II, as the case may
be). Addresses of any party may be changed by written notice by such party to the Collateral Agent.

          Section 9.4 Termination. This Agreement shall terminate automatically upon the indefeasible payment in full of the Outstanding Credit Agreement Obligations [or] the Outstanding Purchase Agreement Obligations; provided, however, that (a) Articles I, II, III, IV, V, VIII and IX, and Sections 7.1, 7.2, 7.3, 7.6, 7.8 and 7.9 shall survive, and remain operative and in full force and effect, as long as there are any Outstanding Obligations that are secured by any of the Security Documents or guaranteed pursuant to the Guarantees and (b) this Section
9.4 and Sections 5.5, 5.6 and 9.5 of this Agreement shall survive, and remain operative and in full force and effect, regardless of the termination of this Agreement.

          Section 9.5  APPLICABLE LAW.  THIS AGREEMENT SHALL BE
CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE INTERNAL LAWS
OF THE STATE OF NEW YORK.

          Section 9.6 Modification of Agreement. No modification or amendment of any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed by the Required Lenders (as defined in the Credit Agreement) and the Required Noteholders (as defined, in the Note Purchase Agreements); provided, however, that (i) no such modification or amendment shall adversely affect any of the Collateral Agent's rights, immunities or rights to indemnification hereunder or under any Support Document or expand its duties hereunder or under any Support Document, without the prior written consent of the Collateral Agent, (ii) no such modification or amendment shall modify any provision hereof which is intended to provide for the equal and ratable security of all Outstanding Obligations without the prior written consent of all Participating Creditors, (iii) no such modification or amendment shall be made to Section 7.5 or 7.6 or to the definition of "Majority Creditors" for purposes of such Sections, or to subsection 9.2(b) or to this clause (iii), without the prior written consent of the Borrower, and (iv) no such modification or amendment shall change the definition of "Majority Creditors" or this Section or Sections 3.2, 7.2(b), 7.5 or 7.6 without the prior written consent of each Lender and Purchaser. No waiver of any provision of this Agreement and no consent to any departure by any party hereto from the provisions hereof shall be effective unless such waiver or consent shall be set forth in a written instrument executed by the party against which it is sought to be enforced, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any party hereto in any case shall entitle such party to any other or further notice or demand in the same, similar or other circumstances.

          Section 9.7 Waiver of Rights. Neither any failure nor any delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, and a single or partial exercise thereof shall not preclude any other or further exercise or the exercise of any other right, power or privilege.

          Section 9.8 Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provision.

          Section 9.9 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

          Section 9.10 Section Headings. The Article and Section headings used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

          Section 9.11 Complete Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior representations, negotiations, writings, memoranda and agreements. To the extent any provision of this Agreement conflicts with any other Operative Agreement, the provisions of this Agreement shall be controlling.
          IN WITNESS WHEREOF, the Collateral Agent, the Credit Agreement Creditors and the Purchasers have caused this Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                              CHEMICAL BANK, as Agent, Collateral Agent and a Lender,


                              By:
                                   Name:
                                   Title:


                              THE FIRST NATIONAL BANK OF BOSTON


                              By:
                                   Name:
                                   Title:


                              SOCIETE GENERALE


                              By:
                                   Name:
                                   Title:


                              JOHN HANCOCK MUTUAL LIFE
                                INSURANCE COMPANY


                              By:
                                   Title:

                              JOHN HANCOCK LIFE INSURANCE
                                COMPANY OF AMERICA


                              By:
                                   Title:
                              ALLSTATE LIFE INSURANCE
                                COMPANY


                              By:
                                   Name:


                              By:
                                   Name:

                              THE MUTUAL LIFE INSURANCE
                                COMPANY OF NEW YORK


                              By:
                                   Title:

                              MONY LIFE INSURANCE
                                COMPANY OF AMERICA


                              By:
                                   Title:



 Countersigned by:

 IT CORPORATION


 By:
     Name:
     Title: