Form 10-Q
period 1995-12-29
INTERNATIONAL TECHNOLOGY CORP
filed 1996-02-12
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            ---------
                            FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 29, 1995

                                OR

    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

At January 31, 1996 the registrant had issued and outstanding an aggregate of 35,733,245 shares of its common stock.

               INTERNATIONAL TECHNOLOGY CORPORATION

              INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FOR QUARTER ENDED DECEMBER 29, 1995




PART I.   FINANCIAL INFORMATION
                                                               Page
                                                               ----
  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           as of December 29, 1995 (unaudited) and
           March 31, 1995.                                       3

           Condensed Consolidated Statements of Operations
           for the Fiscal Quarter and Three Fiscal Quarters
           ended December 29, 1995 and December 31, 1994
           (unaudited).                                          4

           Condensed Consolidated Statements of Cash Flows
           for the Three Fiscal Quarters ended December 29,
           1995 and December 31, 1994 (unaudited).               5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                             6-8

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition.     9-18


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                   19

  Item 6.  Exhibits and Reports on Form 8-K.                    20

           Signature.                                           21

                              PART I
Item 1.   Financial Statements.

               INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 29, March 31,
                                                    1995        1995
                                                -----------  --------
                                                (Unaudited)
                                                    (In thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents                         $ 24,127   $  6,547
  Receivables, net                                   140,031    137,896
  Prepaid expenses and other current assets            4,091      5,630
  Deferred income taxes                               14,416     14,600
                                                     -------    -------
     Total current assets                            182,665    164,673
                                                     -------    -------
Property, plant and equipment, at cost:
  Land and land improvements                           1,766      1,766
  Buildings and leasehold improvements                10,970      9,561
  Machinery and equipment                            143,502    143,181
                                                     -------    -------
                                                     156,238    154,508
     Less accumulated depreciation and amortization   98,385     82,324
                                                     -------    -------
       Net property, plant and equipment              57,853     72,184
                                                     -------    -------
Investment in Quanterra                               12,500     36,316
Other assets                                          34,910     47,274
Long-term assets of discontinued operations           41,705     41,705
                                                     -------    -------
  Total assets                                      $329,633   $362,152
                                                     =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 35,104   $ 28,823
  Accrued liabilities                                 35,025     42,660
  Billings in excess of revenues                       3,286      3,977
  Short-term debt, including current portion of
    long-term debt                                       162      1,154
  Net current liabilities of discontinued operations  19,646     14,221
                                                     -------    -------
     Total current liabilities                        93,223     90,835
                                                     -------    -------
Long-term debt                                        65,052     80,189
Long-term accrued liabilities of discontinued
  operations                                          25,278     39,480
Other long-term accrued liabilities                    5,531      5,727
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value; 180,000 shares
    authorized; 24,000 shares issued and outstanding   2,400      2,400
  Common stock, $1 par value; 100,000,000 shares
    authorized; 35,764,001 shares issued at
    December 29, 1995, and 35,737,313 shares issued
    and outstanding at March 31, 1995                 35,764     35,737
  Additional paid-in capital                         169,890    172,137
  Treasury stock, at cost (4,768 shares at
    December 29, 1995)                                   (15)         -
  Deficit                                            (67,490)   (64,353)
                                                     -------    -------
     Total stockholders' equity                      140,549    145,921
                                                     -------    -------
  Total liabilities and stockholders' equity        $329,633   $362,152
                                                     =======    =======

                     See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)

                                    Fiscal quarter ended        Three fiscal quarters ended
                                  --------------------------    ---------------------------
                                  December 29,   December 31,   December 29,   December 31,
                                      1995          1994            1995          1994
                                  ------------   ------------   ------------   ------------
                                                        (Unaudited)
Revenues                            $104,912      $102,403        $311,463       $313,480
Cost and expenses:
   Cost of revenues                   90,261        85,714         264,694        264,445
   Selling, general and
     administrative expenses           9,022        10,140          29,061         32,012
                                     -------       -------         -------        -------
Operating income                       5,629         6,549          17,708         17,023
Equity in net loss of Quanterra,
   including loss on
   recapitalization in 1995 and
   integration charge in 1994        (24,595)         (319)        (26,416)        (9,076)
Other income                               -             -           1,090              -
Interest, net                         (1,529)       (1,996)         (5,172)        (5,099)
                                     -------       -------         -------        -------
Income (loss) before income taxes    (20,495)        4,234         (12,790)         2,848
(Provision) benefit for
  income taxes                        15,808        (1,553)         12,803         (3,562)
                                     -------       -------         -------        -------
Net income (loss)                     (4,687)        2,681              13           (714)
Less preferred stock dividends        (1,050)       (1,050)         (3,150)        (3,150)
                                     -------       -------         -------        -------
Net income (loss) applicable to
  common stock                      $ (5,737)     $  1,631        $ (3,137)      $ (3,864)
                                     =======       =======         =======        =======
Net income (loss) per share         $   (.16)     $    .05        $   (.09)      $   (.11)
                                     =======       =======         =======        =======

                         See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                             Three fiscal quarters ended
                                             ---------------------------
                                              December 29,  December 31,
                                                  1995         1994
                                             -------------  ------------
                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                             $    13       $   (714)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Equity in net loss of Quanterra             26,416          9,076
      Gain from Motco settlement                  (9,090)             -
      Writedown of equipment                       8,000              -
      Depreciation and amortization               10,433         12,894
      Deferred income taxes                      (13,981)         3,311
  Changes in assets and liabilities, net
    of effects from acquisitions and
    dispositions of businesses:
      Increase in receivables, net                (2,135)       (29,045)
      Decrease in prepaid expenses and other
        current assets                             1,539            290
      Increase in accounts payable                 6,281          5,779
      (Decrease) increase in accrued liabilities (10,045)         3,387
      (Decrease) increase in billings in excess
        of revenues                                 (691)         1,011
      Decrease in other long-term accrued
        liabilities                                 (196)          (166)
                                                  -------       -------
  Net cash provided by operating activities        16,544         5,823
                                                  -------       -------
Cash flows from investing activities:
  Proceeds from Motco settlement                   41,100             -
  Capital expenditures                             (3,822)       (7,922)
  Investment in Quanterra                          (2,500)       (1,208)
  Other, net                                       (1,374)          927
  Investment activities of transportation,
    treatment and disposal discontinued
    operations                                     (8,777)       (8,256)
                                                  -------       -------
 Net cash provided by (used for) investing
   activities                                      24,627       (16,459)
                                                  -------       -------
Cash flows from financing activities:
  Repayments of long-term borrowings             (110,629)      (33,593)
  Long-term borrowings                             90,023        41,802
  Dividends paid on preferred stock                (3,150)       (3,150)
  Repurchases of common stock                        (740)            -
  Issuances of common stock                           905             6
                                                  -------       -------
 Net cash (used for) provided by financing
   activities                                     (23,591)        5,065
                                                  -------       -------
Net increase (decrease) in cash and cash
  equivalents                                      17,580        (5,571)
Cash and cash equivalents at beginning of period    6,547        10,646
                                                  -------       -------

Cash and cash equivalents at end of period       $ 24,127      $  5,075
                                                  =======       =======

                     See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and three fiscal quarters ended December 29, 1995, pursuant to the rules of the Securities and Exchange Commission. The Company has changed its fiscal year to include four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation.

These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. The results of operations for the fiscal periods ended December 29, 1995 are not necessarily indicative of the results for the full fiscal year.

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

3. On October 25, 1995, the Company completed the refinancing of its $50,000,000 of 9 3/8% senior notes due July 1, 1996 and its bank revolving line of credit with a combined $125,000,000 financing which includes $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the new bank line has a term of five years. The 9 3/8% senior notes were redeemed on November 24, 1995.

4. On January 19, 1996, the Company and Corning Incorporated (Corning) completed an agreement to recapitalize Quanterra Incorporated
(Quanterra), an environmental laboratory company previously 50/50 owned by IT and Corning. The recapitalization resulted in a change in Quanterra's ownership to 19% by IT and 81% by Corning.

The recapitalization included a $25,000,000 infusion of new equity in Quanterra, of which $2,500,000 was contributed by IT. In addition, IT sold a common stock interest in Quanterra to Corning in consideration of the exchange of 333,000 shares of IT common stock and warrants to purchase 2,000,000 shares of IT common stock, previously issued to Corning in connection with the formation of Quanterra. Also, Corning and IT committed to contribute additional capital to Quanterra to fund future working capital requirements on a pro-rata ownership basis up to $13,000,000. The Company's portion of this commitment is $2,500,000.

The transaction was effective January 1, 1996 and was recorded by IT in its third fiscal quarter ended December 29, 1995. The Company reported a pre-tax charge of $24,595,000 related to the recapitalization of Quanterra. Prior to the recapitalization, IT's investment in Quanterra was accounted for under the equity method. Effective with the current fourth fiscal quarter, the Company's investment in Quanterra will be accounted for on the cost basis.

              INTERNATIONAL TECHNOLOGY CORPORATION

                          (Unaudited)

5. For the three fiscal quarters ended December 29, 1995, the Company had an effective income tax rate of 100%. The related income tax benefit on the $12,790,000 loss before income taxes for the current three fiscal quarters includes a $7,500,000 tax credit reflected in the third quarter resulting from the adjustment of IT's deferred tax valuation allowance based on the Company's reassessment of its ability to generate a sufficient level of future earnings to realize a substantial portion of IT's related deferred tax asset. If the above tax credit had not been reflected in the third quarter, the Company's effective income tax rate would have been 41%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

In the corresponding nine-month period of the prior fiscal year, in which the Company reported income before income taxes of $2,848,000, the Company recorded a $3,562,000 income tax provision principally due to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995.

6. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

                                       Average common and common
          Fiscal quarter ended       equivalent shares outstanding
          --------------------       -----------------------------

             December 29, 1995               36,044,396
             December 31, 1994               35,759,437

                                       Average common and common
        Three fiscal quarters ended   equivalent shares outstanding
        ---------------------------   -----------------------------

             December 29, 1995               35,931,903
             December 31, 1994               35,552,109

Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

7. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of December 29, 1995, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, at December 31, 1987, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations in the amount of $110,069,000, net of income tax benefit of $24,202,000, which included the estimated net loss on sale or closure and the results of operations of the active disposal sites and the transportation business through the then estimated sale date. At March 31, 1992, the Company increased the provision for loss on disposition by the amount of $32,720,000, net of income tax benefit of $2,280,000, principally due to the write off of the $30,400,000 contingent purchase price from the earlier sale of certain assets. At March 31, 1993, the Company increased the provision for loss on disposition by $6,800,000, with no offsetting income tax benefit, related to estimated additional costs resulting from delays in the regulatory approval process and associated closure plan revisions. At March 31, 1995, the Company recorded an increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for estimated increased costs resulting from additional delays in the regulatory approval process at the Company's inactive disposal sites in Northern California and an additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a potentially responsible party (PRP). At December 29, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $44,924,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

              INTERNATIONAL TECHNOLOGY CORPORATION

                          (Unaudited)

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

8. Litigation to which IT is a party is discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. Current developments are discussed in Part II of this filing.

9. Unbilled receivables of $22,626,000 at December 29, 1995 ($20,869,000 at March 31, 1995) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

Included in unbilled receivables at December 29, and March 31, 1995 are approximately $8,000,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

               FOR QUARTER ENDED DECEMBER 29, 1995

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

Revenues
--------

Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company no longer records any revenue in the Analytical Services area. However, since approximately 30 percent of Analytical Services area revenue historically was derived from the Company's other operations, additional revenue now is being recorded in those operations related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding prior year Analytical Services revenues other than those provided to the Company's other operations, revenues for the first three quarters of fiscal year 1996 were approximately 2.1% higher than the amount reported for the corresponding period of the prior fiscal year. Revenues for the current third fiscal quarter were 2.5% above the related level from the prior year. These increases are principally due to an increased level of subcontract costs on project work.

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

The following table shows, for the third fiscal quarters and the three fiscal quarters ended December 29, 1995 and December 31, 1994, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues, including Analytical Services through June 1994:

              INTERNATIONAL TECHNOLOGY CORPORATION

                                               Fiscal quarter ended       Three fiscal quarters ended
                                            ---------------------------   ---------------------------
                                            December 29,   December 31,   December 29,   December 31,
Source                                          1995           1994           1995           1994
------                                      ------------   ------------   ------------   ------------
Federal government:
     U.S. Department of Defense (DOD) . . . .    47%            45%            51%            44%
     U.S. Department of Energy (DOE). . . . .    10             11             10             12
     Other federal agencies . . . . . . . . .     4              5              4              4
                                                ---            ---            ---            ---
                                                 61             61             65             60

State and local governments . . . . . . . . .     6              6              4             10
                                                ---            ---            ---            ---

Total . . . . . . . . . . . . . . . . . . . .    67%            67%            69%            70%
                                                ===            ===            ===            ===

Revenues from the DOD increased primarily due to work performed on tasks issued under the Company's major indefinite delivery order programs, several of which were awarded in the prior year. The Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action type of work. Late in the quarter ended December 29, 1995, the Company began to experience certain delays in receiving tasks under these contracts, which the Company believes is due to budgeting uncertainties at the DOD resulting from the ongoing federal budget dispute and the partial government shutdown. The Company currently cannot predict how long or to what extent such work will be delayed.

For the nine-month period, revenues from state and local government contracts declined primarily due to the wind-up late in fiscal year 1995 of the Sikes Disposal Pits contract, performed for the Texas Natural Resources Conservation Commission.

Commercial work has increased slightly over the past three quarters due to the start-up of a major thermal treatment project which was awarded in 1992 but which had been subject to permitting delays. Excluding this contract, commercial work has declined due to reductions in awards by commercial clients, who, the Company believes, to some degree are delaying such awards until final Congressional action is taken on the reauthorization of CERCLA. Funding authority under CERCLA lapsed on December 31, 1995 and it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection (such as proposed changes that would change CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment) may include. Uncertainty regarding possible Congressional rollbacks of environmental regulation and enforcement have led commercial clients to delay projects as well, although there are recent indications of a reduction in the likelihood of significant rollbacks.

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

A significant portion (approximately 11% in fiscal year 1996 to date) of IT's revenues continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. The U.S. Environmental Protection Agency (USEPA) has adopted a strategy of favoring waste minimization over combustion/incineration

              INTERNATIONAL TECHNOLOGY CORPORATION
and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-base or on-site. If policies were implemented or regulations were changed such that the Company was unable to permit and use incinerators on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. The Company's backlog of contracts which utilize HTTS equipment was approximately $30,000,000 at December 29, 1995. The Company is actively pursuing other contract opportunities which utilize
the HTTS equipment.   At December 29, 1995, IT's HTTS equipment had a
net book value of approximately $17,000,000. In the quarter ended September 29, 1995, the Company reduced the net book value by $8,000,000 of costs related to equipment specially constructed for the Motco project which has been idle since ceasing work on the project (see
Note 2 to Condensed Consolidated Financial Statements).

The Company's total contract backlog at December 29, 1995 was approximately $1,070,000,000 of which approximately $662,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery programs which provide for a general undefined scope of work. Revenues from backlog and indefinite delivery order contracts are expected to be earned over the next one to five years. Backlog declined by approximately $64,000,000 during the third fiscal quarter due to a significant amount of work being performed on existing contracts. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

The ongoing federal budget dispute and regulatory uncertainties discussed above, combined with severe weather conditions which have occurred in January and February 1996, are putting increased pressure on the Company's business which could result in a decline in fourth fiscal quarter earnings compared to recent quarterly trends.

Gross Margin
------------

Gross margin percentage for the third quarter of fiscal year 1996 declined to 14.0% of revenues from 16.3% of revenues for the corresponding period of the prior fiscal year. In the current quarter, gross margin was adversely impacted by the combination of lower pricing due to competitive industry conditions and a shift in revenue mix toward lower margin subcontracted work.

For the first three quarters of fiscal year 1996, gross margin of 15.0% of revenues declined from 16.2% of revenues (excluding Analytical
Services) in the corresponding period of the prior fiscal year, generally for the same reasons noted above related to the third quarter.

Selling, General and Administrative Expenses
--------------------------------------------

For the quarter and three quarters ended December 29, 1995, selling, general and administrative expenses represented 8.6% of revenues and 9.3% of revenues, respectively. This level compares favorably to the related 9.9% and 10.2% of revenues reported for the corresponding periods of the prior fiscal year as a result of continued management attention to expenses.

Equity in Net Loss of Quanterra
-------------------------------

In June 1994, the Company and an affiliate of Corning combined the two companies' environmental analytical services businesses into a newly formed 50/50 jointly-owned company (Quanterra). An integration plan was implemented in the early stages of Quanterra's operations. The plan included consolidation and closure of redundant lab facilities and

                     INTERNATIONAL TECHNOLOGY CORPORATION
equipment, a reduction in force to eliminate duplicative overhead and excess capacity and a consolidation of laboratory management and accounting systems. IT reported a pre-tax charge of $9,264,000 related to the integration in its operating results for the quarter ended June 30, 1994.

On January 19, 1996, the Company and Corning completed an agreement to recapitalize Quanterra (see Note 4 to Condensed Consolidated Financial Statements). The recapitalization transaction which was recorded by IT in the third fiscal quarter ended December 29, 1995, resulted in a change in Quanterra's ownership to 19% by IT and 81% by Corning. The Company reported a pre-tax charge of $24,595,000 related to the recapitalization of Quanterra. Prior to the recapitalization, IT's investment in Quanterra was accounted for under the equity method. Effective with the current fourth fiscal quarter, the Company's investment in Quanterra will be accounted for on the cost basis.

In the quarter ended June 30, 1994, prior to the formation of Quanterra, the Company's Analytical Services business experienced an operating loss of approximately $850,000.

Interest, Net
-------------

For the third quarter and first three quarters of fiscal year 1996, net interest expense represented 1.5% of revenues and 1.7% of revenues, respectively, compared to the 1.9% and 1.6% of revenues reported in the third quarter and first three quarters of fiscal year 1995. The lower third quarter interest expense level compared to a year ago is due to the paydown of bank borrowings which occurred in August 1995 utilizing the proceeds from the Motco settlement (see Note 2 to Condensed Consolidated Financial Statements). The bank paydown from the Motco proceeds will reduce interest expense on an ongoing basis.

Income Taxes
-----------

For the three fiscal quarters ended December 29, 1995, the Company had an effective income tax rate of 100%. The related income tax benefit on the $12,790,000 loss before income taxes for the current three fiscal quarters includes a $7,500,000 tax credit reflected in the third quarter resulting from the adjustment of IT's deferred tax valuation allowance based on the Company's reassessment of its ability to generate a sufficient level of future earnings to realize a substantial portion of IT's related deferred tax asset. If the above tax credit had not been reflected in the third quarter, the Company's effective income tax rate would have been 41%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

In the corresponding nine-month period of the prior fiscal year, in which the Company reported income before income taxes of $2,848,000, the Company recorded a $3,562,000 income tax provision principally due to the partial nondeductibility of the integration charge recorded by the Company in the first quarter of fiscal year 1995.

              INTERNATIONAL TECHNOLOGY CORPORATION


FINANCIAL CONDITION

Working capital of $89,442,000 at December 29, 1995 increased by $15,604,000 or 21.1% from $73,838,000 at March 31, 1995. The current ratio at December 29, 1995 increased to 1.96:1 from 1.81:1 at March 31,
1995.

On August 7, 1995, the Company received $41,100,000 of cash from
Monsanto Company in settlement of the Motco Trust litigation. Such settlement proceeds were used principally to pay down all outstanding borrowings against the Company's bank line of credit.

Cash provided by operating activities for the first three quarters of fiscal year 1996 totaled $16,544,000, compared to $5,823,000 provided by operating activities in the corresponding nine-month period of the prior fiscal year. During the current period, the increase in cash provided by operating activities is principally due to lower receivables growth compared to the prior year because of lower revenue growth. Capital expenditures of $3,822,000 for the current three fiscal quarters were $4,100,000 lower than the $7,922,000 amount reported for the corresponding period of the prior fiscal year principally due to the cessation of spending in the Analytical Services area after the formation of Quanterra and to the completion of a major company-wide information systems project which was in process in the prior fiscal year.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has closed two of the inactive disposal sites and is pursuing formal permanent closure of its Panoche and Vine Hill disposal sites, for which there will be significant closure and post-closure costs over the next several years. During the first three quarters of the current fiscal year, the Company spent $8,777,000 relating to closure plans and construction costs for the sites compared to $8,256,000 in the corresponding period of the prior fiscal year. At December 29, 1995, the Company's condensed consolidated balance sheet included accrued liabilities of $44,924,000 to complete the closure and post-closure of its inactive Northern California disposal sites and related matters.

Closure and post-closure plans for the Panoche facility were revised to incorporate regulatory agency comments in March 1991. In December 1991, the California Supreme Court issued a decision upholding the County of Solano's (County) authority to issue an order (the County Order) requiring the Company to submit for agency consideration a closure plan providing for the excavation and relocation on-site of wastes and soils from peripheral waste areas at the facility (the Buffer Zone Areas). During fiscal year 1993, the Company was required to submit, and did submit, additional information and closure designs for the Buffer Zone Areas, including a design for excavation and relocation on-site of significant quantities of wastes and soils. An Environmental Impact Report (EIR), required by California law to be completed prior to plan approval, currently is being prepared by the California Environmental Protection Agency, Department of Toxic Substances Control (DTSC). DTSC recently completed an Administrative Draft EIR on the plan. As reflected in the Administrative Draft EIR, the EIR will address the 1991 closure plan and the plan submitted in 1993 to address the County Order, as well as other alternative plans, including alternative plans that would require varying amounts of excavation and relocation on-site of wastes and soil in the Buffer Zone Areas. The additional study of the plan submitted to address the County Order and of the other alternatives has resulted in delays to closure plan approval. While difficult to predict and therefore subject to change, the Company presently expects final determination on the closure and post-closure plans in fiscal year 1997. The Company is targeting completion of the closure for fiscal year 2000, but completion will depend on the closure plan approved and therefore the date for completion is uncertain at this time. The delays in the closure plan review and approval process have resulted in additional costs for monitoring and maintaining the facility, conducting engineering and permitting activities, and charges for the EIR contractor. A determination to excavate and relocate a substantial amount of materials in the Buffer Zone Areas would increase closure costs substantially, which would have a material adverse affect on the consolidated financial condition of the Company.

On November 17, 1995, the DTSC approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan, which is substantially consistent with the plan submitted by IT, provides for solidification and capping of waste sludges and installation of underground barriers and ground water control systems. Substantial remediation has already been completed over the past several years based upon interim approvals by DTSC, and the approved final closure plan will be completed in fiscal year 1998.

              INTERNATIONAL TECHNOLOGY CORPORATION

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

Regulations of the DTSC and the USEPA require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at November 14, 1995, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $12,300,000, letters of credit totaling approximately $10,200,000 and a trust fund containing approximately $10,600,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

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

The California Toxic Pits Cleanup Act of 1984 (TPCA) required operators of certain surface impoundments to cease discharging liquid hazardous wastes into these units by a statutory deadline, unless the units were retrofitted to meet minimum technology requirements. The Company has taken reasonable measures and has made substantial progress toward compliance at the Vine Hill Complex, and will meet statutory requirements upon completion of the recently approved final closure plan. The Company has discussed its TPCA compliance activities with the applicable RWQCB. Although substantial civil penalties are available for noncompliance with TPCA, the Company does not expect that penalties, if imposed, would be material to the Company's financial condition, given the circumstances and the Company's good faith efforts to achieve compliance and conclude closure.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at December 29, 1995 is principally comprised of residual land at the inactive disposal sites and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. During fiscal year 1992, the Company entered into an agreement with a real estate developer to develop some of this property as part of a larger development in the

             INTERNATIONAL TECHNOLOGY CORPORATION
local area involving a group of developers. The entitlement process has been delayed due to uncertainties over the Company's closure plans for its adjacent disposal site and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

In October 1995, the Company and the USEPA agreed to a settlement of the Company's liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with OII site. The settlement with USEPA will be entered in the form of a consent decree (the Fifth Partial Consent Decree) filed in the U.S. District Court. The settlement is subject to a public notice and comment period, as well as subsequent federal court approval. If the settlement is approved, the Company will pay to the USEPA approximately $5,400,000 in two installments within one year, which amounts had been previously reserved by the Company. While resolving the Company's liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. The USEPA is expected to announce a final remedy for the site within approximately a year and, although future response costs are undetermined, they are expected to be substantial.

The Steering Committee continues to contend the Company is liable to it for a share of the response costs its members have paid. On October 11, 1994, the Company was served with a summons and complaint in a cost recovery action brought by members of the Steering Committee (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, No. CV 94-2861 WMB (GHKx)). The action seeks (1) recovery from the Company of a portion, allegedly attributable to the Company, of certain of plaintiffs' costs incurred at OII pursuant to the first two settlements (the Steering Committee had previously quantified its claim against the Company for these response costs at $2,700,000) and (2) a declaration from the court as to the Company's share of future costs associated with the IRMs addressed in these prior settlements. On May 16, 1995, a second lawsuit was filed against the Company (National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) by the Steering Committee, which seeks from the Company unspecified amounts for cost recovery, contribution and declaratory relief for response costs incurred by Steering Committee members pursuant to the third settlement. These two lawsuits have been consolidated with three other cost recovery and contribution actions and are now scheduled for trial on July 25, 1996. The Company is defending itself vigorously in the consolidated action.

The Steering Committee had also indicated to the Company that it opposed USEPA's settlement with the Company and would take all action it could to prevent the Fifth Partial Consent Decree from being entered. As a part of the settlement and if the settlement is approved, the Company will receive from the USEPA contribution protection and a covenant not to sue as to the matters addressed in the Fifth Partial Consent Decree. The settlement does not itself result in dismissal of the pending

             INTERNATIONAL TECHNOLOGY CORPORATION
lawsuits against the Company by the Steering Committee (i.e., the consolidated actions referenced above), but the Company believes that, if the settlement is approved, the contribution protection included in the settlement should protect it from such lawsuits and should result in their ultimate dismissal. The Company is presently in negotiations with the Steering Committee and the USEPA to resolve the Steering Committee's objections to the Fifth Partial Consent Decree and the Company's settlement with the USEPA. As a part of any settlement with the Steering Committee, the Company could be required to pay additional sums both as to prior consent decrees and any final remedy. In addition, the Company is pursuing certain other PRPs for cost recovery and contribution to attempt to recover a portion of the sums which it will pay pursuant to the Fifth Partial Consent Decree. The Company also has advised its liability insurance carriers as to the pendency of the USEPA's and the Steering Committee's claims and requested indemnification and legal representation. The carriers dispute their obligations to the Company.

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

With respect to the GBF Pittsburg Superfund site, near Antioch, California, in November 1995, the DTSC, by letter, purported to require the PRP group of which the Company is a member (the PRP group) to submit a draft Remedial Action Plan (RAP) so as to prefer (and subsequently to select to perform) a remedial alternative not supported by the PRP group. The PRP group disputed that it had any obligation to submit a draft RAP as purportedly required by DTSC and in January 1996 submitted a draft RAP discussing a number of remedial alternatives. Pending the issuance of the final RAP, the PRP group is evaluating its administrative and other remedies. Failure of the PRP group to resolve this matter satisfactorily could substantially increase the cost of remediating the site.

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

At December 29, 1995, a deferred tax asset in the amount of $33,156,000 (net of a valuation allowance of $4,939,000) is included in the Company's condensed consolidated balance sheet. The asset represents the tax benefit of future tax deductions and net operating loss (NOL), alternative minimum and investment tax carryforwards anticipated, and will be realized as the Company generates taxable income over the next several years. During the second fiscal quarter ended September 29, 1995, the settlement of the Motco Trust lawsuit (see Note 2 to Condensed Consolidated Financial Statements) generated substantial amounts of current taxable income resulting in the utilization of NOL carryforwards, at which time the Company reduced its valuation allowance by $3,238,000. Furthermore, for the third fiscal quarter ended December 29, 1995, the Company participated in the recapitalization of Quanterra at which time it recognized deferred tax assets, primarily long-term capital losses, and increased its valuation allowance by $2,957,000 due to the relative uncertainty that such capital losses will be fully utilized. The above valuation allowance adjustments have been included

              INTERNATIONAL TECHNOLOGY CORPORATION
in the computation of the estimated annual effective tax rate for the fiscal year ending March 29, 1996. Additionally, for the third fiscal quarter ended December 29, 1995, the Company reported a tax credit of $7,500,000 resulting from the reduction of IT's deferred tax valuation allowance based on IT's reassessment of its ability to generate a sufficient level of future earnings to realize a substantial portion of IT's related deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

The Company's agreements with Corning relating to Quanterra contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra on January 19, 1996 in connection with the recapitalization of Quanterra (see Note 4 to Condensed Consolidated Financial Statements). The Company is committed to contribute up to an additional $2,500,000 to Quanterra and has the option to contribute more in order to maintain a 19% interest. At December 29, 1995, after an evaluation of the value of IT's remaining investment in Quanterra and recognition of a pre-tax charge of $24,595,000 related to the recapitalization transaction, the Company's condensed consolidated balance sheet included an investment in Quanterra of $12,500,000 which is now carried as a cost-basis investment. Due to the operating losses which Quanterra has been incurring and the requirement to contribute additional capital to Quanterra, the Company will continue to evaluate the ultimate recoverability of its investment in Quanterra. If the Company determines that its investment in Quanterra is not fully recoverable, a writedown of that investment could be required.

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

As a result of the consummation of this refinancing arrangement, the Company's $50,000,000 of 9 3/8% senior notes due July 1, 1996, were redeemed on November 24, 1995.

Interest on borrowings under the Company's new revolving line of credit is at the bank's prime rate plus 0.5%, or in the case of Eurodollar borrowings, at the interbank offered rate plus 1.5%. The Company is subject to a 0.5% per annum charge on the unused portion of the commitment. The Company's new credit facilities contain various financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities.

In aggregate, at December 29, 1995, letters of credit totaling approximately $33,000,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's $60,000,000 bank line of credit. The Company had no outstanding cash advances under the line at December 29, 1995. At that date, the Company's borrowing base under the line of credit allowed for additional letters of credit or borrowings of up to $19,000,000. Together with invested cash of approximately $18,000,000, this produced approximately $37,000,000 of total liquidity at December 29, 1995.

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites, dividend obligations on the depositary shares and contingent liabilities. The Company's cash and availability under its bank line are presently sufficient to meet the foreseeable requirements.

               INTERNATIONAL TECHNOLOGY CORPORATION

On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolidation, with the ultimate goal of maximizing shareholder value. This effort is directed toward responding to the challenges facing the environmental industry and seeking to reposition IT to create a platform which provides competitive advantage in its existing businesses and facilitates the exploitation of new and existing markets. The Company's chairman and its president and CEO will jointly and actively lead this effort and all opportunities will be aggressively explored, including mergers, acquisitions and strategic alliances.

                            PART II

             INTERNATIONAL TECHNOLOGY CORPORATION


Item 1.   Legal Proceedings.

The following matters and other litigation to which the Company is a party are more fully discussed in Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for current developments related to the Operating Industries, Inc. and GBF Pittsburg Superfund site matters.

Class Action Lawsuit
--------------------

The trial in this action, which was scheduled for February 27, 1996, has been continued until May 21, 1996. The Company has filed a motion for summary judgment, which the plaintiffs have opposed. The matter is pending before the trial judge. Nonbinding mediation has not, to date, resulted in a settlement.

Central Garden
--------------

The nonbinding mediation scheduled in this matter for mid-December 1995
has not, to date, resulted in a settlement.   Trial is currently set for
May 1996.

             INTERNATIONAL TECHNOLOGY CORPORATION


Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.                Description
               ----------      -----------------------------------------

               10(ii)         1.   Amended and Restated Shareholders'
                              Agreement between Corning Incorporated,
                              the registrant, IT Corporation and
                              Quanterra Incorporated, dated January 1,
                              1996.

                              2.   Form of Amended and Restated Equity
                              Investors' Undertaking, dated January 19,
                              1996, from the Equity Investors in favor of Quanterra Incorporated, Citibank, N.A., and Citicorp USA, Inc.

                              3.   Agreement, dated January 19, 1996,
                              related to the ownership of IT
                              Corporation, Corning Clinical Laboratories
                              Inc., and Corning Incorporated in
                              Quanterra Incorporated.

                  27          1.   Financial Data Schedule for the
                              quarter ended December 29, 1995.

           (b) Reports on Form 8-K.

               Current report on Form 8-K, dated November 6, 1995, reporting under Item 5, "Other Events," related to a press release, dated October 25, 1995, announcing completion of the Company's $125,000,000 refinancing.

             INTERNATIONAL TECHNOLOGY CORPORATION

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
           (Registrant)




         ANTHONY J. DELUCA                       February 12, 1996
--------------------------------------           -----------------
         Anthony J. DeLuca
Senior Vice President, Chief Financial Officer and Duly Authorized Officer

                                                      EXHIBIT 10(ii) 1.
                                                      ----------------

          AMENDED AND RESTATED SHAREHOLDERS' AGREEMENT
          --------------------------------------------


     AGREEMENT, dated as of January 1, 1996, among Corning Incorporated, a New York corporation ("Corning"), International Technology
Corporation, a Delaware corporation ("ITX"),  IT Corporation, a
California corporation ("IT") ("ITX and IT being collectively referred to as "ITC") and Quanterra Incorporated, a Delaware corporation (the "Company").

     WHEREAS, pursuant to an Asset Transfer Agreement dated as of May 2, 1994, among MetPath Inc., a subsidiary of Corning now known as Corning Clinical Laboratories Inc. ("MetPath"), ITX and IT, as amended as of June 25, 1994, on June 28, 1994, MetPath transferred to the Company its entire Enseco Division and IT transferred to the Company its entire Analytical Services Division.

     WHEREAS, as a result of certain transactions being effected as of the date hereof, as of the date hereof, Corning owns 4,860 shares of the Company's Class A Common, or 81% of the outstanding capital stock of the Company, and IT owns 1,140 shares of the Company's Class B Common Stock, or 19% of the outstanding capital stock of the Company, in each case treating the Class A Common Stock and Class B Common Stock as one class.

     WHEREAS each of Corning and ITC has agreed that during the term of this Agreement and, subject to certain conditions, following the term of this Agreement, it and its Affiliates will conduct the Analytical
Services Business exclusively through the Company and its Affiliates.

     NOW, THEREFORE, in consideration of the mutual promises and covenants hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

                    ARTICLE I - DEFINITIONS
                                -----------

     As used in this Agreement, the following terms shall have the following meanings:

     1.01. Affiliates. The terms "Affiliate" of an Investor shall mean a corporation any other business entity or a trust, in whatever country organized, which directly or indirectly controls, is controlled by or is under common control with such Investor, where such control is exercised through majority ownership of outstanding stock, including without limitation the ultimate corporate parent of each entity, it being understood that the Company and its Affiliates shall not be deemed to be an Affiliate of, or to have as an Affiliate, any of the Investors or any of their respective Affiliates.

     1.02.          Analytical Services Business.  The term "Analytical
Services
Business" shall mean the business of providing environmental testing services involving quantitative and qualitative analysis of chemicals and other pollutants and directly related services, including providing environmental management services that are incidental to any environmental testing services that are provided to a client.

     1.03. Environmental Business. The term "Environmental Business shall mean the environmental management business, including environmental consulting, engineering, construction and remediation services, conducted by ITC as of the date of this Agreement .

     1.04.          Exchange Price.   The term "Exchange Price" shall
have the meaning set forth in Section 5.01.
     1.05. Field of Activity. The "Field of Activity" of the Company shall mean the Analytical Services Business which is further defined for purposes of this Section 1.05 as including industrial hygiene testing (i.e., testing related to the monitoring of work environments, primarily for the purposes of satisfying occupational health and safety laws for substances that are potentially harmful to persons). The Company may pursue its business worldwide, and may expand into additional related services, such as (without limitation) the sale and servicing of monitoring equipment, data verification, the collection of samples in appropriate markets and bioassay. The Field of Activity does not include (i) the ownership or operation of facilities for the development of treatment and disposal techniques and technologies that address, treat, solve, or are intended for the remediation of, on-going waste streams, on- or off-site contamination or waste minimization, including bench and pilot and bench scale studies ("Technology Development/Treatability Laboratories") or (ii) the engineering or contracting businesses generally (including, without limitation, any activity requiring a contractor's, underground tank removal, asbestos removal, or professional engineering license). Corning acknowledges and agrees that IT's Technology Development/Treatability Laboratory businesses include standard analytical laboratory equipment and processes which are used in support of technology development and treatability study work done for both internal-IT and external clients, and ITC is not prohibited from pursuing such businesses/work.

     1.06. Group. The term "Group" shall mean ITX and its direct and indirect majority owned subsidiaries, including without limitation IT (the "ITC Group") on the one hand and Corning and its direct and indirect majority owned subsidiaries, including without limitation, Corning Clinical Laboratories Inc. (the "Corning Group") on the other hand.
     1.07. Investor. The term "Investor" shall mean IT or Corning or any permitted assignee of IT or Corning under Section 6.03.

     1.08. ITC Director. The term "ITC Director" shall have the meaning set forth in Section 2.01.

     1.09. Preferred Stock. The term "Preferred Stock" shall mean Cumulative Preferred Stock of the Company having the rights set forth in Exhibit A hereto.

     1.10. Shareholder. The term "Shareholder" shall mean a holder of record of shares of common or preferred stock of the Company.




                    ARTICLE II - MANAGEMENT
                                 ----------

     2.01. Board of Directors. As of the date of this Agreement, the Board of Directors of the Company consists of five members, one of whom (i.e., Anthony DeLuca) has been nominated by IT and four members (i.e., David Duke, Robert Ecklin, James Flaws and James Kaiser) have been nominated by Corning. As long as ITC beneficially owns not less than 10% of the outstanding common stock of the Company and has not defaulted with respect to its obligations under Section 4.01, Corning agrees to vote any shares of the Company held by it to elect, as a Director of the Company, a person (or, if there are nine or more directors of the Company, two persons) nominated from time to time by ITC (each being a "ITC Director"). Corning further agrees that it will cause all Shareholders which are members of the Corning Group to comply with the provisions of this Section 2.01. The foregoing agreements to vote for the election of a ITC Director shall also govern with respect to the removal of such director and to the filling of any vacancies among directors whenever and for whatever reason occurring, so that Corning agrees, subject to the conditions set forth in the second sentence of this Section 2.01, at the request of ITC, to remove the existing ITC Director(s) and to elect a new designee of ITC to serve as the ITC Director(s).

     2.02           Super-Majority Vote; Waiver of Appraisal Rights.
Each Investor agrees that, provided that no Investor shall have defaulted with respect to its obligations under Section 4.01, the approval of the Shareholders holding at least 90% of the outstanding shares of common stock of the Company, considered as one class, shall be required for any transaction effected prior to January 1, 1997 that involves (a) a merger or consolidation of the Company (other than a merger permitted to be made under Delaware General Corporation Law without the vote of the stockholders of the Company) or (b) a sale, lease or exchange of all or substantially all of the assets of the
Company, or (c) a dissolution of the Company.   Each Investor further
agrees that no transaction described in clause (a), (b) or (c) of the preceding sentence may be effected during 1997 unless (a) the Company has received an opinion from an investing banking firm of nationally recognized standing to the effect that the consideration to be received by the Shareholders in connection with the transaction is fair, from a financial point of view, to all Shareholders or (b) during calendar 1996 the Company has incurred an operating margin loss (presented on a basis consistent with calendar 1995) equal to or greater than its operating
margin loss during calendar 1995.   Each Investor hereby waives any
rights that it may have under Section 262 of the Delaware General
Corporation Law.

     2.03      Amendment of Certificate of Incorporation and Bylaws.
The Investors agree that, to the extent and only to the extent required by the Delaware General Corporation Law, the Class B Common Stock shall be entitled to vote as a separate class with respect to any amendment of the certificate of incorporation of the Company. CCL agrees that, as long as ITC beneficially owns not less than 10% of the outstanding common stock of the Company and has not defaulted with respect to its obligations under Section 4.01, the Corning Group shall not approve any amendment of the bylaws of the Company that would have the effect of increasing the percentage of common stock of the Company entitled to call a special meeting of the stockholders of the Company.

              ARTICLE III - OPERATIONAL PROVISIONS
                            ----------------------

     3.01. Environmental Business. The Investors agree that the Company shall not, directly or indirectly through any subsidiaries, conduct any Environmental Business. Nothing contained in this Section
3.01 shall prohibit or otherwise restrict (a) the Company from conducting any business that is within the Field of Activity or that is outside the Environmental Business; or (b) the Company from conducting a business within the Environmental Business that is acquired (whether for stock, assets or otherwise) after January 1, 1996 provided that (1) the revenues of such business from the Environmental Business (other than within the Field of Activity) during the twelve months immediately preceding the date of acquisition are less than 25% of the revenues of the acquired business during such period and (2) the revenues of such business from the Environmental Business (other than the Field of Activity) after the date of acquisition do not exceed in any calendar year the amount of such revenues during the twelve months preceding the date of acquisition, increased at the simple rate of 5% per annum from the date of acquisition; or (c) Corning or any Affiliates of Corning other than the Company and the Company's subsidiaries from conducting any Environmental Business.

     3.02. Accounting and Controls. The Investors acting through the Board of Directors shall hold the management of the Company accountable to conduct the business of the Company at all times in accordance with the highest standards of business ethics and in accordance with applicable laws and regulations and to maintain the Company's accounts in accordance with generally accepted United States accounting principles and, specifically, to:

               (a) make and keep books, records and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

               (b) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions are executed in accordance with general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted United States accounting principles or any other criteria applicable to such statements and to maintain accountability for assets,
(iii) access to assets is permitted only in accordance with general or specific authorizations, and (iv) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate actions is taken with respect to any differences.

Each Investor and its auditors shall have full access to all such books, records and accounts of the Company.

     3.03. Fiscal Year. The Company shall keep its books and accounts on the basis of a calendar year, unless the Board of Directors of the Company shall determine otherwise.

     3.04. Financial and Business Information. The Investors acting through the Board of Directors shall hold the management of the Company accountable to:

               (a) present annual capital, operating and strategic plans and budgets (and material modifications thereof) and investment policies to the Board of Directors for approval;

               (b) make available to all members of the Board of Directors (and, where appropriate, the Investors) on a regular and timely basis all such information and employees of the Company as may be required to permit the Directors and/or the Investors, as the case may be, to make informed judgments with respect to such plans and budgets and all other matters of interest to them;

               (c) provide to the Investors regular and timely periodic financial statements showing profit and loss, cash flow, assets and liabilities and including appropriate comparisons to budgets, analyses and forecasts; and

               (d) provide to the Investors on a regular and timely basis copies of the minutes of all meetings of the Board of Directors of the Company and any committees thereof.

     3.05. Independent Enterprise. The Company shall at all times be conducted as an independent enterprise for the profit of all Shareholders. All commercial transactions between the Company and an Investor or an Affiliate of an Investor shall be conducted on an arm's-length basis and the Company shall not grant to any Investor or any of its Affiliates terms or conditions more favorable than would be accorded unrelated third-party customers or suppliers. It is intended that all major corporate functions, including, without limitation, finance, accounting, purchasing, research and development, and sales will be fully developed and staffed by the employees of the Company.

                ARTICLE IV -  ADDITIONAL CAPITAL
                              ------------------

     4.01 Mandatory Contributions. To the extent that the Board of Directors determines that the Company requires working capital in addition to any borrowing facility with third parties, each of the Investors agrees from time to time to contribute to the Company, upon not less than fifteen business days notice, such funds as shall be required in proportion to the respective ownership of the Company's Common Stock then held by such Investor or its assignee. In no event shall Corning be required to contribute more than $10,658,000 under this
Section 4.01 or shall ITC be required to contribute more than $2,500,000 under this Section 4.01. The Board of Directors has approved the issuance, and each of the Investors shall be entitled to receive from the Company, a stock certificate representing 1 share of Common Stock (Class A Common Stock in the case of the Corning Group and Class B Common Stock in the case of the ITC Group) for each $3,333.33 required to be contributed under this Section 4.01 (or, if less, the per share book value reflected in the most recent balance sheet of the Company that has been prepared as of the date of the contribution). No contributions shall be required to be made under this Section 4.01 with respect to any Preferred Stock held by any Investor.

     4.02 Additional Contributions. In the event that the Board of Directors determines that the Company requires additional equity capital in excess of the aggregate amount of $13,158,000 required under Section 4.01, the Board of Directors shall determine the terms upon which additional contributions are to be sought. The proposed offering price shall be the then fair market value of the equity securities proposed to be issued as reasonably determined by the Board of Directors. Each Investor shall have the pre-emptive right, upon such terms and conditions as is established by the Board of Directors, to purchase up to its pro rata share of any capital stock proposed to be issued by the Company, except that any common stock issued to the Corning Group shall be Class A Common Stock and any common stock issued
to the IT Group shall be Class B Common Stock.   For this purpose, pro
rata shall mean the Investor's proportionate share of the outstanding Common Stock of the Company then owned by the Investor provided, however, that in the event that any preferred stock of the Company has been issued and is proposed to be issued in the offering, pro rata shall mean the Investor's proportionate share of the outstanding preferred stock of the Company then owned by the Investor. No Investor shall have any pre-emptive right to purchase any Common Stock of the Company by
reason of any Preferred Stock held by the Investor.   An Investor's
right to purchase capital stock under this Section 4.02 shall be forfeited if the Investor does not pay the proposed offering price in cash, and execute such other documents as the Board of Directors shall reasonably require, at such time as shall be designated by the Board of Directors, but in no event on less than thirty business days notice.

          ARTICLE V - EXCHANGE OF CLASS B COMMON STOCK
                      --------------------------------

     5.01 Valuation Procedure. At any time on or after the second anniversary of the date of this Agreement and not later than the seventh anniversary of the date of this Agreement, Corning shall have the right to appoint an investment banking firm to determine the fair market value of the Company taken as a whole. At any time on or after the date six months prior to the seventh anniversary of the date of this Agreement (but in no event later than the seventh anniversary of the date of this Agreement), provided that Corning has not previously elected to exchange the Class B Common Stock under Section 5.03, IT shall have the right to appoint an investment banking firm to determine the fair market value of the Company taken as a whole. Any such determination of fair market value shall be made within three months following the appointment of the investment banking firm. Promptly upon the determination by the investment banking firm of such fair market value, the Board of Directors shall give notice thereof by telecopy, confirmed in writing, to each Shareholder. Such notice shall set forth the aggregate fair market value of the Company, the total number of outstanding shares of the Company, the fair market value per share and the aggregate number of shares held by each Group. Such valuation shall be become effective for purposes of Sections 5.03 and 5.04 unless either Shareholder objects to the valuation in writing not less than five business days after receiving the notice. In the event any or both Investors objects to the valuation, the objecting Investor(s) shall have the right to appoint an additional investment banking firm to determine the fair market value of the Company taken as a whole. Promptly upon the determination by any additional investment banking firm(s) of the fair market value of the Company, the Board of Director shall give notice thereof by telecopy confirmed in writing to each Shareholder. Such notice shall set forth the average of the fair market values of the Company determined by the investment banking firm and each additional investment banking firm and, based on such averages, shall set forth the fair market value per share of Common Stock. Such average valuation shall become effective for purposes of Sections 5.03 and 5.04 unless either Investor objects to the average valuation not less than five business days after receiving the notice. Notwithstanding the foregoing, a party shall not have the right to object to any average valuation (or to seek the appointment of an additional investment banking firm) if an additional investment banking firm has previously been appointed under this Section 5.01 at its request, so that a maximum of three investment banking firms (including the initial investment banking firm) can be appointed at any one time under this Section 5.01. In the event that an Investor objects (and is permitted under the preceding sentence to object) to the average valuation, the objecting Investor shall appoint an additional investment banking firm to determine the fair market value of the Company taken as a whole. Promptly upon the determination by such additional investment banking firm of the fair market value of the Company, the Board of Directors shall give notice thereof by telecopy confirmed in writing to each Shareholder. Such notice shall set forth the average of the fair market values of the Company determined by the investment banking firm and each additional investment banking firm and, based on such averages, shall set forth the fair market value per share of Common Stock. Such average valuation shall become effective for purposes of Sections 5.03 and 5.04, regardless of whether any Shareholder objects thereto. The "Exchange Price" shall mean the fair market value of each share of common stock of the Company as determined under this Section 5.01. Each share of Class B Common Stock shall have the same value as each share of

Class A Common Stock.

     5.02 Investment Banking Firm. Each investment banking firm appointed under Section 5.01 shall be a U.S. investment banking firm of nationally recognized standing. The identity of each investment banking firm shall be subject to the approval of the non-appointing Investor, which approval shall not be unreasonably withheld or delayed. If the Investors are unable to agree on the appointment of the investment banking firm, such appointment shall be made pursuant to the Rules of the American Arbitration Association. The fees and expenses of any investment banking firm shall be paid by the Investor requesting the appointment of such investment banking firm. The Company shall provide such assistance as is reasonably requested by any investment banking firm appointed under this Agreement, including without limitation by providing historical financial statements and projections.

     5.03 Exchange of Class B Common Stock. By notice delivered at any time (but in no event prior to July 1, 1998) within the period ending one month after the determination of the Exchange Price under
Section 5.01, the Company shall have the right to exchange all (and not less than all) of the outstanding Class B Common Stock for Preferred Stock on a share for share basis. In such event, the Company shall amend its certificate of incorporation as provided in Exhibit A hereto and the initial Liquidation Valuation of the Preferred Stock (before giving effect to any increase by reason of any unpaid and accrued dividends) shall be the Exchange Price. The closing shall be held at the principal executive office of the Company upon such business day as is set forth in the notice, which shall be not less than five business days and not more than ten business days after the notice is given. At the closing the holder of the Class B Common Stock shall surrender all outstanding stock certificates representing Class B Common Stock issued to such holder, a stock power to the Company executed by the record holder and such other documents as the Company shall reasonably request and the Company shall deliver to the holder a stock certificate for the number of shares of Preferred Stock to which such holder is entitled, registered in the name of such holder. All such shares of Preferred Stock shall be held for investment and not with a view to distribution
of such shares.   Notwithstanding the foregoing, at any closing
occurring on and after the fifth anniversary of this Agreement, the Company shall have the option to deliver to the holder, in lieu of Preferred Stock, cash in an amount equal to the aggregate Exchange Price of the Class B Common Stock being sold by such holder. The valuation procedure under Section 5.01 may be re-invoked by Corning if it does not timely elect to exchange the Class B Common Stock under this Section
5.03 after the Exchange Price has been determined provided that in such event, notwithstanding the provisions of Section 5.02, Corning shall be responsible for the fees and expenses of all the investment banking firms. ITC waives any rights it may have to assert that any exchange effected pursuant to this Section 5.03 may involve a breach of fiduciary duty owing by the Company or Corning to ITC as a minority investor.

          5.04 Sale of Class B Common Stock. By notice delivered at any time (but in no event prior to the seventh anniversary of this Agreement) within the period ending one month after the determination of the Exchange Price under Section 5.01 (or, if later, the seventh anniversary of this Agreement), IT shall have the right to sell to the Company all (and not less than all) of the outstanding Class B Common

Stock for cash equal to the aggregate Exchange Price of all the Class B Common Stock held by the ITC Group. The closing shall be held at the principal executive office of the Company upon such business day as is set forth in the notice, which shall be not less than five business days and not more than ten business days after the notice is given (or, if later, the seventh anniversary of the date of this Agreement). At the closing the holder of the Class B Common Stock shall surrender all outstanding stock certificates representing Class B Common Stock issued to such holder, a stock power to the Company executed by the record holder and such other documents as the Company shall reasonably request and the Company shall deliver to the holder in cash the Exchange Price for each share of Class B Common Stock surrendered by such holder.

          ARTICLE VI -  SALE OR TRANSFER OF SHARES
                        --------------------------

     6.01. No Sale or Transfer for Two Years. No Shareholder which is a member of either the ITC Group or the Corning Group shall pledge, encumber, sell or otherwise transfer any shares of the Company during the period of two years beginning on the date of this Agreement. Notwithstanding the foregoing, in connection with the Credit Agreement, each Shareholder has agreed with Citibank, N.A. under the Equity Investors Undertaking not to pledge any shares of the Company, and to the extent prohibited by the terms of such facility, as it may be amended from time to time, no Shareholder shall pledge, encumber or transfer such shares or permit any Change of Control (as defined in the Credit Agreement) to occur.

     6.02. Desire to Sell. If after two years from the date hereof, any Shareholder in one Group shall desire to sell all or a part of its shares of capital stock of the Company (whether Common Stock, Preferred Stock or otherwise), such Shareholder shall first provide the Shareholders in the other Group with written notice of its desire to sell, including a description of the number of shares to be offered, their proposed price and the financial terms on which they will be offered. The Shareholders in the other Group shall have 60 days after receipt of such notice to exercise (acting as a group), by mailing to such selling Shareholder a written notice thereof, a right of first refusal or option to purchase such shares at a price and upon financial terms offered by the selling Shareholder. If the Shareholders in the other Group exercise such right of first refusal or option to purchase, they shall have an additional period of 60 days after such exercise within which to tender payment for such shares in accordance with such terms. Any shares so purchased may be allocated among the Shareholders in the purchasing Group as they may agree. If the Shareholders in the other Group do not exercise such right of first refusal or option to purchase, the selling Shareholder shall have a 90-day period in which to sell the shares at a price and upon financial terms no less favorable to the selling Shareholder than those specified in the selling Shareholder's notice to the Shareholders in the other Group. No more than two notices may be given by members of any one Group under this
Section 6.02 in any twelve month period. This Section 6.02 shall be binding on any assignee of any Shareholder, including without limitation, any person who may foreclose on any shares of the Company pledged in compliance with Section 6.01.

     6.03.          Permitted Transfers.  The provisions of Sections
6.01 and 6.02 notwithstanding, a Shareholder may transfer any shares of the Company held by it to any other member of the same Group; provided, however, that the transferee shall have agreed to be bound jointly with the transferring Shareholder by all of the terms and conditions of this Agreement and the Equity Investors' Undertaking. Each such transferee shall execute the form of Undertaking Supplement set forth in Exhibit A to the Equity Investors' Undertaking or such other document as shall be acceptable to the lenders under the Credit Agreement. ITX and Corning each shall not permit any Shareholder (including without limitation IT) to cease to be a member of its Group without first transferring ownership of the shares of the Company held by such Shareholder to a corporation or other entity which shall remain a member of such Group.

     6.04. Recording of Transfers. The Company shall not record the transfer of shares of its capital stock by any Shareholder in violation of this Article VI, and shall affix a legend on any stock certificate representing shares subject to this Article VI giving notice of this Article.

     6.05 Legends. Each Investor agrees to cause all stock certificates representing shares of capital stock of the Company shall bear the following legend: "The shares represented by this stock certificate are subject to restrictions on transfer and voting and to a put and call, all as set forth in the Amended and Restated Shareholders' Agreement dated as of January 1, 1996 among Corning Incorporated, International Technology Corporation, IT Corporation and Quanterra Incorporated."

        ARTICLE VII - REFERRAL AND SERVICING OF BUSINESS
                      ----------------------------------

     7.01. Use of Company's Services. During the term of this Agreement and for a period of one year following the termination of this Agreement, ITX shall use all reasonable efforts, consistent with its past practice, and government procurement regulations, to cause its Affiliates and its and their respective customers, to utilize the services of laboratories owned and operated by the Company, including, whenever possible, by referring clients and others to the Company's laboratories and by providing for the use of the Company's laboratories in its contracts with its clients.

     7.02.          Servicing by the Company.  During the term of this

Agreement and for a period of one year following the termination of this Agreement, the Company shall likewise use all reasonable efforts to maintain sufficient capacity to process all samples originating from ITC and its customers, and to actually process such samples, on bases at least as favorable as those the Company offers to similar clients. In furtherance of the foregoing, the Company agrees to use all reasonable efforts to offer to IT and its clients prices, turnaround times, and other terms and conditions at least as favorable as those offered to similar clients. The Company also agrees to maintain such quality assurance/quality control and similar programs as ITC shall reasonably request in connection with ITC's efforts to utilize and refer business to, the Company's laboratories.

     7.03 Payment for Services. ITC agrees to pay the Company, no later than sixty days after the date of an invoice, for all environmental testing services ordered by or on behalf of ITC and performed by the Company. Nothing contained in this Section 7.03 shall prejudice any right ITC may have not to pay for any services that have not been satisfactorily performed.

     7.04 Sharing of Knowledge. During the term of this Agreement and for a period of one year following the termination of this Agreement, ITC shall share with the Company and Corning such knowledge of ITC of the environmental industry as the Company or Corning may request from time to time, provided however, that nothing contained in this Section 7.04 shall require ITC to share any knowledge as would violate law or any agreement to which ITC shall be a party or to share any pricing information in any area in which ITC may be in competition with the Company or Corning or is otherwise, in the opinion of ITC's counsel, inappropriate.

                 ARTICLE VIII - NON-COMPETITION
                                ---------------

     8.01.          Non-Competition.   During the term of this Agreement
and for a period of five years following the termination of this Agreement, Corning and ITX will not, and will cause other members of its Group not to, own, manage, operate or control, or participate in the ownership, management, operation or control of, or have any ownership interest in, any business that owns or operates fixed or mobile laboratories within the Field of Activity (excluding, however, industrial hygiene testing), provided, however, that nothing contained in this Section 8.01 shall prohibit any person from owning less than one percent (1%) of any class of securities of a company in the Field of Activity which securities are listed on a national securities exchange or publicly traded in the over-the-counter market. The parties understand that IT has several business divisions that are engaged in the environmental management business (including environmental consulting, engineering (including pollution control engineering), construction and remediation services), which business and services will not be deemed to violate the provisions of this Section 8.01 as long as they do not fall within the Field of Activity. Notwithstanding the foregoing, (a) Corning's Affiliate, DeYor/CPF (or its successor), may continue to be engaged in the business of providing environmental testing services provided that, excluding revenues from industrial hygiene testing (as defined in Section 1.05), the revenues of DeYor/CPF (or its successor) from environmental testing services do not exceed $2 million in any calendar year; (b) any member of either Group may operate a business within the Field of Activity that is acquired (whether for stock, assets or otherwise) after May 1, 1994 provided that
(1) the revenues of such business from environmental testing services during the twelve months immediately preceding the date of acquisition are less than 15% of the revenues of the acquired business or assets from all other businesses during such period and (2) the revenues of such business from environmental testing services after the date of acquisition do not exceed in any calendar year the amount of such revenues during the twelve months preceding the date of acquisition, increased at the simple rate of 5% per annum from the date of acquisition, (c) ITC and its Affiliates may operate at major remediation project sites laboratories for the processing of samples taken from such project site in support of remediation or related services being provided at such site by ITC or its Affiliates and (d) members of the Corning Group may own or operate facilities for environmental product or compound safety testing including, without limitation, (1) environmental testing studies for the (a) the state, federal, international or foreign registration and registration of pesticides, (b) environmental assessment of pharmaceutical compounds and animal health products and
(c) the pre-manufacture and pre-marketing notification testing of new chemicals as required by applicable laws, rules and registration and (2) pesticide water monitoring studies. The parties further agree that ITC and its Affiliates and Corning and its Affiliates may service outside the Field of Activity persons who are customers of the Company. If any of the provisions of this Section 8.01 is held to be unenforceable because of the scope, duration or area of its applicability, the court making such determination shall have the power to modify such scope, duration or area or all of them, and such provision shall then be applicable in such modified form.

                       ARTICLE IX - TERM
                                    ----

     9.01. Term. This Agreement shall remain in full force and effect until (i) the liquidation or dissolution of the Company or (ii) such time as one of the Investors no longer owns any equity securities of the Company, whether Class A Common Stock, Class B Common Stock or Preferred Stock. Notwithstanding the immediately preceding sentence,
(a) the provisions of Article V shall survive the termination of this Agreement and (b) the members of either Group, so long as they continue to own at least 10% in aggregate of the shares of Common Stock or all of the outstanding Preferred Stock, or the assignee of either Group or the purchaser of substantially all of the assets of the Company shall continue to have the right, provided that they have not defaulted with respect to their obligations under Section 4.01, to enforce the provisions of Articles VII and VIII with respect to the Company and the members of the other Group.

     Any provisions of this Agreement which constitutes an agreement governed by Section 218(c) of the Delaware General Corporation Law (or any statutory provision which is a successor thereto) shall be effective for a period of ten years from the date hereof (or such longer period as may be permitted by any such successor statutory provision); provided that any time within two years prior to the end of such ten-year (or longer) period, the parties may extend the duration of such provision for as many additional periods, each of ten years duration (or such longer permitted period), as they may then agree.

                   ARTICLE X - MISCELLANEOUS
                               -------------

     10.01. Assignment on Written Consent. This Agreement shall be binding upon and inure to the benefit of the Company, the Investors and their respective successors and assigns. Except as provided in
Section 6.03, this Agreement may not be assigned in whole or in part by an Investor except with the prior written consent of the other Investors; provided, however, this Agreement may be assigned as a result of a merger, consolidation, share exchange or liquidation of a Shareholder in which the Shareholder is not the survivor, provided that the surviving or successor entity and each entity that controls the surviving or successor entity agrees in writing with the remaining Shareholder to be bound by the provisions of this Agreement. Nothing in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any person other than the parties to this Agreement and their respective successors and assigns, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third person to any party to this Agreement.

     10.02. Amendment or Modification. This Agreement may not be modified or amended except by a writing duly signed by the authorized representatives of the parties hereto.
     10.03. Severability. In the event any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and/or enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

     10.04. No Waiver. No failure or delay on the part of any party in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     10.05. Applicable Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York without regard to principles of conflicts of laws, except that matters concerning the organization and internal corporate affairs of the Company shall be governed by the laws of the State of Delaware. Jurisdiction and venue for litigation of any dispute, controversy or claim arising out of or in connection with this Agreement shall be only in a United States federal court or a New York state court having subject matter jurisdiction located in New York, New York. The parties hereby expressly submit to the personal jurisdiction of the foregoing courts located in New York, New York, and waive any objection or defense based on personal jurisdiction or venue that might otherwise be asserted to proceedings in such courts.

     10.06. Attorney's Fees. If any action or other proceeding is brought for the enforcement of this Agreement or because of any alleged dispute, default or misrepresentation in connection with any of its provisions, the successful or prevailing party shall be entitled to recover reasonable attorney's fees and other costs incurred in the actions or proceeding, in addition to any other relief to which it may be entitled. In addition, any award of damages as a result of breach of this Agreement or any of its provisions shall include an award of prejudgment interest from the date of the breach at the interest rate announced from time to time by Citibank, N.A. as its base rate. If any action or other proceeding is brought to enforce a judgment rendered in connection with this Agreement, the judgment creditor shall be entitled to recover reasonable attorney's fees and other costs incurred, and such costs shall be recoverable as a separate item. This provision shall be severable from all other provisions of this Agreement, shall survive any judgment, and shall not be deemed merged into the judgment.

     10.07. Notices. All notices and communications hereunder given by any party to any other party shall be in writing (including by telecopy) and shall be deemed to have been duly given when received if delivered in person or by mail, first-class, postage and certified mail prepaid, and when sent, if sent by telecopy, addressed to the respective parties hereto as follows:

          If to Corning:      Corning Incorporated
                              MP-HQ-E2-21
                              Corning, NY 14831
                              Attention: Secretary
                              Telecopy:  607-974-6135

          If to ITC:          IT Corporation
                              c/o International Technology Corporation

                              23456 Hawthorne Boulevard
                              Torrance, CA  90505
                              Attention:  General Counsel
                              Telecopy:  310-791-4770

          If to the Company:  5251 DTC Parkway
                              Suite 415
                              Englewood, Colorado  80111
                              Attention:  President
                              Telecopy:  303-796-2002

or to such other address as a party may have specified by written notice to the other parties.

     10.08. Headings. Article and Section headings in this Agreement are included for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

     10.09. Execution in Counterparts. This Agreement may be executed by the parties hereto in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original but all of which when taken together shall constitute but one and the same instrument.

     10.10. Arbitration. All disputes or differences arising out of or related in any way to this Agreement shall be submitted to the decision of three (3) arbitrators, one to be chosen by each party, and the third to be chosen by the two previously selected arbitrators. If either of the parties fails to appoint an arbitrator within one (1) month after receipt of a demand to arbitrate, such arbitrator shall at the request of either party be appointed by application to the courts of New York having competent jurisdiction therefor.

          The arbitration proceedings shall take place in New York. The applicant shall submit its case within one (1) month after the appointment of the arbitration panel, and the respondent shall submit his reply within one (1) month after receipt of a claim. The arbitrators shall apply the rules of evidence and law applicable in courts sitting in New York.

          The arbitration panel shall be empowered to award provisional (i.e., injunctive) relief upon proper application, but a party shall be entitled, pending the appointment of all such arbitrators and the convening of such arbitration, to seek such relief from any court otherwise having competent jurisdiction of such matter.

          The arbitration panel shall render a written, reasoned decision on each issue before it, in which decision it shall also state how each arbitrator voted. Any decision by the arbitration panel shall be binding upon the parties and may be entered as a final judgment in any court having jurisdiction. The cost of any arbitration proceeding shall be borne by the parties as the arbitrator shall determine if the parties have not otherwise agreed.

          This Section shall survive the termination of this Agreement.

     10.11. Specific Enforcement. Notwithstanding any other provision of this Agreement, it is understood and agreed that damages and any other remedies at law may be inadequate in the case of any breach by any party hereto of any of the provisions hereof, and each party hereto agrees that the other parties shall be entitled to equitable relief and the remedy of specific performance with respect to any breach or attempted breach of any of the provisions hereof.

     10.12. Entire Document. This Agreement, together with the letter agreement dated January 19, 1996 among Corning, Corning Clinical Laboratories Inc., IT, ITX and the Company, embodies the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings of the parties, including without limitation, the Shareholders' Agreement dated as of June 28, 1994 among MetPath, ITX, IT and the Company.
     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the date first above written.

                              CORNING INCORPORATED

                              By_____________________________

                              IT CORPORATION

                              By______________________________

                              INTERNATIONAL TECHNOLOGY
                              CORPORATION

                              By______________________________

                              QUANTERRA INCORPORATED


                              By______________________________

                                                       EXHIBIT 10(ii) 2.
                                                       -----------------

                                              EXHIBIT E TO THE AMENDED
                                              AND RESTATED CREDIT
                                              AGREEMENT




====================================================================

    FORM OF AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING
                      Dated January 19, 1996

                               from

                THE EQUITY INVESTORS NAMED HEREIN

                           in favor of

                      QUANTERRA INCORPORATED

                         and in favor of
                THE LENDERS PARTIES TO THE CREDIT
                  AGREEMENT REFERRED TO HEREIN,

                         CITIBANK, N.A.,

                     as Initial Issuing Bank,

                               and

                       CITICORP USA, INC.,

                             as Agent

====================================================================

                        TABLE OF CONTENTS


                                                             Page

SECTION 1.     No Liens, Etc . . . . . . . . . . . . . . . . .  1

SECTION 2.     Indemnification, Etc. . . . . . . . . . . . . .  2

SECTION 3.     Taxes, Etc. . . . . . . . . . . . . . . . . . .  3

SECTION 4.     Obligations Absolute. . . . . . . . . . . . . .  3

SECTION 5.     Waivers and Acknowledgments . . . . . . . . . .  4

SECTION 6.     Separate Undertakings . . . . . . . . . . . . .  5

SECTION 7.     Representations and Warranties. . . . . . . . .  6

SECTION 8.     Notice and Defense of Claims. . . . . . . . . .  8

SECTION 9.     Consent to Assignment by the Borrower . . . . .  9

SECTION 10.    Survival of Obligations . . . . . . . . . . . .  9

SECTION 11.    Expenses. . . . . . . . . . . . . . . . . . . .  9

SECTION 12.    Amendments; Waivers; Etc. . . . . . . . . . . . 10

SECTION 13.    Notices, Etc. . . . . . . . . . . . . . . . . . 10

SECTION 14.    Continuing Agreement; Assignments
               Under the Credit Agreement. . . . . . . . . . . 10

SECTION 15.    Execution in Counterparts . . . . . . . . . . . 11

SECTION 16.    Severability. . . . . . . . . . . . . . . . . . 11

SECTION 17.    Governing Law; Submission to Jurisdiction, Etc. 11


                             SCHEDULE

Schedule I     -    Borrower's Common Stock


                             EXHIBITS

Exhibit A -    Form of Undertaking Supplement

                                                   EXECUTION COPY








====================================================================


        AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING
                      Dated January 19, 1996

                               from

                THE EQUITY INVESTORS NAMED HEREIN

                           in favor of

                      QUANTERRA INCORPORATED

                         and in favor of

                THE LENDERS PARTIES TO THE CREDIT
                  AGREEMENT REFERRED TO HEREIN,

                         CITIBANK, N.A.,

                     as Initial Issuing Bank,

                               and

                       CITICORP USA, INC.,

                             as Agent

====================================================================

        AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING



          AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING dated January 19, 1996 from CORNING CLINICAL LABORATORIES INC. (formerly known as MetPath Inc.), a Delaware corporation ("MetPath"), CORNING INCORPORATED, a New York corporation and the indirect owner of all the issued and outstanding shares of capital stock of MetPath ("Corning" and together with MetPath and their Permitted Transferees, the "MetPath Group"), INTERNATIONAL TECHNOLOGY CORPORATION, a Delaware corporation ("ITX"), and IT CORPORATION, a California corporation ("IT" and, together with ITX, "ITC"; and ITC, together with its Permitted Transferees, the "ITC Group") in favor of QUANTERRA INCORPORATED, a Delaware corporation (the "Borrower"), and in favor of the lenders (the "Lenders") parties to the Credit Agreement (as hereinafter defined), Citibank, N.A., as the Initial Issuing Bank (as defined in the Credit Agreement) under the Credit Agreement, and Citicorp USA, Inc., as agent (together with any successor agent appointed pursuant to Article VII of the Credit Agreement, the "Agent") for the Lenders and the Issuing Banks under the Credit Agreement. ITC, MetPath, Corning and any Additional Equity Investors (as defined in Section 12(c)) are hereinafter collectively referred to as the "Equity Investors", and the MetPath Group and the ITC Group are hereinafter collectively referred to as the "Investor Groups".

                      PRELIMINARY STATEMENTS

          (1) The Lenders, the Issuing Banks and the Agent have entered into the Amended and Restated Credit Agreement dated as of January 16, 1996 (as amended, supplemented or otherwise modified hereafter from time to time, the "Credit Agreement") with the Borrower. Capitalized terms not otherwise defined herein shall have the same meanings as specified in the Credit Agreement.

          (2) It is a condition precedent to the making of Advances by the Lenders under the Credit Agreement and the issuance of Letters of Credit by the Issuing Banks under the Credit Agreement that each of the Equity Investors shall have executed and delivered this Agreement.

          NOW, THEREFORE, in consideration of the premises and in order to induce the Lenders to make Advances under the Credit Agreement and the Issuing Banks to issue Letters of Credit under the Credit Agreement, each of the Equity Investors hereby agrees as follows:

          SECTION 1. No Liens, Etc. So long as any Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender or any Issuing Bank shall have any Commitment under the Credit
Agreement, each of the Equity Investors will not:

          (a) create, incur, assume or suffer to exist any Lien on or with respect to any shares of the Borrower's Common Stock, whether now owned or otherwise held or hereafter acquired or otherwise held, or sign or file or suffer to exist under the Uniform Commercial Code (or any similar legislation) of any jurisdiction a financing statement that names such Equity Investor as debtor and includes any shares of the Borrower's Common Stock as collateral, or sign or suffer to exist any security agreement authorizing any secured party thereunder to file such financing statement, except for Liens created under the Loan Documents; or

          (b) enter into or suffer to exist any agreement prohibiting or conditioning the creation or assumption of any Lien upon any shares of the Borrower's Common Stock, except for any such agreement with the Agent, the Lenders and the Issuing Banks.

          SECTION 2.     Indemnification, Etc.   Each of the Equity
Investors (other than Corning) hereby unconditionally agrees:

          (a) to pay, upon written demand therefor by or on behalf of the Borrower, the amount of any and all Environmental Costs (as hereinafter defined) incurred by the Borrower or any of its Subsidiaries and related to, or arising in connection with, any property transferred to the Borrower by such Equity Investor (or by any Initial Equity Investor or any other Equity Investor that is or was a member of the Investor Group of such Equity Investor (each, an "Original Investor")) in the Initial Contribution (as hereinafter defined) and to reimburse the Borrower and each of its Subsidiaries for any payments made by the Borrower or such Subsidiary in respect of any Environmental Costs related to any such property; and

          (b) to indemnify and hold harmless the Agent, each Lender and each Issuing Bank and each of their affiliates and each of their respective officers, directors, employees, agents and advisors (each, an "Indemnified Party") from, and hold each of them harmless against, (i) any and all Environmental Costs related to any property transferred to the Borrower by such Equity Investor (or by any Original Investor of such Equity Investor) in the Initial Contribution and (ii) any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) arising out of or resulting from this Agreement (including, without limitation, enforcement of this Agreement), in each case except to the extent such Environmental Cost, claim, damage, loss, liability or expense is found in a final, nonappealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct.

          (c) that, notwithstanding anything in this Agreement to the contrary, during any period in which the Agent, for itself and/or on behalf of the Lenders and the Issuing Banks, shall not have received the payment of all or any part of the principal of or interest on any advances or any other amounts owing under or in respect of any Loan Document when the same becomes due and payable (whether by scheduled maturity, required repayment, acceleration or otherwise), such Equity Investor shall make payment of all funds under this Section 2 directly to the Agent at its address at 399 Park Avenue, New York, New York 10043, Account No. 36852248, or such other account as the Agent may specify to the Equity Investors from time to time (the "Agent's Account"), for its benefit and/or for the ratable benefit of the Lenders and the Issuing Banks. All payments that are received by the Borrower contrary to the provisions of this Section 2(c) shall be received in trust for the benefit of the Agent, the Lenders and the Issuing Banks, shall be segregated from other property and assets or funds of the Borrower and shall be forthwith paid over to the Agent in the same form as so received (with any necessary endorsement or assignment).

For purposes of this Agreement, the term "Environmental Costs" means, with respect to each Equity Investor, any and all claims, liabilities, obligations, losses, deficiencies, damages, costs and expenses (including, without limitation, fees and disbursements of counsel) of every kind, nature and description that may be payable by virtue of, or be based upon, or arise out of, or result from any obligation or liability of such Equity Investor (or of any Original Investor of such Equity Investor) not included in the Assumed Obligations or any material

Encumbrance (each as defined in the Asset Transfer Agreement) on any owned Transferred Division of such Equity Investor (or of any Original Investor of such Equity Investor) or any claim made, or action or proceeding brought, for actions taken or omitted to be taken by such Equity Investor (or by any Original Investor of such Equity Investor) in connection with or arising out of the conduct of the Analytical Services Business (as defined in the Asset Transfer Agreement) of such Equity Investor (or of any Original Investor of such Equity Investor) or the ownership by such Equity Investor (or by any Original Investor of such Equity Investor) of its Transferred Division on or prior to the date of the initial borrowing under the Original Credit Agreement, including, without limitation, any violation or alleged violation of, or liability incurred under, any Environmental Law in connection with the Analytical Services Business of such Equity Investor (or of any Original Investor of such Equity Investor) based on (i) a condition existing prior to the date of the initial borrowing under the Original Credit Agreement, (ii) the acts or omissions of such Equity Investor (or of any Original Investor of such Equity Investor), or its agents or contractors or Affiliates, prior to the date of the initial borrowing under the Original Credit Agreement or (iii) the leasing, occupancy or ownership by such Equity Investor (or by any Original Investor of such Equity Investor) of its properties prior to the date of the initial borrowing under the Original Credit Agreement. Furthermore, for purposes of this Agreement, (A) the term "Initial Contribution" means the "Contribution" as defined in the Preliminary Statements to the Original Credit Agreement and (B) the term "Transferred Division" has the meaning specified in Section 1.01 of the Original Credit Agreement.

          SECTION 3. Taxes, Etc. (a) Each Equity Investor jointly and severally agrees to pay any present or future Other Taxes
(including, without limitation, interest and penalties) that arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any transaction contemplated hereby.

          (b) Each Equity Investor jointly and severally agrees to indemnify the Agent, each Lender and each Issuing Bank for the full amount of Other Taxes, and for the full amount of taxes imposed by any jurisdiction on amounts payable under this Section 3, imposed on or paid by the Agent, such Lender or such Issuing Bank, as the case may be, and any liability (including penalties, additions to tax, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date the Agent, such Lender or such Issuing Bank, as the case may be, makes written demand therefor.

          SECTION 4. Obligations Absolute. Each Equity Investor agrees to perform its obligations under this Agreement strictly in accordance with the terms hereof, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the terms of any other Loan Document or the rights of the Agent, any Lender or any Issuing Bank with respect thereto. The Obligations of each Equity Investor under this Agreement are independent of the Obligations of the Loan Parties under the other Loan Documents, and a separate action or actions may be brought and prosecuted against each Equity Investor to enforce this Agreement, irrespective of whether any action is brought against the Borrower or any other Equity Investor or whether the Borrower or any other Equity Investor is joined in any such action or actions. The Obligations of each Equity Investor under this Agreement shall be absolute, unconditional and irrevocable irrespective of, and each Equity Investor hereby irrevocably waives any defenses it may now or hereafter have in any way relating to, any and all of the following:

          (a)  any lack of validity or enforceability of any Loan
Document or any agreement or instrument relating thereto;

          (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations of the Borrower under any Loan Document, or any other amendment or waiver of or any

                               4
consent to departure from any Loan Document, including, without limitation, any increase in the Commitments thereunder or in the obligations of the Borrower under the Loan Documents resulting from the extension of additional credit to the Borrower or any of its Subsidiaries or otherwise;

          (c) any taking, exchange, release or nonperfection of any Collateral, or any taking, release, amendment or waiver of or consent to departure from any guaranty, for all or any of the Loan Documents or the Obligations arising thereunder;

          (d) any manner of application of Collateral, or proceeds thereof, to all or any of the Obligations of the Borrower evidenced or purported to be evidenced by any of the Loan Documents, or any manner of sale or other disposition of any Collateral for all or any of the Obligations of the Borrower evidenced or purported to be evidenced by any of the Loan Documents, or any other property and/or assets of the Borrower or any of its Subsidiaries;

          (e) any change, restructuring or termination of the corporate structure or existence of the Borrower or any of its Subsidiaries;

          (f) any failure of the Agent, any Lender or any Issuing Bank to disclose to any Loan Party any information relating to the financial condition, operations, properties or prospects of any other Loan Party now or hereafter known to Agent, Lender or Issuing Bank; or

          (g) any other circumstance (including, without limitation, any statute of limitations or any existence of or reliance on any representation by the Borrower, the Agent, any Lender or any Issuing
Bank) that might otherwise constitute a defense available to, or a discharge of, the Borrower or any guarantor or surety.
This Agreement shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Notes or of any other amounts payable under or in respect of the Loan Documents (including, without limitation, any amount payable under this Agreement) is rescinded or must otherwise be returned by the Agent, any Lender or any Issuing Bank or by any other Person upon the insolvency, bankruptcy or reorganization of the Borrower or otherwise, all as though such payment had not been made.

          SECTION 5. Waivers and Acknowledgments. (a) Each Equity Investor hereby unconditionally and irrevocably waives promptness, diligence, notice of acceptance and any other notice with respect to this Agreement or any of the other Loan Documents and the Obligations thereunder, and any requirement that the Agent, any Lender or any Issuing Bank protect, secure, perfect or insure any Lien or any property and/or assets subject thereto or exhaust any right or take any action against the Borrower or any other Person or any Collateral.

          (b) Each Equity Investor hereby unconditionally and irrevocably waives any duty on the part of the Agent, any Lender or any Issuing Bank to disclose to such Equity Investor any matter, fact or thing relating to the business, operation or condition of the Borrower or to its property and/or assets now or hereafter known by the Agent, such Lender or such Issuing Bank.

          (c) Each Equity Investor hereby unconditionally and irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement or any other Loan Document, the transactions contemplated hereby or thereby, or the actions of the Agent, any Lender or any Issuing Bank in the negotiation, administration, performance or enforcement hereof or thereof.

          (d) Each of the Equity Investors hereby unconditionally waives any right to revoke this Agreement, and acknowledges that this Agreement is continuing in nature and applies to all of the Obligations of such Equity Investors under or in respect of this Agreement, whether existing now or in the future.

          (e) Each Equity Investor hereby unconditionally and irrevocably waives any claim or other right that it may now or hereafter acquire against the Borrower or any insider guarantor that arises from the existence, payment, performance or enforcement of such Equity Investor's Obligations under this Agreement or any other Loan Document, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution or indemnification and any right to participate in any claim or remedy of the Agent, any Lender or any Issuing Bank against the Borrower or any Collateral or, except for any right of contribution, against such insider guarantor, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, including, without limitation, the right to take or receive from the Borrower or such insider guarantor, directly or indirectly, in cash or other property or by setoff or in any other manner, payment or security on account of such claim, remedy or right. If any amount shall be paid to any Equity Investor in violation of the immediately preceding sentence at any time prior to the latest of (i) the cash payment in full of the Notes and all other amounts payable under or in respect of the Loan Documents (including, without limitation, all amounts payable under this Agreement), (ii) the expiration, termination or cancellation of all Letters of Credit and
(iii) the Termination Date, such amount shall be held in trust for the benefit of the Agent, the Lenders and the Issuing Banks and shall forthwith be paid to the Agent to be credited and applied to the Obligations owing under or in respect of the Loan Documents, whether matured or unmatured, in accordance with the terms of the Loan Documents, or to be held by the Agent as Collateral for any Obligations owing under or in respect of the Loan Documents or thereafter arising.

          (f) Each Equity Investor acknowledges that it will receive direct and indirect benefits from the financing arrangements contemplated by the Loan Documents, and that the waivers set forth in
Section 4 and in this Section 5 are knowingly made in contemplation of such benefits.

          SECTION 6. Separate Undertakings. (a) Each Equity Investor that owns any shares of Class A Common Stock (including, without limitation, MetPath) hereby unconditionally and irrevocably agrees that if, at any time prior to the Termination Date, such Equity Investor

          (i)  ceases to be a Permitted Transferee of such shares, or

          (ii) enters into a contract or other arrangement that, upon consummation thereof, will give any Person or two more Persons acting in concert other than Corning the power to exercise, directly or indirectly, a controlling influence on the management or policies of such Equity Investor, then such Equity Investor will immediately sell or otherwise transfer all of the shares of the Borrower's Common Stock owned by it at such time to one or more Permitted Transferees of Class A Common Stock on such terms and conditions as could not reasonably be expected to have a Material Adverse Effect or to adversely affect the interest or rights of the Borrower or the value of the interest or rights of the Agent, any Lender or any Issuing Bank in any manner.

          (b) Without limiting the generality of the foregoing provisions of this Agreement, each Equity Investor hereby irrevocably waives, to the fullest extent permitted by applicable law and for the benefit of, and as a separate undertaking with, the Agent, for its benefit and for the ratable benefit of the Lenders and the Issuing Banks, any defense to the performance of this Agreement that may be available to such Equity Investor as a consequence of this Agreement being rejected or otherwise not assumed by the Borrower or any trustee or other similar official for the Borrower or for any substantial part of the property and assets of the Borrower, or as a consequence of this Agreement being otherwise terminated or modified, in any proceeding seeking to adjudicate the Borrower a bankrupt or insolvent, or seeking liquidation, winding up, adjustment, reorganization, arrangement, protection, relief or composition of the Borrower or the debts of the Borrower under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, whether such rejection, nonassumption, termination or modification is by reason of this Agreement being held to be an executory contract or by reason of any other circumstance. If this Agreement shall be so rejected or otherwise not assumed, or so terminated or modified, each Equity Investor agrees for the benefit of, and as a separate undertaking with, the Agent, for its benefit and for the ratable benefit of the Lenders and the Issuing Banks, that it will be absolutely and unconditionally liable to pay to the Agent an amount equal to each payment that otherwise would be payable by such Equity Investor under or in connection with this Agreement if this Agreement were not so rejected or otherwise not assumed, or were otherwise not so terminated or modified, such amount payable to the Agent at the Agent's Account or otherwise in accordance with the instructions of the Agent, as and when such payment otherwise would be payable hereunder and such amount to be applied in accordance with the instructions of the Agent.

          SECTION 7. Representations and Warranties. Each of the Equity Investors hereby represents and warrants as follows:

          (a) Such Equity Investor (i) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (ii) is duly qualified and in good standing as a foreign corporation in each other jurisdiction in which it owns or leases property or in which the conduct of its business requires it to so qualify or be licensed, except where the failure to so qualify or be licensed, either individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect, and (iii) has all requisite corporate power and authority to own or lease and operate its properties and to carry on its business as now conducted and as proposed to be conducted.

          (b) The execution, delivery and performance by such Equity Investor of this Agreement, and the consummation of the Transaction and the other transactions contemplated hereby and thereby, are within such Equity Investor's corporate powers, have been duly authorized by all necessary corporate action and do not:

               (i)  contravene such Equity Investor's charter or bylaws;

               (ii) violate any (A) law (including, without limitation, the Securities Exchange Act of 1934, as amended, and the Racketeer Influenced and Corrupt Organizations Chapter of the Organized Crime Control Act of 1970), rule or regulation (including, without limitation, Regulation X, G or T of the Board of Governors of the Federal Reserve System) or (B) order, writ, judgment, injunction, decree, determination or award;

                               7
               (iii) conflict with or result in the breach of, or constitute a default under, any contract, loan agreement, indenture, mortgage, deed of trust, lease or other instrument binding on or affecting such Equity Investor, any of its Subsidiaries or any of their properties; or

               (iv) except for the Liens created under this Agreement and the other Loan Documents, result in or require the creation or imposition of any Lien upon or with respect to any of the properties of such Equity Investor or any of its Subsidiaries.

Neither such Equity Investor nor any of its Subsidiaries is in violation of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or in breach of any contract, loan agreement, indenture, mortgage, deed of trust, lease or other instrument referred to in the immediately preceding sentence, the violation or breach of which, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          (c) No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for:

               (i) the due execution, delivery, recordation, filing or performance by such Equity Investor of this Agreement, or for the consummation of the Transaction or the other transactions contemplated hereby and thereby; or
               (ii) the grant by such Equity Investor of the Lien granted by it under this Agreement,

except as have been obtained or made and are in full force and effect.

          (d) This Agreement has been duly executed and delivered by such Equity Investor. This Agreement is the legal, valid and binding obligation of such Equity Investor, enforceable against such Equity Investor in accordance with its terms, except to the extent that the enforceability thereof may be limited by the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to or affecting creditors' rights generally.

          (e) Such Equity Investor is the legal and beneficial owner of the percentage and class of all of the issued and outstanding shares of Borrower's Common Stock, and/or of all warrants, rights or options to acquire shares of Borrower's Common Stock, indicated on Schedule I hereto, free and clear of all Liens other than any Lien created under the Loan Documents.

          (f) There is no action, suit, investigation, litigation or proceeding affecting such Equity Investor or any of its Subsidiaries, or any of their respective properties (including any Environmental Action), pending or threatened in any court or by or before any governmental agency or arbitrator that (i) either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect (other than the Disclosed Litigation) or (ii) purports to affect the legality, validity or enforceability of this Agreement, the Transaction or the consummation of the other transactions contemplated hereby or thereby; and there has been no adverse change in the status, or financial effect on such Equity Investor or any of its Subsidiaries, of the Disclosed Litigation from that described on Schedule 3.01(d) to the Credit Agreement.

          SECTION 8. Notice and Defense of Claims. (a) Each Equity Investor shall, or shall cause the Borrower or the appropriate
Subsidiary of the Borrower to, give prompt notice to the Agent of the following:

          (i) receipt or delivery of any material correspondence or written demand, demand letter, notice of noncompliance or violation, order, complaint, notice of liability or potential liability, assessment, consent order, consent agreement, claim or request for information issued pursuant to or in connection with any Environmental Law, any Environmental Permit or any Hazardous Materials and relating to the Borrower or any of its Subsidiaries;

          (ii) the institution of any claim, suit, action (governmental, quasi-governmental or otherwise), investigation or proceeding (administrative, regulatory or judicial), whether formal or informal (each, an "Action"), arising from or in connection with any Environmental Law with regard to the condition, ownership, occupancy, use, operation, maintenance or transferability of any property or assets transferred to the Borrower or any of its Subsidiaries by such Equity Investor or any of its Subsidiaries or Affiliates on or prior to the date of the Original Credit Agreement; and

          (iii) the discovery or detection of Hazardous Materials on any property of the Borrower or any of its Subsidiaries (other than as reflected on Schedule 4.01(w) to the Credit Agreement), whether discovered or detected by such Equity Investor or communicated to such Equity Investor by any other Person.

          (b) If, upon receipt of a notice set forth in Section 8(a) above, the Agent reasonably determines that any compliance, enforcement, cleanup, removal, response, remedial or other actions are necessary or desirable to protect the interest or rights of the Borrower with respect to such property or the value of the interest or rights of the Agent, any Lender or any Issuing Bank in any manner, the Agent shall deliver written notice thereof to the Equity Investors. Upon receipt of a notice from the Agent referred to in the immediately preceding sentence, each of the Equity Investors (other than Corning) agrees to undertake and complete, or cause the Borrower or its Subsidiaries to undertake and complete, an environmental site assessment report pursuant to Section 5.01(g) of the Credit Agreement and, if such actions relate to any matters that were existing on or prior to the date of the Original Agreement on any property transferred to the Borrower by such Equity Investor (or by any Original Investor of such Equity Investor) in the Initial Contribution, to conduct, at its own expense, any enforcement, cleanup, compliance, removal, response, remedial or other action necessary or desirable to protect the interest or rights of the Borrower with respect to such property or the value of the interest or rights of the Agent, any Lender or any Issuing Bank in any manner, as the case may be, except where the failure to undertake any such cleanup, compliance, removal, response, remedial or other action could not be reasonably expected, either individually or in the aggregate, to have a Material Adverse Effect and would not be reasonably likely to subject the Borrower or any of its Subsidiaries to any civil or criminal penalties (other than nonmaterial fines) or the Agent, any Lender or any Issuing Bank to any civil or criminal penalties.

          (c) The Agent agrees to give written notice to each Equity Investor of any claim asserted against the Agent, the Lenders or the Issuing Banks (or any one of them) that is reasonably likely to give rise to a claim against such Equity Investor under this Agreement.

          SECTION 9. Consent to Assignment by the Borrower. Each Equity Investor hereby acknowledges notice of, and consents to the terms and provisions of, the assignment by the Borrower of all of its rights under this Agreement pursuant to the provisions of the Security
Agreement and hereby agrees with the Agent that:

          (a) Upon the occurrence and during the continuance of an Event of Default, such Equity Investor will make all payments to be made by it to the Borrower under Sections 2 and 11 to the Agent in accordance with the instructions of the Agent;

          (b) All payments referred to in Section 9(a) shall be made by such Equity Investor irrespective of, and without deduction for, any counterclaim, defense, recoupment or setoff and shall be final, and such Equity Investor will not seek to recover from the Agent, any Lender or any Issuing Bank for any reason any such payment once made; and

          (c) The Agent shall be entitled to exercise any and all rights and remedies of the Borrower under this Agreement in accordance with the terms of the Security Agreement, and such Equity Investor shall comply in all respects with such exercise.

          SECTION 10. Survival of Obligations. The agreements and obligations of such Equity Investor contained in Sections 2, 3, 8 and 11 shall survive the payment in full of all principal, interest and other amounts payable under or in respect of the Loan Documents.

          SECTION 11. Expenses. Each Equity Investor jointly and severally agrees to pay to the Borrower and the Agent, respectively, upon demand, the amount of any and all reasonable expenses (including, without limitation, the reasonable fees and expenses of their respective counsel and of any experts and agents) that the Borrower or the Agent may incur in connection with (a) the exercise or enforcement of any of the rights of the Borrower or of the Agent, any Lender or any Issuing Bank hereunder or (b) the failure by any Equity Investor to perform or observe any of the provisions hereof; provided, however that nothing in this Section 11 shall expand or modify the rights of the Borrower under the Asset Transfer Agreement.

          SECTION 12. Amendments; Waivers; Etc. (a) No amendment or waiver of any provision of this Agreement, and no consent to any departure by any Equity Investor herefrom, shall in any event be effective unless the same shall be in writing and signed by the Borrower, the Agent and the Required Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all of the Lenders and all of the Issuing Banks, (i) reduce or limit the liability of any Equity Investor hereunder, (ii) postpone any date fixed for payment hereunder, (iii) release any of the Equity Investors from any of its Obligations hereunder, (iv) change the number of Lenders and/or Issuing Banks or the percentage of Commitments that shall be required to take action hereunder or (v) amend this Section 12.

          (b) No failure on the part of the Agent, any Lender or any Issuing Bank to exercise, and no delay in exercising, any right, power or privilege hereunder shall operate as a waiver thereof or consent thereto; nor shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

          (c) Upon the execution and delivery by any Person of an undertaking supplement, in each case in substantially the form of Exhibit A hereto (each, an "Undertaking Supplement"), (i) such Person shall be referred to as an "Additional Equity Investor" and shall be and become an Equity Investor, and each reference in this Agreement or in any other Loan Document to an "Additional Equity Investor" or a "Equity Investor" shall also mean and be a reference to such Additional Equity Investor and (ii) the supplement attached to each Undertaking Supplement shall be incorporated into and become a part of and supplement Schedule I hereto, and the Agent may attach such supplement to such Schedule I, and each reference to such Schedule I shall mean and be a reference to such Schedule I, as supplemented pursuant hereto.
          SECTION 13. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including telecopier, telegraphic or telex communication) and mailed, telecopied, telegraphed, telexed or delivered, (a) if to the Borrower, addressed to it at 5251 DTC Parkway, Suite 415, Englewood, Colorado 80111 (Telecopier No. (303) 796-2002), Attention: President; (b) if to the Agent, any Lender or any Issuing Bank, addressed to it at its address set forth in
Section 8.02 of the Credit Agreement; and (c) if to any Equity Investor, addressed to it at the address set forth below its name on the signature pages hereof (or, in the case of any Additional Equity Investor, at the address set forth below its name on the signature page of its Undertaking Supplement), or as to any party at such other address as shall be designated by such party in a notice to each other party. All such notices and other communications shall, when mailed, telecopied, telegraphed or telexed, be effective when deposited in the mails, transmitted by telecopier, delivered to the telegraph company or confirmed by telex answerback, respectively, addressed as aforesaid.

          SECTION 14. Continuing Agreement; Assignments Under the Credit Agreement. This Agreement is a continuing agreement and shall
(a) remain in full force and effect until the latest of (i) the cash payment in full of the Notes and all other amounts payable under or in respect of the Loan Documents (including, without limitation, all amounts payable under this Agreement), (ii) the expiration, termination or cancellation of all Letters of Credit and (iii) the Termination Date,
(b) be binding upon each Equity Investor, its successors and assigns and
(c) inure to the benefit of, and be enforceable by, the Borrower, the Agent, the Lenders, the Issuing Banks and their respective successors, transferees and assigns. The dissolution of any Equity Investor shall not affect this Agreement or any of such Equity Investor's Obligations hereunder. Without limiting the generality of clause (c) of the immediately preceding sentence, any Lender and/or any Issuing Bank may assign or otherwise transfer all or any portion of its rights and obligations under the Credit Agreement (including, without limitation, all or any portion of its Commitment, the Advances owing to it and any Note held by it) to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to such Lender herein or otherwise, in each case as provided in Section
8.07 of the Credit Agreement.

          SECTION 15. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

          SECTION 16. Severability. The provisions of this Agreement are severable, and if any term or provision shall be held illegal, invalid or unenforceable in whole or in part in any jurisdiction, then such illegality, invalidity or unenforceability shall affect only such term or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such term or provision in any other jurisdiction, or any other term or provision of this Agreement in any jurisdiction.

          SECTION 17.    Governing Law; Submission to Jurisdiction, Etc.

(a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York.

          (b) Each of the Equity Investors hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York state court or any federal court of the United States of America sitting in New York City, and any appellate court from any thereof, for any action or proceeding arising out of or relating to this Agreement or any of the other Loan Documents to which it is a party, or for recognition or enforcement of any judgment, and each such Equity Investor hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York State court or, to the extent permitted by law, in such federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or any of the other Loan Documents in the courts of any jurisdiction.

          (c) Each of the Equity Investors hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any of the other Loan Documents to which it is a party in any New York State or federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

          (d) Each of the Equity Investors irrevocably consents to the service of any and all process in any such action, suit or proceeding by the mailing of copies of such process to such Equity Investor at the address set forth below its name on the signature pages hereof (or, in the case of any Additional Equity Investor, at the address set forth below its name on the signature pages of its Undertaking Supplement), or by any other method permitted by law.

          (e) To the extent that any of the Equity Investors has or hereafter may acquire immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, such Equity Investor hereby irrevocably waives such immunity in respect of its Obligations under this Agreement and any other Loan Document to which it is a party.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

                              CORNING CLINICAL LABORATORIES


                              By_____________________________


                                 Name:
                                 Title:
                                 Address:



                              CORNING INCORPORATED


                              By_____________________________


                                 Name:
                                 Title:
                                 Address:



                              INTERNATIONAL TECHNOLOGY
                                CORPORATION

                              By_____________________________


                                 Name:
                                 Title:
                                 Address:

                              IT CORPORATION


                              By_____________________________


                                 Name:
                                 Title:
                                 Address:




Agreed to and accepted as of
 the date first above written:

QUANTERRA INCORPORATED


By ___________________________
      Name:
      Title:


CITICORP USA, INC., as Agent
   for itself and on behalf of the
   Lenders and the Issuing Banks


By ___________________________
      Name:
      Title:

                          SCHEDULE I TO THE
          AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING

                       BORROWER'S COMMON STOCK


                                            Number of
                                 Form of    Shares, or of Warrants
Percentage of Issued and
                                 Ownership  Rights or Options to
Outstanding Shares of
Equity Investor  Class of Stock  Interest*  Acquire Shares
Issuer
---------------  --------------  ---------  ----------------------
-------------------------
 Corning
  Incorporated        A            Common        4,860
81%
                                    Stock

 IT Corporation       B            Common        1,140
19%
                                    Stock

















__________________

* "Form of Ownership Interest" means shares of the Borrower's Common Stock legally and beneficially owned, or warrants, rights or options to acquire shares of Borrower's Common Stock, by such Person.

                         EXHIBIT A TO THE
        AMENDED AND RESTATED EQUITY INVESTORS' UNDERTAKING

                  FORM OF UNDERTAKING SUPPLEMENT


                                               _____________, 19__

Citicorp USA, Inc., as Agent
399 Park Avenue
8th Floor
New York, New York  10043
Attention:  Relationship Officer

                       Amended and Restated
                Equity Investors' Undertaking dated
       January 19, 1996 made by the Equity Investors named
     therein in favor of Quanterra Incorporated and in favor
         of the Lenders parties to the Credit Agreement
       referred to therein, Citibank, N.A., as the Initial
Issuing Bank thereunder, and Citicorp USA, Inc., as Agent thereunder
--------------------------------------------------------------------

Ladies and Gentlemen:

          Reference is made to the above-captioned Amended and Restated Equity Investors' Undertaking (as amended, supplemented or otherwise modified hereafter from time to time, the "Equity Investors
Undertaking"). Capitalized terms not otherwise defined herein have the same meanings as specified in the Equity Investors' Undertaking.

          The undersigned hereby agrees, as of the date first above written, to become an Equity Investor under the Equity Investors' Undertaking as if it were an original party thereto and agrees that each reference in the Equity Investors' Undertaking or in any other Loan Document to an "Additional Equity Investor" or an "Equity Investor" shall also mean and be a reference to the undersigned. In doing so, the undersigned hereby further agrees to undertake all of the Obligations of the Equity Investors set forth in the Equity Investors' Undertaking.

          The undersigned has attached a supplement to Schedule I to the Equity Investors' Undertaking, and the undersigned hereby certifies, as of the date first above written, that such supplement has been prepared by the undersigned in substantially the form of Schedule I to the Equity Investors' Undertaking and is accurate and complete.

          The undersigned hereby makes each representation and warranty set forth in Section 7 of the Equity Investors' Undertaking as to itself to the same extent as each other Equity Investor and hereby agrees to be bound as an Equity Investor by all of the terms and provisions of the Equity Investors' Undertaking to the same extent as all other Equity Investors.

          This Undertaking Supplement shall be governed by, and construed in accordance with, the laws of the State of New York.

          The undersigned hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York state court or any federal court of the United States of America sitting in New York City, New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Undertaking Supplement or any of the other Loan Documents to which it is a party, or for recognition or enforcement of any judgment, and the undersigned hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York state court or, to the fullest extent permitted by law, in such federal court. The undersigned hereby agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Undertaking Supplement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Undertaking Supplement or to any of the other Loan Documents to which it is a party in the courts of any jurisdiction.

          The undersigned irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any action, suit or proceeding arising out of or relating to this Undertaking Supplement or to any of the other Loan Documents to which it is a party in any New York state or any federal court. The undersigned hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

          The undersigned irrevocably consents to the service of any and all process in any such action, suit or proceeding by the mailing of copies of such process to the undersigned at the address set forth below its name on the signature pages hereof , or by any other method permitted by law.

          To the extent that the undersigned has or hereafter may acquire immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, it hereby irrevocably waives such immunity in respect of its Obligations under this Undertaking Supplement and any other Loan Document to which it is a party.

          The undersigned hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to any of the Loan Documents, the transactions contemplated thereby or the actions of any Agent or any other Secured Party in the negotiation, administration, performance or enforcement thereof.

                              Very truly yours,

                              [NAME OF ADDITIONAL EQUITY
                                  INVESTOR]


                             By:   _________________________________
                                   Name:
                                          Title:
                                          Address:

                                                      EXHIBIT 10(ii) 3.

                                                      -----------------


                              January 19, 1996

International Technology Corporation
     and
IT Corporation
23456 Hawthorne Boulevard
Torrance, CA  90505
Attention: Anthony J. DeLuca


Quanterra Incorporated
5251 DTC Parkway
Suite 415
Englewood, CO 80111
Attention: William McCowan

Dear Sir:

     This letter will confirm certain agreements related to the ownership of IT Corporation ("IT"), Corning Clinical Laboratories Inc. (formerly known as MetPath Inc. ("MetPath")), and Corning Incorporated ("Corning") in Quanterra Incorporated ("the Company"). Immediately prior to the execution of this Agreement, the Company had authorized 1,500 shares of Class A Common Stock, of which 1278 shares were outstanding, with 1056 shares held of record by MetPath, and 222 shares held by Corning, which indirectly owns all of the outstanding capital stock of MetPath; and 1,500 shares of Class B Common Stock, of which 1278 shares were outstanding, all of which were held by IT.

     1. Simultaneously with the execution of this Agreement, each of IT and Corning has contributed to the Company $2.5 million in cash, representing the final amount due under Section 2 of the Equity Investors' Undertaking dated June 28, 1994, as amended as of June 28, 1995 (the "Equity Investors' Undertaking"), among MetPath, ITX , IT, the Company and Citicorp USA Inc., as Agent for itself and on behalf of the Lenders and the Issuing Banks under the Credit Agreement dated as of June 28, 1994 (the "Credit Agreement"), among the Company, the Lenders, the Issuing Bank and Citicorp USA Inc., as amended as of June 28, 1995. In consideration therefor, the Company has issued to Corning a stock certificate (no. 3) representing 222 shares of Class A Common Stock and has issued to IT a stock certificate (no. 3) representing 222 shares of Class B Common Stock.

     2. Simultaneously with the execution of this Agreement, the Company has amended its certificate of incorporation as set forth in Exhibit A hereto and its bylaws as set forth in Exhibit B hereto. By execution of this Agreement, IT, MetPath and Corning hereby approve the amendment of the certificate of incorporation and bylaws as set forth in Exhibits A and B, respectively. The unanimous written consent of the Board of Directors and the shareholders approving the amendment of the certificate of incorporation and bylaws of the Company as contemplated by this paragraph 2 and the other transactions contemplated by this Agreement is set forth in Exhibit C hereto. As a result of the amendment of the certificate of incorporation contemplated by this paragraph 2, the Company has authorized 9,000 shares of Class A Common Stock and 3,000 shares of Class B Common Stock.

     3. Simultaneously with the execution of this Agreement, Corning has contributed to the Company $20 million in cash. In consideration therefor, the Company has issued to Corning a stock certificate (no. 4) representing 3,000 shares of Class A Common Stock.

     4. Simultaneously with the execution of this Agreement, with the $25 million in cash proceeds received pursuant to this Agreement, the Company has repaid $25 million in Term Notes under the Credit Agreement and the Credit Agreement has been amended and restated. As a result, the Company has repaid in full all Term Notes issued under the Credit Agreement.

     5. Simultaneously with the execution of this Agreement, MetPath has delivered to IT (a) a certificate (NYU 4441) representing 333,000 shares of Common Stock of ITX registered in the name of MetPath, (b) a warrant (No. 1) registered in the name of MetPath entitling the holder, subject to certain anti-dilution adjustments, to purchase 2,000,000 shares of Common Stock of ITX for $5 per share on or prior to June 27, 1999, and (c) a stock power executed by MetPath transferring the certificate and warrant referred to in this sentence to IT. MetPath represents that it has good title to said certificate and warrant, free and clear of all claims, liens, charges and encumbrances of any nature whatsoever. In consideration therefor, IT has transferred to MetPath 360 shares of Class B Common Stock of the Company. The parties agree that the shares being sold by IT include the 138 of the 222 shares of Class B Common Stock being purchased as of the date hereof by IT (represented by certificate number 3) and the 222 shares of Class B Common Stock purchased by IT in October, 1995 from Corning (represented by certificate number 2). IT has delivered to MetPath the two certificates referred to in the preceding sentence together with a stock power executed by IT transferring to MetPath 360 shares represented by such certificates. IT represents that it has good title to said certificates, free and clear of all claims, liens, charges and encumbrances of any kind whatsoever.

     6. Simultaneously with the execution of this Agreement, MetPath has delivered to the Company the Company stock certificates and stock powers referred to in paragraph 5, together with a stock power executed by MetPath transferring the 360 shares of Class B Common Stock to Corning and a stock power executed by Corning transferring the 360 shares of Class B Common Stock to the Company. In consideration therefor, the Company has delivered to Corning a stock certificate (no. 5) representing 360 shares of Class A Common Stock of the Company registered in the name of Corning. Simultaneously with the execution of this Agreement, MetPath has delivered to the Company a stock certificate (no. 1 ) representing 1,056 shares of Class A Common Stock of the Company, together with a stock power executed by MetPath transferring the certificate to Corning and the Company has delivered to Corning a certificate (no. 6) for such 1,056 shares of Class A Common Stock registered in the name of Corning.

     7. As a result of the stock issuances and transfers provided in the preceding paragraph, as of the date hereof, after giving effect to such stock issuances and transfers, Corning owns 4,860 shares of Class A Common Stock, or 81% of the outstanding common stock of the Company, and ITX owns 1,140 shares of Class B Common Stock, or 19% of the outstanding common stock of the Company, in each case treating the Class A Common Stock and Class B Common Stock as one class.

     8. By execution of this Agreement, the parties agree that the Securities Acquisition Agreement dated as of May 2, 1994 between IT and MetPath is hereby terminated.

     9. Simultaneously with the execution of this Agreement, Corning, ITX, IT and the Company have executed an amended and restated
Shareholders' Agreement as set forth in Exhibit D hereto and Robert Sheh and James Mahoney have resigned as directors of the Company.

     10. Simultaneously with the execution of this Agreement, Corning and the Company have executed a Tax Sharing Agreement as set forth in Exhibit E hereto.

     11. Except as expressly set forth in this Agreement, nothing contained in this Agreement shall be deemed to amend the Asset Transfer Agreement dated as of May 2, 1994 among MetPath, ITX and IT, as amended as of June 25, 1994 (the "Asset Transfer Agreement"), or the other documents delivered at the closing thereunder, or to relieve any party thereto to any obligation set forth in the Asset Transfer Agreement or such other documents, including without limitation, Sections 12(b) and 12(c) of the Asset Transfer Agreement.

     12. Each of Corning and IT represents, to each other and the Company, that it is acquiring the shares of Common Stock being issued to it pursuant to this Agreement for investment purposes only and not with a present view toward the sale or distribution of such shares. The

Company represents to Corning and IT that, except as contemplated by this Agreement, (a) no shares of capital stock of the Company have been issued and there are not outstanding options, contracts, calls, commitments or demands of any character relating to any shares of capital stock of the Company and (b) the shares of Common Stock of the Company issued pursuant to this Agreement are validly issued, fully paid and nonassessable.

     13. Section 18 of the Asset Transfer Agreement is incorporated herein by reference.

     14. The parties agree that for tax and accounting purposes the transactions provided for by this letter agreement shall be deemed to have occurred at 12:01 A.M. on January 1, 1996.


     Please indicate your agreement with the above by executing a copy of this letter agreement where indicated below.

                              Very truly yours,

                              CORNING INCORPORATED

                              By___________________________
                                   James Flaws
                                   Assistant Treasurer
Agreed:

INTERNATIONAL TECHNOLOGY CORPORATION

By__________________________
     Anthony DeLuca
     Senior Vice President

IT CORPORATION

By__________________________
     Anthony DeLuca
     Senior Vice President

CORNING CLINICAL LABORATORIES INC.

By__________________________
     James Flaws
     Treasurer

QUANTERRA INCORPORATED

By__________________________
     William McCowan
     Vice President