Form 10-K
period 1996-03-31
INTERNATIONAL TECHNOLOGY CORP
filed 1996-06-27
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              ---------
                              FORM 10-K
(Mark One)


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 1996
                                   OR

__ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                  Commission file number    1-9037

                 International Technology Corporation
        (Exact name of registrant as specified in its charter)
               Delaware                                33-0001212
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

         23456 Hawthorne Boulevard, Torrance, California 90505
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (310) 378-9933

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on which
          Title of each class                          registered
          -------------------               ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 14, 1996, was approximately $102,190,000 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At June 14, 1996 the registrant had issued and outstanding an aggregate of 36,602,401 shares of its common stock, including 61,726 shares held in treasury.

                  Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on September 5, 1996 is incorporated by reference into Part III hereof.

              INTERNATIONAL TECHNOLOGY CORPORATION
                   ANNUAL REPORT ON FORM 10-K
            FOR THE FISCAL YEAR ENDED MARCH 29, 1996

                       TABLE OF CONTENTS

Item                                                            Page
- ----                                                            ----
                             PART I

 1  Business . . . . . . . . . . . . . . . . . . . . . . . . .    2
      General. . . . . . . . . . . . . . . . . . . . . . . . .    2
      Background . . . . . . . . . . . . . . . . . . . . . . .    3
      Operations . . . . . . . . . . . . . . . . . . . . . . .    3
        General. . . . . . . . . . . . . . . . . . . . . . . .    3
        Consulting, Engineering and Design . . . . . . . . . .    4
        Remediation. . . . . . . . . . . . . . . . . . . . . .    4
        International. . . . . . . . . . . . . . . . . . . . .    5
        Customers. . . . . . . . . . . . . . . . . . . . . . .    5
        Competition. . . . . . . . . . . . . . . . . . . . . .    6
        Technology Development . . . . . . . . . . . . . . . .    7
        Quanterra. . . . . . . . . . . . . . . . . . . . . . .    7
        Regulations. . . . . . . . . . . . . . . . . . . . . .    8
        Environmental Contractor Risks . . . . . . . . . . . .   10
        Insurance and Risk Management  . . . . . . . . . . . .   11
      Discontinued Operations. . . . . . . . . . . . . . . . .   11
      Employees. . . . . . . . . . . . . . . . . . . . . . . .   12
 2  Properties . . . . . . . . . . . . . . . . . . . . . . . .   12
 3  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   12
 4  Submission of Matters to a Vote of Shareholders. . . . . .   12
                             -------------
4A  Executive Officers of the Company. . . . . . . . . . . . .   12

                            PART II

 5  Market for the Registrant's Common Stock and Related
      Shareholder Matters . . . . . . . . . . . . . . . . . . .   14
 6  Selected Financial Data . . . . . . . . . . . . . . . . . .   15
 7  Management's Discussion and Analysis of Results of
      Operations and Financial Condition. . . . . . . . . . . .   15
 8  Financial Statements and Supplementary Data . . . . . . . .   23
 9  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure . . . . . . . . . . .   47

                            PART III

10  Directors and Executive Officers of the Registrant. . . . .   47
11  Executive Compensation. . . . . . . . . . . . . . . . . . .   47
12  Security Ownership of Certain Beneficial Owners and
     Management . . . . . . . . . . . . . . . . . . . . . . . .   47
13  Certain Relationships and Related Transactions. . . . . . .   47

                            PART IV

14  Exhibits, Financial Statement Schedule and Reports
      on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   48

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

     The Company's services are provided to a broad array of governmental and commercial entities predominantly in the U.S. market. Additionally, the Company pursues selected international business opportunities on a project-specific basis. The Company's business strategy is to provide its environmental services on a full-service basis, particularly by focusing on its capabilities to manage complex environmental issues from the initial assessment of the level and extent of contamination through the design, engineering and execution of a solution which minimizes the client's total cost. In recent years, the Company has worked on several hundred Superfund sites for various governmental and commercial clients. The success of the Company in developing its capabilities is demonstrated by IT's designation by Engineering News-Record as the largest hazardous waste design firm for each of the last seven years.

      Demand for the Company's services is heavily influenced by the level of enforcement of environmental laws and regulations, funding levels for government projects and spending patterns of commercial clients. Over the last several years, spending by commercial clients has slowed primarily due to reduced implementation and enforcement activities by governmental regulatory agencies and an uncertain regulatory climate. The operations of the Company are performed subject to a comprehensive federal, state, and local environmental regulatory structure which is currently the subject of proposals for significant change. (See Business - Operations - Regulations.) This regulatory structure is a primary driver of business opportunities for the Company. The lapse of the Superfund (see Business
- - Operations - Regulations - Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)) and uncertainty concerning the form of any future reauthorization of the Superfund and potential changes in other regulations have dampened demand for the Company's services.

     In recent years, the Company's revenues have been derived primarily from its business with federal, state and local governmental clients. Revenues attributable to contracts with governmental agencies accounted for 69%, 71% and 63% of total revenues in fiscal years 1996, 1995 and 1994, respectively. In the last three years, IT's business with the U.S. Department of Defense (DOD) has increased significantly, growing to 51% of revenues in fiscal year 1996. (See Business - Operations - Customers - Federal, State and Local Governmental Clients.) The Company expects that revenues attributable to federal, state and local governmental agency contracts, particularly those with the DOD, will continue to represent a substantial percentage of total revenues in the near term. Efforts to constrain the federal budget deficit have reduced the level of spending on environmental restoration by the DOD, the U.S. Department of Energy (DOE) and other federal governmental agencies. Additionally, the delay in the authorization of the 1996 federal budget has reduced the Company's fiscal year 1996 revenues due to the failure of the DOD to fund the Company's delivery order contracts as previously expected. This situation will continue to impact the Company for at least the early part of fiscal year 1997. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

     During fiscal year 1996, the Company concluded several key events which strengthened the Company's financial condition, including the $41,100,000 settlement of the Motco litigation (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Other Income (Expense)), the $125,000,000 refinancing of IT's senior notes and revolving bank credit (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources), the recapitalization of the Company's minority-owned lab company, Quanterra (see Business - Operations - Quanterra) and continued progress toward closure of IT's two remaining inactive disposal facilities, including receipt of final approvals of the closure plans for the Company's Vine Hill Complex facility (see Notes to Consolidated Financial Statements - Discontinued operations).

BACKGROUND

     Hazardous materials management and remediation, as well as air and water pollution control, are widely acknowledged as significant national priorities. As of May 1996, the U.S. Environmental Protection Agency (USEPA) had designated approximately 1,600 sites as Superfund locations with significant concentrations of hazardous materials, although only approximately 25% of these sites have been remediated. In addition, there are a large number of small commercial and governmental sites that will require cleanup. The assessment, decontamination and remediation of hazardous sites are governed by complex environmental and occupational safety and health regulations administered by numerous federal, state and local agencies.

     Many of the Company's clients, both governmental and commercial, continue to require a full-service solution, in which a single supplier or team manages the entire process from identification and assessment through remediation. Successful remediation of hazardous sites requires a multidisciplinary approach, since such sites typically involve a variety of waste which affects air, soil and/or water. Depending on the circumstances, the required skills may include analytical chemistry, risk assessment, computer modeling, ambient air monitoring, process and design engineering, and construction/remediation. The application of these disciplines to solve client problems requires substantial operational knowledge, and the Company believes that it is well-positioned to solve client problems in a practical, cost-effective manner because of the combination of its technical capabilities and experience. Additionally, the Company's technical expertise and operational experience are sought by other firms for project-specific teaming and joint venture relationships, thereby allowing the Company access to an increased number of large scale governmental and commercial programs.

     Over the past several years, the environmental management and hazardous waste remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. Lower demand in the private sector during the 1990's has been offset to some extent by new major project opportunities in the public sector, primarily major cleanup projects at DOD and DOE installations, which require a broad range of project management and field execution skills, limiting the number of potential bidders. As a result of the changes impacting the industry, consolidation has occurred through downsizing and mergers. The Company's strategy is to be a strong competitor for the major project opportunities offered by the DOD and DOE, to continue to actively serve the commercial market, and, to the extent it is able, to participate in the ongoing consolidation in the industry. In February 1996, the Company retained an investment banker to advise it on ways to actively participate in the current environmental management industry consolidation including possible mergers, acquisitions and strategic and financial alliances. This review is ongoing. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.)

OPERATIONS

General
- -------

     The major part of IT's business is the management of complex hazardous waste remediation projects involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. These projects include the cleanup of land disposal sites where hazardous or toxic substances have been disposed and pose a threat to the surrounding environment; rivers, streams and groundwater contaminated by chemical substances and buildings, production facilities and storage sites contaminated with hazardous chemical and/or radioactive materials. These projects require considerable strategic environmental management, technical engineering and analytical effort to determine the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technologies for treatment, including transportable treatment equipment, to perform the cleanup of the site as well as strong project management and construction and remediation skills to execute the ultimate remediation projects in the field. The Company is involved in all areas of the United States and performs selected projects internationally in the assessment or cleanup phases of site remedial action projects.

     Additionally, the Company performs a variety of consulting services for clients to help them comply with environmental and/or health and safety regulations. The Company also provides assistance to these clients in developing corporate policies and procedures in areas such as pollution prevention and waste minimization that integrate environmental regulations into their business decisions.

     The Company has been strategically broadening its capability to address the trend toward economically-driven environmental solutions. The Company has established and is proposing additional client partnering alliances that provide for IT to share in cost savings resulting from innovative cost reduction solutions. IT's capabilities to ensure the assessment phase properly characterizes the environmental conditions to provide a practical, cost-effective solution were significantly strengthened by the acquisition of Gradient Corporation in March 1996. Gradient is a Cambridge, Massachusetts-based firm providing environmental consulting services with specialties in human health risk assessment, proper waste classification, Superfund site cleanup negotiations and air quality primarily for commercial clients. Additionally, in May 1996, the Company invested in LandBank, Inc., a firm pursuing the Brownfields remediation market, a market involving economically-driven cleanup of impaired properties for future real estate development. As well as being an investor in LandBank, IT will be LandBank's contractor, both for site assessment and remediation activities.

     The Company's operations are managed under a structure consisting of three regions comprising Regional Operations and national Project Operations. The two complement each other as Regional Operations provides full-service capabilities locally and Project Operations manages large projects with construction requirements. Project management, technical, sales and support functions are present in the regions and are coordinated by a national functional leader. The Company currently operates 43 offices, including project offices, located across the United States.

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

     The Company provides a wide range of consulting, engineering and design services including remedial design, environmental permitting, facility siting and design, strategic environmental management, environmental compliance/auditing, risk assessment/management, environmental assessment/characterization, consulting engineering, pollution prevention, waste minimization, permitting assistance, and equipment design, installation, and start-up services.

     The Company has expanded its air quality business in response to its clients' needs. The Company provides services related to pollution prevention engineering, control technology specification, permit preparation, emergency release management, emission sampling and monitoring, leak detection in industrial facilities and overall air quality management.

Remediation
- -----------

     The Company provides full-service capabilities for major projects, primarily in the areas of DOD and DOE delivery order program management, remedial construction, mobile treatment, and decontamination/ decommissioning capabilities. In the area of remedial construction, IT offers diverse services, such as excavation and isolation, installation of subsurface recovery systems, thermal treatment solutions, bioremediation approaches, chemical treatment, soil washing, fixation or stabilization, facility or site closures, solidification, landfill cell construction, and slurry wall and cap installation. IT also offers other remedial services such as chemical packaging services, underground storage tank (UST) or aboveground storage tank (AST) management and emergency response.

     On large scale remediation projects, IT uses various capabilities to assess, design, and implement environmental solutions, and design treatment systems. A solution to certain hazardous waste remediation projects is to locate treatment equipment on site. IT's transportable proprietary Hybrid Thermal Treatment System (HTTS) was designed by the Company to thermally treat large quantities of hazardous waste on-site. The HTTS technology has found principal applications on large scale remediation projects and is suitable for use at integrated hazardous waste treatment facilities. From the introduction of HTTS technology in 1987 through fiscal year 1996, the Company has processed approximately one million tons of contaminated materials at various projects, representing more materials than those processed through incineration at hazardous waste sites by all other companies using on-site, rather than fixed-base, treatments in the aggregate. (See Business - Operations - Regulations - Resource Conservation and Recovery Act of 1976 (RCRA).) Currently, IT is utilizing an HTTS unit for the thermal treatment of hazardous materials from the Southern Shipbuilders Superfund site in Slidell, Louisiana, and another HTTS unit at the Superfund site in Times Beach, Missouri.

International
- -------------

     The Company currently is pursuing selected international opportunities on a project-specific basis with a focus on the Far East, Mexico and
Canada.   In the Far East, the Company is working on projects in Taiwan,
South Korea and Thailand, including a project utilizing its thermal process engineering and construction expertise in South Korea. In Mexico, the Company has entered into a joint venture agreement with a major Mexican engineering and construction firm. In Canada, the Company has a joint venture with a Canadian engineering company to perform a large, multi-year remediation project in Sydney, Nova Scotia. The Company is in the process of evaluating a joint venture opportunity in Taiwan.

Customers
- ---------

     The Company's services are provided to a broad range of federal, state and local governmental and commercial clients in the U.S. market. Over the last several fiscal years, the Company experienced a significant shift in revenues from the commercial sector to the governmental sector, although that trend flattened in fiscal year 1996.

     Federal, State and Local Governmental Clients
     ---------------------------------------------

     Due to its technical expertise, project management experience and full-service capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various CERCLA and RCRA activities. (See Business - Operations - Regulations.) The Company's governmental contracts are often multi-year, indefinite delivery order programs (IDOs). These programs provide spending budget estimates for which the client expects to define the scope by working closely with IT's program management and technical staff. As projects are defined, the work is awarded to the Company on a sole source basis. Government contracts are typically subject to annual funding limitations and public sector budgeting constraints. Some of these contracts provide a maximum contractual amount of services that may be performed by the Company with the specific services authorized from time to time by the government agency through a series of task orders under the master contract. The Company may be asked to perform services for the full amount of an IDO or for amounts greater or less than the full amount. IDOs generated approximately 39% of the Company's revenues in fiscal year 1996. The major contracts with federal government agencies typically involve a competitive bidding process pursuant to federal procurement policies involving several bidders and result in a period of contract negotiation after a successful bidder is selected. Although the Company generally serves as the prime contractor on its contracts or as a part of a joint venture which is the prime contractor, the Company serves as a subcontractor to other prime contractors on some federal government programs. As has become typical in the industry, the Company has entered into joint venture or teaming arrangements with competitors when bidding on certain of the largest, most complex contracts, to provide the breadth of technical expertise and, at times, bonding capacity required for the project.

     The following table shows, for the last three years, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues, including analytical services through June 1994:

                                                     Year ended
                                          --------------------------------
                                          March 29,         March 31,
                                                        ------------------
Source                                      1996         1995        1994
- -------                                   --------      -------     ------

Federal government:
    DOD. . . . . . . . . . . . . . . . .     51%           47%        33%
    DOE. . . . . . . . . . . . . . . . .     11            12         15
    Other federal agencies . . . . . . .      3             4          5
                                            ---           ---        ---
                                             65            63         53

State and local governments. . . . . . .      4             8         10
                                            ---           ---        ---
Total. . . . . . . . . . . . . . . . . .     69%           71%        63%
                                            ===           ===        ===

     Commercial Clients
     ------------------

     The Company serves numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, and real estate and transportation service companies. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's consolidated revenues in fiscal years 1996, 1995 or 1994. There is a growing trend in the Company's work for commercial clients toward strategic environmental management services and economically-driven solutions to environmental issues (see Business - Operations - General).

Competition
- -----------

     The environmental management industry is very competitive and requires professional personnel with technical and project management skills. The Company believes that the principal competitive factors in all areas of its business are operational experience, technical proficiency, breadth of services offered, local presence and, often most importantly, price.

     The Company faces competition from a diverse array of small and large organizations including national or regional environmental management firms; national, regional and local architectural, engineering and construction firms; environmental management divisions or subsidiaries of international engineering, construction and systems companies; and hazardous waste generators which have developed in-house capabilities similar to those of the Company. Major competitors in consulting, engineering and design include Bechtel, CH2M Hill, Dames and Moore, Earth Technology, ERM Group, Fluor, Jacobs Engineering, and Roy F. Weston. Major competitors in remediation include Bechtel, Fluor, Foster Wheeler, Groundwater Technology, Jacobs Engineering, Morrison-Knudsen, OHM, Sevenson and Smith Environmental.

     Increased competition, combined with changes in client procurement procedures, has resulted in market trends over the past several years toward lower contract margins, a client preference for fixed-price or unit-price contracts and unfavorable changes in contract terms and conditions in areas such as indemnification of the client by the Company of liabilities for damage or injury to third parties and property and for environmental fines and penalties. Additionally, certain of the Company's competitors benefit from certain economies of scale and have better access to bonding and insurance markets at a lower cost. The entry of large systems contractors and international construction and engineering firms into the environmental management industry has materially increased the level of competition for major federal governmental contracts and programs, which have been the primary source of the Company's revenue over the past several years. Over the past several years, there has been consolidation in the industry as certain of the larger corporations have acquired smaller firms which, although reducing the number of industry competitors to some degree, has increased the number of stronger competitors.

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

     Through the Company's technology development program, IT has continued to advance the development and implementation of its bioremediation programs. Clean closure of sites has been accomplished using naturally occurring organisms in the patented Biofast system and recent patents for vapor phase nutrient delivery have demonstrated the ability to expand the range of applicability to nutrient deficient soils. IT has also successfully implemented the use of solar power for operation of a biosparging system and wind power for operation of 24 bioventing systems in the remote reaches of Alaska. IT, in conjunction with the USEPA Emerging Technologies Program, has successfully completed the pilot-scale demonstration of a combined chemical and biological process for the treatment of Polycyclic Aromatic Hydrocarbon (PAH) contaminated soils. The Company continues to enhance the applicability of a licensed method to identify and treat a specific class of toxic substances inherent in wastewater discharges from the oil industry. In addition, IT was re-awarded the contract for operation of the USEPA Test & Evaluation Facility in Cincinnati, Ohio. This USEPA facility, which is also available for private party sponsored technology evaluations, provides treatability testing and process development services on contaminated wastewaters, sludges, and soils.

     The Company is also increasing its development and commercialization of environmental information management technology. Through the use of its proprietary IT Environmental Management System (ITEMS) and related systems, the Company has become a leading user of advanced data base management technology to serve its clients' needs. The Company uses various information management capabilities developed by many vendors, in addition to its proprietary systems, in implementing environmental information management systems for its clients.

Quanterra
- ---------

     In June 1994, the Company and an affiliate of Corning Incorporated combined the two companies' environmental analytical services businesses into a newly formed 50%/50% jointly-owned company, Quanterra. Subsequently, in January 1996, Quanterra was recapitalized, with IT retaining a 19% ownership interest. (See Notes to Consolidated Financial Statements - Quanterra). Since its formation, Quanterra has had the highest revenues of any environmental analytical services laboratory company in the United States. Quanterra operates with a board of directors which has a representative from IT and provides services primarily to third parties, as well as to the Company. During fiscal year 1996, approximately 17% of Quanterra's revenues were derived from services provided to the Company. The Company has agreed to use reasonable efforts to use Quanterra's services in its projects, and Quanterra has agreed to provide services to the Company on terms at least as favorable as those offered by Quanterra to third parties.

     Quanterra provides qualitative and quantitative analytical chemistry services to governmental and commercial clients. Quanterra operates 13 analytical laboratories located across the U.S., along with a number of mobile field laboratories. These labs provide routine and specialty chemical analyses of organic, inorganic, and biological constituents in chemical and radiochemical mixed wastes, air, water and soil; and non-routine analyses of dioxin, pesticides and polychlorinated biphenyl compounds (PCBs). Quanterra provides specialized analyses of radioactive and radiochemical mixed wastes including bioassay, immunoassay, and environmental radiochemistry. The majority of Quanterra's revenues result from analytical work performed for federal, state and local governmental agencies or commercial clients, both directly and as a subcontractor to IT and other environmental management firms.

     Quanterra competes with a few national, several regional and many single-location analytical services firms; analytical services divisions or subsidiaries of national or regional environmental management companies; and laboratory operations associated with universities or other nonprofit or governmental agencies. Due to the fragmented nature and over-capacity situation of this market, pricing for analytical services is highly competitive.

Regulations
- -----------

     The Company and its clients are subject to extensive and rapidly evolving environmental laws and regulations which affect the demand for many of the services offered by the Company (see Business - Operations - Environmental Contractor Risks) and create certain significant risks for the Company in providing its services and at its inactive disposal sites in Northern California. (See Notes to Consolidated Financial Statements
- - Discontinued operations.)

     Recently, a number of significant changes to existing environmental legislation have been proposed. Some of the proposed changes are a part of legislation commonly referred to as the Republican Party's "Contract With America." Most of that legislation has passed the U.S. House of Representatives but has been stalled in the U.S. Senate. Pending proposals would overhaul the government regulatory process, requiring regulatory risk assessments and cost-benefit analyses, and reducing requirements for reporting to the government. The impact of these proposed changes upon the Company's business cannot yet be predicted. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The currently contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost-effectiveness of remedies available under the changed regulations.

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

     RCRA's standards for waste disposal and treatment facilities apply to hazardous waste incinerators. Changes in these standards have impacted the market for the Company's mobile, on-site incineration services using the HTTS technology. In 1994, the USEPA issued a new policy which, while affirming incineration as an allowable remedy under CERCLA, called for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of
incineration as a remedy, at a Superfund site.   Additionally, the USEPA
finalized its policy of favoring waste minimization over combustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-based or on-site. Furthermore, incineration as a remediation remedy continues to be the
subject of considerable public opposition and controversy.   The heightened
scrutiny and higher cost of, and public opposition to, incineration as a treatment solution may lead to delays and added costs in permitting the Company's HTTS units for use on certain projects, or may also cause the USEPA and/or private parties to prefer other remedies in Superfund remediations. Such actions may have an adverse impact on the Company's business. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were released; to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment by others; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created the Superfund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties (PRPs). CERCLA generally imposes strict, joint and several retroactive liability upon such parties. CERCLA was amended in 1986 by the Superfund Amendments and Reauthorization Act (SARA), which authorized increased federal expenditures and imposed more stringent cleanup standards and accelerated timetables. SARA also contained provisions which expanded the enforcement powers of the USEPA.

     CERCLA was scheduled to be reauthorized in 1994, but has not, to-date, been reauthorized, as the interested parties and Congress have been unable to come to agreement on the proposed legislation. CERCLA's authorization to expend funds originally expired in September 1994, but Congress appropriated operating funds for the previous and current governmental fiscal years. CERCLA's taxing authority, from which appropriations are made, expired in December 1995. Failure of Congress to reauthorize CERCLA, or substantial changes in or continuing uncertainty concerning the details of the legislation, cleanup standards, and remedy selection, may result in additional project delays and/or the failure of clients to initiate or proceed with projects. There is no clarity at this time as to when CERCLA may be reauthorized or what changes would be included in such reauthorization.

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

     The USEPA relies upon its application of retroactive liability to force private parties to clean up their contaminated sites. A recent federal district court decision in Alabama ruled that CERCLA does not impose retroactive liability for any pre-1980 hazardous substance disposal and that, where site contamination has no effect on interstate commerce, the government has no authority to address the site under CERCLA. Significantly, this is the first federal court decision declaring any portion of CERCLA unconstitutional. While the direct impact of this decision is limited to a portion of Alabama, it may lead to less cooperation of PRPs with the USEPA and result in delays by clients to proceed with cleanup.

     Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with ambient air quality standards and empowers the USEPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 modified the Clean Air Act in a number of significant areas. Among other changes, they established emissions allowances for sulfur and nitrogen oxides, established strict requirements applicable to emissions of air toxics, established a national permit program for all major sources of pollutants, established requirements for management of accidental releases of toxic air pollutants, and created significant new penalties, both civil and criminal, for violations of the Clean Air Act.

     Other Federal and State Environmental Laws. The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. This legislation addresses such topics as air pollution control, UST and AST management, water quality, solid waste, hazardous waste, surface impoundments, site cleanup and wastewater discharge. In addition, many states that passed Superfund-type legislation and other environmental regulations are now reviewing those laws and regulations because of their alleged adverse impact upon business and competitiveness.

Environmental Contractor Risks
- ------------------------------

     Although the Company believes that it generally benefits from increased environmental regulations affecting business, and from enforcement of those regulations, increased regulation, enforcement and private litigation also create significant risks for the Company. These risks include potentially large civil and criminal liabilities from violations of environmental laws and regulations and liabilities to customers and to third parties for damages arising from performing services for clients. The Company's failure to observe such laws and/or the terms and conditions of licenses and permits it holds could adversely impact the Company's ability to carry on one or more of its businesses as presently constituted.

     Liabilities Arising out of Environmental Laws and Regulations
     -------------------------------------------------------------

     All facets of the Company's business are conducted in the context of an extensive and rapidly changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal and other agencies. There have also been efforts by litigants to expand the reach of CERCLA and RCRA to make contractor firms responsible for cleanup costs through claims that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. While two decided CERCLA cases have shielded cleanup contractors from strict liability, no clear direction has emerged from the cases decided to-date.

     Potential Liabilities Involving Customers and Third Parties
     -------------------------------------------------------------

     In performing services for its customers, the Company could potentially be liable for breach of contract, personal injury, property damage, negligence and other causes of action. The damages available to a customer, should it prevail in its claims, are potentially large and could include consequential damages.

     Many of those contracting for environmental management services, particularly those involving large scale remediations, seek to shift to contractors the risk of completing the project in the event the contamination is either more extensive or difficult to resolve than originally anticipated. In the competitive market in which environmental management services are offered, customer pressure has increased significantly for contractors to accept greater risk of performance, liability for damage or injury to third parties or property, and liability for fines and penalties. The Company has from time to time been involved in claims and litigation involving disputes over such issues. (See Notes to Consolidated Financial Statements - Commitments and contingencies and
- - Motco litigation settlement.)

     Environmental management contractors, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of toxic substances or otherwise which could arise long after completion of the project.

     Over the past several years, the USEPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA projects and continue their attempts to renegotiate previously agreed indemnities. While Congress is again considering broadening the availability of indemnification, there is no assurance that Congress will change federal government indemnification policies.

     Government Contracting Risk
     ---------------------------

     As a major provider of services to governmental agencies, the Company also faces the risks associated with government contracting, which include substantial civil and criminal fines and penalties. Government contracting requirements are complex, highly technical and subject to varying interpretations. As a result of its government contracting business, the Company has been, is, and expects in the future to be, the subject of audits and investigations by governmental agencies. (See Notes to Consolidated Financial Statements - Commitments and contingencies - Helen Kramer contract.) In addition to the potential damage to the Company's business reputation, the failure to comply with the terms of one or more of its government contracts could also result in the Company's suspension or debarment from future government contract projects for a significant period of time.

Insurance and Risk Management
- -----------------------------

     The Company has adopted a range of insurance and risk management programs designed to reduce potential liabilities, including insurance policies, programs to seek indemnity where possible in its contracts, other contract administration procedures, and employee health, safety, training, and environmental monitoring programs. In addition, as a result of the substantial increase over the past several years in the percentage of the Company's revenues derived from work for governmental agencies, the Company has developed a company-wide government contracts compliance program. The Company cannot assure the adequacy of the program and compliance failure could have a material adverse effect on the Company's business.

     The Company's insurance program includes $70,000,000 per fiscal year of excess liability policies, insuring claims in excess of a $5,000,000 retention level for each of commercial general liability, product liability and automotive liability. With respect to the $5,000,000 retention level for each of such coverages, the Company's captive insurance company (the Captive) generally is obligated to indemnify the Company's insurance carriers against liabilities and costs of defense, subject to certain limitations. Letters of credit are provided to support the indemnity commitment; at present, the aggregate amount of such letters of credit is approximately $11,000,000. From a risk management perspective, the policies reinsured by the Captive are, in effect, a self-insurance layer.

     The Company also has other insurance policies with various retentions or deductibles for the management of its risk including but not limited to all risk property coverage, workers' compensation, employer's liability, employment practices liability, consultants' environmental liability (including errors and omissions) and directors' and officers' liability insurance coverage.

     Although the Company believes its program to be appropriate for the management of its risk, its insurance policies may not fully cover risks arising from the Company's operations. The exclusion of certain pollution and other liabilities, such as punitive damages, from some insurance policies, or losses in excess of the coverage, may cause all or a portion of one or more losses not to be covered by such insurance.

DISCONTINUED OPERATIONS

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. These operations included the handling and transportation of clients' wastes and their treatment and/or disposal at Company or third party-owned facilities. In June 1989, the Company completed the sale of IT's active treatment and disposal operations in Imperial Valley and at Bakersfield, California, as well as its transportation business. The Company's four inactive treatment, storage and disposal facilities located in Northern California were not included in this transaction. Substantial progress has been made to date toward the closure of these facilities, with two of these facilities closed and the others in the process of closure.

     There are substantial financial implications related to the discontinued operations. For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements -

Discontinued operations and Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.

EMPLOYEES

     At March 29, 1996, the Company employed 2,451 regular employees. Of these employees, 274 were in sales, corporate office and group administration and the remainder were in operations. The Company's professional and technical employees engage in disciplines which include chemical and civil engineering, geology, hydrology/hydrogeology and computer/data processing. Over 450 of the Company's employees hold advanced degrees.

     At March 29, 1996, none of the Company's employees were represented by labor unions under collective bargaining agreements. The Company employs union labor from time to time on a project-specific basis. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     IT owns or leases property in 26 states and the United Kingdom. Excluding its discontinued operations, the Company owns approximately 50 acres and leases approximately 770,000 square feet of property for various uses, including regional and project offices, technology and process development laboratories, equipment yards and a corporate office. Management considers the facilities adequate for the present and anticipated activities of the Company.

     Additionally, the Company owns approximately 3,900 acres related to its discontinued operations, principally in Northern California and Louisiana, of which approximately 500 acres have been used for hazardous waste disposal facilities and approximately 2,200 are adjacent to those facilities, but were never used for waste disposal.

ITEM 3.  LEGAL PROCEEDINGS.

Continuing Operations Legal Proceedings
- ---------------------------------------

     See Notes to Consolidated Financial Statements - Commitments and contingencies - Contingencies for information regarding the legal proceedings related to the continuing operations of the Company .

Discontinued Operations Legal Proceedings
- -----------------------------------------

     See Notes to Consolidated Financial Statements - Discontinued operations for information regarding the legal proceedings that relate to the transportation, treatment and disposal discontinued operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     There were no matters submitted to a vote of the Company's common shareholders during the fourth quarter of fiscal year 1996.

     EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides information as of June 24, 1996 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                 First
                                                               elected as
                                                Term as        director or
                                                director        officer of
      Name           Age      Position          expires        the Company
      ----           ---      --------          --------       -----------

Robert B. Sheh        56   President and Chief     1997            1992
                             Executive Officer
Franklin E. Coffman   54   Senior Vice President,  ----            1984
                             Government and
                             Commercial Program
                             Development
Anthony J. DeLuca     49   Senior Vice President   ----            1990
                             and Chief Financial
                             Officer
James R. Mahoney      57   Senior Vice President,  ----            1991
                             Technical Operations
                             and Corporate
                             Development
Raymond J. Pompe      62   Senior Vice President,  ----            1988
                             Project Operations
Eric Schwartz         49   Senior Vice President,  ----            1992
                             Law and
                             Administration,
                             General Counsel
                             and Secretary
Michael F. Knapp      50   Vice President,         ----            1996
                             Regional Operations


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

   Mr. Mahoney, who joined the Company in January 1991 as Senior Vice President and Director of Technology was named Senior Vice President, Corporate Development and Sales in April 1992, and Senior Vice President, Technical Operations and Corporate Development in March 1995. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1987, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major construction firm.

   Mr. Pompe joined the Company in 1988 as Vice President, Construction and Remediation and was named Senior Vice President, Project Operations, in March 1995. Prior to joining the Company, Mr. Pompe was employed by Dravo

Corporation, a major construction firm, from 1956 to 1988 in various executive capacities, most recently as Senior Vice President responsible for construction projects.

   Mr. Schwartz joined the Company in October 1992 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Schwartz served in various capacities for Tosco Corporation, an energy company, from 1978 to 1992, including that of Executive Vice President, Finance, Administration and General Counsel, a member of its Board of Directors and a consultant. From 1972 to 1978, Mr. Schwartz was associated with the law firm of Cleary, Gottlieb, Steen & Hamilton.

   Mr. Knapp joined the Company in July 1994 as Director, Project Management and was named Vice President, Regional Operations in March 1996. Prior to joining the Company, Mr. Knapp was employed by the Ralph M. Parsons Company for 15 years in various capacities including Vice President of Engineering, and most recently as Managing Director of the Ralph M. Parsons United Kingdom subsidiary. He has over 25 years experience in the engineering and environmental management industries.

                            PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER
MATTERS.


   The Company's common stock is listed on the New York Stock Exchange
(NYSE) and Pacific Stock Exchange under the symbol ITX. The following table sets forth the high and low sale prices of the common stock, as reported by the NYSE for the periods indicated.

               Quarter ended                      High           Low
               -------------                      ----           ---

   June 30, 1994 . . . . . . . . . . . .        $ 3 1/4          $ 2
   September 30, 1994. . . . . . . . . .          3 7/8            2 3/8
   December 31, 1994 . . . . . . . . . .          4 1/2            2 3/4
   March 31, 1995. . . . . . . . . . . .          3 1/4            2 1/4
   June 30, 1995 . . . . . . . . . . . .          3 3/8            2 3/8
   September 29, 1995. . . . . . . . . .          3 7/8            2 3/4
   December 29, 1995 . . . . . . . . . .          3 3/8            2 1/4
   March 29, 1996. . . . . . . . . . . .          2 3/4            2


   On June 14, 1996, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $2.875 per share. On that date there were 2,141 stockholders of record.

   The Company has not paid a cash dividend on its common stock for the three years ended March 29, 1996. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business. IT's credit agreements prohibit cash dividends on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table sets forth income statement information for the Company's continuing operations and other financial information for each of the five years in the period ended March 29, 1996.

                                                 Year ended
                            --------------------------------------------------
                            March 29,                  March 31,
                                        --------------------------------------
                               1996     1995       1994        1993       1992
                            ---------   ----       ----        ----       ----
                                         (In thousands, except per share data)
INCOME STATEMENT INFORMATION
Revenues                   $400,042   $423,972    $392,803   $410,539   $420,453

Income (loss) from
  continuing operations
  (net of preferred
  stock dividends)           (3,654)    (7,880)     (3,241)    (2,082)     8,895

Income (loss) per share
  from continuing
  operations                   (.10)      (.22)       (.09)      (.06)       .27

Weighted average shares      35,927     35,557      34,762     33,530     33,425


OTHER FINANCIAL INFORMATION
Working capital            $ 89,174   $ 73,838    $ 63,522    $ 60,281  $ 71,730


Total assets                315,314    362,152     359,203     369,178   382,317

Long-term debt               65,611     80,189      68,625     115,811   136,413

Long-term accrued
  liabilities                30,223     45,207      38,993      52,470    56,500

Stockholders' equity        140,865    145,921     160,548     106,178    98,531


No cash dividends were paid on common shares for any period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Overview
- --------

   The Company operates in one industry segment and provides a broad range of environmental management services to clients principally in the United States. The Company's principal strategy is to market its services on a full-service basis. The Company's operations are managed under a structure consisting of three regions comprising Regional Operations and national Project Operations. The two complement each other as Regional Operations provides full-service capabilities locally and Project Operations manages large projects with construction requirements. Project management, technical, sales and support functions are present in each of the regions and are coordinated by a national functional leader. Accordingly, IT offers all of its services to all clients.

   The Company has changed its fiscal year in 1996 to consist of four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday of March.

                  INTERNATIONAL TECHNOLOGY CORPORATION
                    RESULTS OF OPERATIONS (CONTINUED)

Revenues
- --------

   Revenues for fiscal year 1996 declined by 5.6% compared to an increase of 7.9% in fiscal year 1995. Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company ceased recording any analytical services revenue. However, since a portion of analytical services revenue historically was derived from the Company's other operations, additional revenue is now being recorded related to analytical services subcontracts performed by Quanterra for IT, similar to other third party subcontracts. After excluding fiscal year 1996 and 1995 analytical services revenues other than those provided to the Company's other operations, revenues for the Company declined 3.8% for fiscal year 1996 and increased 16.6% for fiscal year 1995.

   During the fourth quarter of fiscal year 1996, the Company experienced a 19.8% decrease in revenues to $88,579,000 from $110,492,000 in the fourth quarter of fiscal year 1995, primarily due to the slowdown of awards of federal governmental contract delivery orders caused by the delayed authorization of the federal government budget. Additionally, current fourth quarter revenues were adversely impacted by unusually severe weather in much of the United States, which held up field work on several projects. This fourth quarter decline was the primary cause of the fiscal year 1996 revenue decline since revenues (excluding analytical services for fiscal year 1995) were up 2.1% through the first three quarters of the year compared to the prior year. In fiscal year 1995, the higher revenue level was due primarily to an increased number of remediation contracts under federal governmental programs.

   A substantial percentage of the Company's revenues during the three years ended March 29, 1996 was earned through executing governmental contracts for various federal, state and local agencies. Revenues from governmental contracts accounted for 69% of the Company's revenues in fiscal year 1996, compared to 71% and 63% in fiscal years 1995 and 1994, respectively. See the table in Business - Operations - Customers - Federal, State and Local Governmental Clients for an analysis of the Company's revenues attributable to federal, state and local governmental contracts. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. An expected transition by the DOE over the next several years to emphasize remediation over studies is expected to be positive for the Company based on the Company's favorable experience in winning and executing similar work for the DOD as well as the Company's experience with DOE related to its past performance of DOE studies. In the near term, the Company expects that the percentage of total revenues from the execution of federal, state and local governmental contracts will continue to be substantial.

   After lengthy delays, the U.S. Congress has enacted legislation providing current fiscal year environmental cleanup budgets for DOD, DOE and USEPA's Superfund which resulted in reductions of 12%, 7% and 10%, respectively, from prior year levels. For the upcoming fiscal year, the Clinton Administration has proposed budgets for each program that maintain this year's funding level. Congress is considering a substantial increase in USEPA's Superfund cleanup budget, contingent upon reauthorization of CERCLA this year, and a 5% increase in DOE's cleanup budget. Failure of the Congress to increase future environmental restoration funds may adversely affect future government contracting opportunities and funding of the Company's contracted backlog.

   Commercial work has increased slightly in fiscal year 1996, reflecting management efforts to reduce the Company's reliance on governmental contracts. The Company believes this increase would have been greater if commercial clients were not delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. Funding authority under CERCLA lapsed on December 31, 1995, and it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible Congressional rollbacks of environmental regulation and enforcement have led commercial clients to delay projects as well, although there are recent indications of a reduction in the likelihood of significant rollbacks. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds

                  INTERNATIONAL TECHNOLOGY CORPORATION
                    RESULTS OF OPERATIONS (CONTINUED)

being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

   Approximately 11% of IT's revenues in both fiscal years 1996 and 1995 were derived from large, complex thermal remediation contracts utilizing the Company's HTTS thermal treatment technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. If policies were implemented or regulations were changed such that the Company was unable to permit and use thermal treatment on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. The Company's backlog of contracts which utilize HTTS equipment was approximately $23,000,000 at March 29, 1996. The Company is actively pursuing other contract opportunities which utilize the HTTS
equipment.   At March 29, 1996, IT's HTTS equipment had a net book value of approximately $16,000,000. In the quarter ended September 29, 1995, the Company reduced the net book value by $8,000,000 of costs related to equipment specially constructed for the Motco project which has been idle
since ceasing work on the project.   (See Other Income (Expense)).

   The Company's total funded and unfunded backlog at March 29, 1996 was approximately $975,000,000 ($1,176,000,000 at March 31, 1995) including approximately $230,000,000 of contracted backlog scheduled to be completed during fiscal year 1997 and between $50,000,000 and $75,000,000 of additional project work expected to be defined and performed in fiscal year 1997 under existing governmental IDO contracts. Backlog revenues are expected to be earned primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog amounts at March 29, 1996 and March 31, 1995 include $598,000,000 and $760,000,000, respectively, of future work the Company estimates it will receive (based on historical experience) under existing IDO programs. In accordance with industry practices, substantially all of the Company's contracts are subject to cancellation, delay or modification by the customer. Backlog at March 29, 1996 does not include a $325,000,000 award to IT in May 1996 of the Savannah Total Environmental Restoration Contract IDO program by the U.S. Army Corps of Engineers.

   The Company's backlog at any given time is subject to changes in scope of services required by the contracts leading to increases or decreases in backlog amounts. The increased volume of contracts performed subject to such scope changes has also increased the number of contract claims requiring negotiations with clients in the ordinary course of business. (See Notes to Consolidated Financial Statements - Summary of significant accounting policies - Contract accounting and accounts receivable.)

   The federal budget authorization delay and regulatory uncertainties discussed above are putting increased pressure on the Company's business. Although funding trends under DOD contracts have recently improved and the Company has been awarded several new, large contracts in April and May 1996, it expects to report a net loss after preferred stock dividends of between $1,800,000 and $2,700,000, or $0.05 and $0.07 per share, for the first fiscal quarter ending June 28, 1996 on revenues of approximately $80,000,000. Based on recent trends, revenues are expected to progressively increase from first quarter levels during the remainder of fiscal year 1997.

Gross Margin
- ------------

   Gross margins were 14.5%, 14.6% and 14.8% of revenues in fiscal years 1996, 1995 and 1994, respectively. Excluding a $5,300,000 provision for major litigation in fiscal year 1995 (see Notes to Consolidated Financial Statements - Commitments and contingencies - Central Garden), gross margin would have declined from 15.9% of revenues in fiscal year 1995 to 14.5% in fiscal year 1996, primarily because of the combination of the declining level of revenues, lower pricing due to competitive industry conditions and a shift in revenue mix toward lower margin subcontracted work. After

                  INTERNATIONAL TECHNOLOGY CORPORATION
                    RESULTS OF OPERATIONS (CONTINUED)

adjustment for the litigation provision, gross margin increased to 15.9% of revenues in fiscal year 1995 from 14.8% in fiscal year 1994 due to the favorable impact of higher staff utilization and productivity gains experienced in fiscal year 1995 and the negative impact on fiscal year 1994 gross margin of the analytical services business, which experienced a gross margin percentage of 10.1% of revenues due to weak customer demand and decreased utilization of laboratory capacity.

   The Company's ability to maintain its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels. In the fourth quarter of fiscal year 1996, the Company experienced a decline in gross margin percentage to 12.9% of revenues due to the significant decrease in revenues discussed above. Gross margin percentage has been and in the upcoming quarters is expected to continue to be impacted by reduced revenues since certain overhead cost elements are fixed in the short term. Additionally, since the cost of HTTS equipment is generally recovered over three or more projects, gross margins are also dependent on winning new contracts utilizing existing HTTS equipment upon the completion of previous projects; otherwise, depreciation on HTTS equipment idle for significant periods of time will negatively affect gross margin.

Selling, General and Administrative Expenses
- --------------------------------------------

   Selling, general and administrative expenses were 9.5%, 10.0% and 12.4% of revenues in fiscal years 1996, 1995 and 1994, respectively. Selling, general and administrative expenses of $38,125,000 in fiscal year 1996 were $4,351,000 or 10.2% lower than the fiscal year 1995 level due to cost containment measures resulting from continued management attention to expenses. Fiscal year 1995 selling, general and administrative expenses of $42,476,000 represented a decrease of $6,168,000 from the prior year level, due to a special charge of $4,500,000 in fiscal year 1994 related to the contractual retirement benefits to be provided to the Company's former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) and because certain expenses were eliminated or transferred from the Company upon the formation of Quanterra in June 1994. Excluding the $4,500,000 charge, selling, general and administrative expenses would have been $44,144,000 or 11.2% of revenues in fiscal year 1994.

Quanterra
- ---------

   In June 1994, the Company and an affiliate of Corning Incorporated combined the two companies' environmental analytical services businesses into a 50%/50% jointly-owned company (Quanterra), which was recapitalized effective December 29, 1995, with IT retaining a 19% ownership interest. (See Liquidity and Capital Resources and Notes to Consolidated Financial Statements - Quanterra.) IT's 50% investment in Quanterra was accounted for under the equity method through December 29, 1995, and the remaining 19% investment is now accounted for under the cost method. In the nine months ended March 31, 1995, the initial period of Quanterra's operations, the Company reported equity in net loss of Quanterra of $9,827,000 (including a $9,264,000 charge for integration) and, in the six months ended September 29, 1995, the Company reported equity in net loss of Quanterra of $1,821,000. In the quarter ended December 29, 1995, the Company reported equity in net loss of Quanterra of $24,595,000, principally related to the recapitalization of Quanterra noted above.

Other Income (Expense)
- ----------------------

   In fiscal year 1996, the Company reported in other income a pre-tax gain of $1,090,000, related to the settlement of certain litigation concerning the Motco project. (See Notes to Consolidated Financial Statements - Motco litigation settlement.) This gain represented the settlement proceeds of $41,100,000 in cash, net of the previously recorded $31,200,000 claim amount, $8,000,000 of costs related to certain equipment specifically constructed for the Motco project which has been idle since ceasing work on the project, and legal and other expenses.

                  INTERNATIONAL TECHNOLOGY CORPORATION
                    RESULTS OF OPERATIONS (CONTINUED)

   In fiscal year 1995, the Company recorded a charge of $3,800,000 to provide for potential settlement and defense costs related to certain class action shareholder litigation. (See Notes to Consolidated Financial Statements - Commitments and contingencies - Class action lawsuit.)

   In April 1994, the Company was notified that planning permission was denied for an integrated treatment facility located in Salt End, North Humberside, England. The Company wrote off its investment in the facility, reporting a $2,500,000 non-cash charge to continuing operations in fiscal year 1994.

Interest, Net
- -------------

   Net interest expense was 1.6%, 1.7% and 2.1% of revenues in fiscal years 1996, 1995 and 1994, respectively. The following table shows net interest expense for the three fiscal years ended March 29, 1996.


                                                   Year ended
                                       ---------------------------------
                                       March 29,           March 31,
                                                      ------------------
                                         1996         1995          1994
                                       --------       ----          ----
                                                  (In thousands)
   Interest incurred . . . . . .      $ 7,014       $ 8,065       $ 9,326
   Capitalized interest. . . . .            -          (484)         (893)
   Interest income . . . . . . .         (569)         (471)         (160)
                                        -----         -----         -----
     Interest, net . . . . . . .      $ 6,445       $ 7,110       $ 8,273
                                        =====         =====         =====

   In fiscal year 1996, the decline in interest incurred is due principally to lower levels of outstanding debt during the second half of the fiscal year. This resulted from debt paid down out of the $41,100,000
proceeds of the Motco settlement.   (See Notes to Consolidated Financial
Statements - Motco litigation settlement.) This decline in debt was partially offset by the refinancing the Company's senior notes in October 1995 through a $65,000,000 private placement, which exceeded the $50,000,000 of debt being refinanced. These excess proceeds were invested in cash equivalents which generated interest income over the remainder of the year. There was no capitalized interest in fiscal year 1996 due to the completion of the Company's major company-wide management information systems project in fiscal year 1995, on which interest had been capitalized.

   For fiscal year 1995, the decline in interest incurred is due principally to debt repayments which occurred in mid-fiscal year 1994 out of the proceeds of an offering of depositary shares. The net proceeds of $57,130,000 received by the Company from the public offering (see Notes to Consolidated Financial Statements - Preferred stock) were utilized to repay $30,000,000 of outstanding cash advances at September 30, 1993 under the Company's revolving credit facility and to repay $25,000,000 of the Company's senior notes. (See Notes to Consolidated Financial Statements
- - Long-term debt). Capitalized interest for fiscal year 1995 declined $409,000 or 45.8% from the level of the prior fiscal year due to the cessation of capitalized interest on the Company's major company-wide management information systems project, which was substantially completed during the fiscal year. Additionally, the Company received a combined $278,000 of interest income resulting from a settlement of a lawsuit and an income tax refund during fiscal year 1995.

Income Taxes
- ------------

   For fiscal year 1996, in which the Company reported a loss from continuing operations before income taxes of $11,744,000, the Company recorded an income tax benefit of $12,290,000 which included a $7,781,000 tax benefit resulting from the adjustment of IT's deferred tax asset valuation allowance based on the Company's reassessment of its ability to generate a sufficient level of future earnings to realize a substantial portion of IT's related deferred tax asset. If the above tax valuation allowance adjustment had not been reflected, the Company's effective income tax benefit rate would have been 41%, which exceeds the 34% federal statutory rate primarily due to state income tax benefits. (See Notes to Consolidated Financial Statements - Income taxes.)

                  INTERNATIONAL TECHNOLOGY CORPORATION
                    RESULTS OF OPERATIONS (CONTINUED)

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

   The Company's future tax rate is subject to the full realization of its deferred tax asset of $32,476,000 (net of a valuation allowance of $4,869,000). (See Notes to Consolidated Financial Statements - Income taxes.) Realization of the tax asset is expected by management to occur principally as closure expenditures related to the Company's inactive disposal sites over the next several years are deductible in the years the expenditures are made and upon the ultimate tax disposition of the Company's interest in Quanterra, but is subject to the Company having a sufficient level of taxable income and taxable capital gains.

Loss from Continuing Operations
- -------------------------------

   The Company recorded losses from continuing operations of $3,654,000, $7,880,000 and $3,241,000 for fiscal years 1996, 1995 and 1994, respectively. As discussed above, operating income for each of the years was more than offset by the equity in net loss of Quanterra and certain special charges. (See Gross Margin, Quanterra, and Other Income
(Expense).)

DISCONTINUED OPERATIONS

   In fiscal year 1995, the Company increased its provision for loss on disposition of its discontinued transportation, treatment and disposal business by $10,603,000 (net of income tax benefit of $6,397,000). This increased provision primarily related to delays in the regulatory approval process at the Company's inactive disposal facilities located in Northern California, an additional accrual for estimated costs related to certain waste disposal sites where IT has been named as a PRP, increased closure construction costs due to plan revisions and to additional costs experienced due to the unusually heavy rainfall experienced in Northern California in January through March 1995.

   For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements - Discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital increased by $15,336,000 or 20.8%, to $89,174,000 at March 29, 1996 from $73,838,000 at March 31, 1995. The current ratio at March 29, 1996 was 2.13:1 which compares to 1.81:1 at March 31, 1995.

   Cash provided by operating activities for fiscal year 1996 totaled $25,885,000, a $12,310,000 increase from the $13,575,000 of cash provided by operating activities in the prior fiscal year. Capital expenditures were $4,696,000, $10,533,000 and $14,745,000 for fiscal years 1996, 1995 and 1994, respectively. During fiscal year 1996, capital expenditures declined from the prior year level because of the completion of the Company's major company-wide management information systems project during fiscal year 1995. During fiscal year 1995, capital expenditures were reduced from the fiscal year 1994 level due principally to the elimination of all capital requirements for the analytical services business as a result of the formation of Quanterra. Additionally, depreciation has declined due to the Quanterra transaction. Management believes capital expenditures in fiscal year 1997 will increase slightly from those of fiscal year 1996, excluding any business acquisitions or strategic investments which might be made by the Company. (See below and Business

                  INTERNATIONAL TECHNOLOGY CORPORATION
               LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

- - Operations - General.) The Company does not expect to pay significant cash income taxes over the next several years due to its net operating loss carryforwards. (See Notes to Consolidated Financial Statements - Income taxes and Results of Operations - Continuing Operations - Income Taxes.)

   Long-term debt decreased to $65,611,000 at March 29, 1996 from $80,189,000 at March 31, 1995 principally due to the pay down of all outstanding borrowings under the Company's bank line of credit with the proceeds from the settlement of the Motco Trust litigation. (See Notes to Consolidated Financial Statements - Motco litigation settlement.) The Company's ratio of debt (including current portion) to equity was 0.47:1, 0.56:1 and 0.46:1 at March 29, 1996, and March 31, 1995 and 1994,
respectively.

   With regard to the transportation, treatment and disposal discontinued operations, a number of items could potentially affect the liquidity and capital resources of the Company, including changes in closure and post-closure costs, realization of excess and residual land values, demonstration of financial assurance and resolution of other regulatory and legal contingencies. (See Notes to Consolidated Financial Statements
- - Discontinued operations.)

   The Company's agreements with Corning relating to Quanterra contain certain provisions which have affected, and in the future could affect, liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 in January 1996 in connection with the recapitalization of Quanterra. The Company, as part of the recapitalization, is committed to contribute (as required for working capital purposes) up to an additional $2,500,000 to Quanterra (of which $475,000 was paid in March 1996 and another $475,000 was paid in April 1996) and has the option to make additional contributions to maintain its 19% interest. (See Notes to Consolidated Financial Statements - Quanterra.)

   On October 25, 1995, the Company completed the refinancing of its $50,000,000 principal amount of 9 3/8% senior notes due July 1, 1996 and its bank revolving line of credit with a combined $125,000,000 financing which includes $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the new bank line has a term of five years.

   As a result of the consummation of this refinancing arrangement, the Company's $50,000,000 principal amount of 9 3/8% senior notes due July 1, 1996, were redeemed on November 24, 1995.

   In aggregate, at March 29, 1996, letters of credit totaling approximately $30,000,000 related to the Company's insurance program, financial assurance and bonding requirements were outstanding against the Company's $60,000,000 bank line of credit. The Company had no outstanding cash advances under the line at March 29, 1996. As of that date, the Company's borrowing base under its combined financing package allowed for additional letters of credit or borrowings under the line of credit of up to $6,000,000. Together with invested cash of approximately $21,000,000, this produced approximately $27,000,000 of total liquidity at March 29, 1996.

   As a result of expected losses in the first quarter of fiscal year
1997, subsequent to March 29, 1996, the Company obtained a waiver through August 1996 of certain covenants which allows it to maintain compliance with its lending arrangements as of the end of the first quarter of fiscal year 1997. In connection with this waiver, the Company has agreed to restrict the usage of its credit line to letters of credit during the period of the waiver. Additional modifications to the lending arrangement will be required subsequent to the expiration of the waiver. In the event such modifications are not obtained, there would be a material adverse effect on the consolidated financial condition of the Company.

                  INTERNATIONAL TECHNOLOGY CORPORATION
               LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   The Company has total bonding capacity of $135,000,000 at present, of which approximately $80,000,000 is currently being utilized. The
Company's bonding lines generally require 10% collateral in the form of letters of credit.

   The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal facilities and PRP matters (which are expected to increase from recent levels over the next several years), dividend obligations on the depositary shares and contingent liabilities. The recent decline in the Company's business combined with these significant cash requirements is expected to substantially reduce the Company's present combined cash position and availability under its bank line; however, subject to the progressive recovery of the Company's business during fiscal year 1997, the Company's liquidity position is expected to be sufficient to meet the foreseeable requirements.

   On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolidation, with the ultimate goal of maximizing shareholder value. This ongoing effort is directed toward responding to the challenges facing the environmental industry and seeking to reposition IT to create a platform which provides competitive advantage in its existing businesses and facilitates the exploitation of new and existing markets. The Company's chairman and its president and chief executive officer are jointly and actively leading this effort and all opportunities have been and are being aggressively explored, including possible mergers, acquisitions and strategic and financial alliances. There can be no assurance, however, that any transaction will occur or what the timing of any such transaction may be.

FORWARD LOOKING STATEMENTS

   When used in the preceding discussion, the words "expects," "anticipates" and similar expressions are intended to identify, and nonhistorical statements are, forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, additional delays in federal budget authorization and in the funding of federal government contracts, ongoing regulatory uncertainties which affect both governmental and commercial clients, industrywide market factors, liabilities and regulatory developments related to the Company's discontinued operations and financial and liquidity trends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
      SCHEDULE FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 29, 1996


Consolidated Financial Statements.                                 Page
- ---------------------------------                                  -----

   Report of  Ernst & Young LLP, Independent Auditors. . . . . .     24
   Consolidated Balance Sheets ----- March 29, 1996 and
     March 31, 1995. . . . . . . . . . . . . . . . . . . . . . .     25
   Consolidated Statements of Operations ----- Three Years
     Ended March 29, 1996. . . . . . . . . . . . . . . . . . . .     26
   Consolidated Statements of Stockholders' Equity ----- Three
     Years Ended March 29, 1996. . . . . . . . . . . . . . . . .     27
   Consolidated Statements of Cash Flows ----- Three Years Ended
     March 29, 1996. . . . . . . . . . . . . . . . . . . . . . .     28
   Notes to Consolidated Financial Statements. . . . . . . . . .     29


Financial Statement Schedule.
- ----------------------------

   II.  Valuation and qualifying accounts. . . . . . . . . . . .    S-1

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of International Technology Corporation at March 29, 1996 and March 31, 1995 and the consolidated results of operations and cash flows for each of the three years in the period ended March 29, 1996 in conformity with generally accepted accounting principles.





                                        ERNST & YOUNG LLP
Los Angeles, California
May 15, 1996

             INTERNATIONAL TECHNOLOGY CORPORATION
                  CONSOLIDATED BALANCE SHEETS

                                                     March 29,    March 31,
                                                       1996         1995
                                                     --------     --------
                       ASSETS                           (In thousands)
  Current assets:
   Cash and cash equivalents. . . . . . . . . . . .  $ 24,493     $  6,547
   Accounts receivable, less allowance for doubtful
     accounts of $2,943,000 in 1996 and
     $3,107,000 in 1995 . . . . . . . . . . . . . .    126,832     137,896
   Prepaid expenses and other current assets. . . .      4,315       5,630
   Deferred income taxes. . . . . . . . . . . . . .     12,149      14,600
                                                       -------     -------
     Total current assets . . . . . . . . . . . . .    167,789     164,673
  Property, plant and equipment, at cost:
   Land and land improvements . . . . . . . . . . .      1,783       1,766
   Buildings and leasehold improvements . . . . . .     10,961       9,561
   Machinery and equipment. . . . . . . . . . . . .    144,218     143,181
                                                       -------     -------
                                                       156,962     154,508
     Less accumulated depreciation and amortization.   101,201      82,324
                                                       -------     -------
        Net property, plant and equipment. . . . . .    55,761      72,184

  Cost in excess of net assets of acquired businesses    8,770       7,728
  Investment in Quanterra. . . . . . . . . . . . . .    12,975      36,316
  Other assets . . . . . . . . . . . . . . . . . . .     7,987      34,971
  Deferred income taxes. . . . . . . . . . . . . . .    20,327       4,575
  Long-term assets of discontinued operations. . . .    41,705      41,705
                                                       -------     -------
    Total assets . . . . . . . . . . . . . . . . . .  $315,314    $362,152
                                                       =======     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .  $ 27,091    $ 28,823
   Accrued wages and related liabilities . . . . . .    16,363      20,175
   Billings in excess of revenues. . . . . . . . . .     2,044       3,977
   Other accrued liabilities . . . . . . . . . . . .    15,794      22,485
   Short-term debt, including current portion of
     long-term debt. . . . . . . . . . . . . . . . .        97       1,154
   Net current liabilities of discontinued operations   17,226      14,221
                                                       -------     -------
     Total current liabilities . . . . . . . . . . .    78,615      90,835

  Long-term debt . . . . . . . . . . . . . . . . . .    65,611      80,189
  Long-term accrued liabilities of discontinued
    operations . . . . . . . . . . . . . . . . . . .    24,771      39,480
  Other long-term accrued liabilities. . . . . . . .     5,452       5,727
  Commitments and contingencies
  Stockholders' equity:
   Preferred stock, $100 par value; 180,000 shares
     authorized; 24,000 shares issued and outstanding    2,400       2,400
   Common stock, $1 par value; 100,000,000 shares
     authorized; 36,598,207 and 35,737,313
     shares issued and outstanding, respectively. . .   36,598      35,737
   Treasury stock at cost, 27,811 shares. . . . . . .      (84)         -
   Additional paid-in capital . . . . . . . . . . . .  169,958     172,137
   Deficit. . . . . . . . . . . . . . . . . . . . . .  (68,007)    (64,353)
                                                       -------     -------
     Total stockholders' equity . . . . . . . . . . .  140,865     145,921
                                                       -------     -------
   Total liabilities and stockholders' equity . . . . $315,314    $362,152
                                                       =======     =======

  See accompanying notes to consolidated financial statements.

              INTERNATIONAL TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share data)


                                               Year ended
                                      ---------------------------------
                                      March 29,           March 31,
                                                      -----------------
                                        1996          1995         1994
                                        ----          ----         ----
  Revenues . . . . . . . . . . .      $400,042      $423,972     $392,803
  Cost and expenses:
   Cost of revenues. . . . . . .       341,890       362,056      334,616
   Selling, general and
     administrative expenses . .        38,125        42,476       48,644
                                       -------       -------      -------
  Operating income . . . . . . .        20,027        19,440        9,543
  Equity in net loss of Quanterra,
    including loss on recapital-
    ization in 1996 and integration
    charge in 1995 . . . . . . .       (26,416)       (9,827)           -
  Other income (expense) . . . .         1,090        (3,800)      (2,500)
  Interest, net. . . . . . . . .        (6,445)       (7,110)      (8,273)
                                       -------       -------      -------
  Loss from continuing operations
    before income taxes. . . . .       (11,744)       (1,297)      (1,230)
  Benefit (provision) for income
    taxes. . . . . . . . . . . .        12,290        (2,383)         124
                                       -------       -------      -------
  Income (loss) from continuing
    operations . . . . . . . . .           546        (3,680)      (1,106)
  Discontinued operations (net
    of income taxes):
    Loss from disposition. . . .             -       (10,603)           -
                                       -------       -------      -------
  Net income (loss). . . . . . .           546       (14,283)      (1,106)
  Less preferred stock dividends        (4,200)       (4,200)      (2,135)
                                       -------       -------      -------
  Net loss applicable to
    common stock . . . . . . . .      $ (3,654)     $(18,483)    $ (3,241)
                                       =======       =======      =======

  Net loss per share:
   Continuing operations (net of
     preferred stock dividends).      $   (.10)     $   (.22)    $   (.09)
   Discontinued operations:
     From disposition  . . . . .             -          (.30)           -
                                       -------       -------      -------
                                      $   (.10)     $   (.52)    $   (.09)
                                       =======       =======      =======


See accompanying notes to consolidated financial statements.

              INTERNATIONAL TECHNOLOGY CORPORATION
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the three years ended March 29, 1996
                         (In thousands)

                                                               Additional  Common
                              Preferred    Common    Treasury    paid-in   stock to
                                stock       stock     stock      capital  be issued   Deficit    Totals
                              ---------    ------   --------   --------- ---------   -------    ------
Balance at March 31, 1993. . . $      -   $ 33,240   $      -   $109,217   $  6,350   $(42,629)  $106,178
 Net proceeds from public
   offering of depositary
   shares. . . . . . . . . . .    2,400          -          -     54,730          -          -     57,130
 Issuances of common stock . .        -      1,961          -      4,870     (6,350)         -        481
 Dividends paid on preferred
  stock. . . . . . . . . . . .        -          -          -          -          -     (2,135)    (2,135)
 Net loss. . . . . . . . . . .        -          -          -          -          -     (1,106)    (1,106)

                                -------    -------    -------    -------    -------   --------    -------
Balance at March 31, 1994. . .    2,400     35,201          -    168,817          -    (45,870)   160,548
 Issuances of common stock . .        -        203          -        353          -          -        556
 Issuance of warrant and
   common stock related to
   the formation of Quanterra.        -        333          -      2,967          -          -      3,300
 Dividends paid on preferred
   stock . . . . . . . . . . .        -          -          -          -          -     (4,200)    (4,200)
 Net loss. . . . . . . . . . .        -          -          -          -          -    (14,283)   (14,283)
                                -------    -------    -------    -------    -------   --------    -------
Balance at March 31, 1995. . .    2,400     35,737          -    172,137          -    (64,353)   145,921
 Repurchase of common stock. .        -          -       (740)         -          -          -       (740)
 Restricted stock awards . . .        -        835        656       (595)         -          -        896
 Retirement of warrant and
   common stock resulting
   from the recapitalization
   of Quanterra. . . . . . . .        -       (333)         -     (2,067)         -          -     (2,400)
 Issuances of common stock . .        -        359          -        483          -          -        842
 Dividends paid on preferred
   stock . . . . . . . . . . .        -          -          -          -          -     (4,200)    (4,200)
 Net income. . . . . . . . . .        -          -          -          -          -        546        546
                                -------    -------    -------    -------    -------    -------    -------
Balance at March 29, 1996. . . $  2,400   $ 36,598   $    (84)  $169,958   $      -   $(68,007)  $140,865
                                =======    =======    =======    =======    =======    =======    =======



See accompanying notes to consolidated financial statements.

              INTERNATIONAL TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                               Year ended
                                      ---------------------------------
                                      March 29,           March 31,
                                                      -----------------
                                        1996          1995         1994
                                      --------        ----         -----
Cash flows from operating activities:
  Net income (loss). . . . . . . . .  $    546      $ (14,283)    $ (1,106)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Net loss from disposition of
       discontinued operations . . .         -         10,603            -
     Depreciation and amortization .     14,502        19,150        22,372
     Deferred income taxes . . . . .    (13,744)       (4,385)         (654)
     Equity in net loss of Quanterra,
       including loss on recapitali-
       zation in 1996 and integration
       charge in 1995. . . . . . . .     26,416         9,827             -
     (Gain from) provision for
       settlement of lawsuits. . . .     (9,090)        9,100             -
     Writeoff of costs incurred in
       U.K. investments. . . . . . .          -             -         2,500
     Writedown of equipment. . . . .      8,000             -             -
  Changes in assets and liabilities,
    net of effects from acquisitions
    and dispositions of businesses:
     Decrease (increase) in
       receivables . . . . . . . . .      12,904       (21,149)       2,914
     Decrease (increase) in prepaid
       expenses and other current
       assets. . . . . . . . . . . .       1,416           486       (2,475)
     (Decrease) increase in accounts
        payable. . . . . . . . . . .      (2,204)        2,681      (10,732)
     (Decrease) increase in accrued wages
        and related liabilities. . .      (3,987)        1,636       (1,501)
     (Decrease) increase in billings in
        excess of revenues . . . . .      (1,986)       (5,338)       6,786
     (Decrease) increase in other
        accrued liabilities. . . . .      (6,613)        5,966       (3,374)
     (Decrease) increase in other
        long-term accrued liabilities       (275)         (719)       3,268
                                         -------       -------      -------
   Net cash provided by  operating
    activities  . . . . . . . . . . .     25,885        13,575       17,998
Cash flows from investing activities:
  Proceeds from Motco settlement. . .     41,100             -            -
  Capital expenditures. . . . . . . .     (4,696)      (10,533)     (14,745)
  Investment in Quanterra . . . . . .     (5,475)       (1,208)           -
  Acquisition of business, net of
    cash acquired . . . . . . . . . .     (2,223)            -            -
  Other, net. . . . . . . . . . . . .       (655)        1,198        2,050
  Investment activities of
    transportation, treatment and
    disposal discontinued operations.    (11,704)      (11,324)     (12,179)
                                         -------       -------      -------
  Net cash provided by (used for)
    investing activities. . . . . . .     16,347       (21,867)     (24,874)
Cash flows from financing activities:
  Repayments of long-term borrowings    (110,751)      (55,965)     (89,648)
  Long-term borrowings. . . . . . . .     89,598        63,802       43,035
  Net proceeds from public offering
    of depositary shares. . . . . . .          -             -       57,130
  Dividends paid on preferred stock .     (4,200)       (4,200)      (2,135)
  Issuances of common stock . . . . .      1,807           556          481
  Repurchase of common stock. . . . .       (740)            -            -
                                         -------       -------      -------
  Net cash (used for) provided by
   financing activities . . . . . . .    (24,286)        4,193        8,863
                                         -------       -------      -------
 Net increase (decrease) in cash and
   cash equivalents . . . . . . . . .     17,946        (4,099)       1,987
 Cash and cash equivalents at
   beginning of year. . . . . . . . .      6,547        10,646        8,659
                                         -------       -------      -------
 Cash and cash equivalents at
   end of year. . . . . . . . . . . .   $ 24,493      $  6,547     $ 10,646
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

   The Company has changed its fiscal year in 1996 to consist of four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday of March.

   Estimates used in the preparation of the consolidated financial
   ---------------------------------------------------------------
   statements
   ----------

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the consolidated financial statements.

   Cash equivalents
   ----------------

   Cash equivalents include highly liquid investments with an original maturity of three months or less.

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

   Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Unbilled receivables, included in accounts receivable, were $20,945,000 and $20,869,000 at March 29, 1996 and March 31, 1995, respectively. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 29, 1996 is approximately $8,500,000 of claims related to the Helen Kramer project which is subject to a governmental investigation. (See Commitments and contingencies.)

   Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   At March 29, 1996, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

   Property, plant and equipment
   -----------------------------

   The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the individual assets, except for the Hybrid Thermal Treatment System (HTTS) transportable incineration units, which are generally depreciated on the basis of operating days.

   Interest
   --------

   Interest incurred on qualified capital expenditures is capitalized and included in the cost of such constructed assets. Interest incurred was $7,014,000, $8,065,000 and $9,326,000 for fiscal years 1996, 1995 and
1994, respectively. No interest was capitalized in fiscal year 1996. Total interest capitalized was $484,000 and $893,000 for fiscal years 1995 and 1994, respectively.

   Interest income is principally earned on the Company's investments in cash equivalents and was $569,000, $471,000 and $160,000 in fiscal years 1996, 1995 and 1994, respectively. In fiscal year 1995, the Company received a combined $278,000 of interest income resulting from a settlement of a lawsuit and an income tax refund.

   Intangible assets
   -----------------

   Cost in excess of net assets of acquired businesses is amortized over 20 years on a straight-line basis. At March 29, 1996 and March 31, 1995, accumulated amortization is $7,305,000 and $6,584,000, respectively.
Other intangibles, arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value.

   Per share information
   ---------------------

   Per share information is based on the weighted average number of outstanding common shares and common share equivalents during each period which aggregated 35,927,309 in 1996, 35,557,309 in 1995 and 34,762,280 in
1994. Common share equivalents include dilutive stock options and, in 1994, common shares to be issued in connection with the settlement of a class action stockholders' lawsuit. For each fiscal year presented, the computation of net income per share, assuming the conversion into common shares of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, is antidilutive. (See Preferred stock.)

   Fair value of financial instruments
   -----------------------------------

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

   Investment in Quanterra: The Company has a 19% ownership interest in Quanterra (see Quanterra), in which the remaining 81% interest is held by Corning Incorporated. The determination of fair value of the Company's investment in this untraded, closely held entity is not practicable.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Long and short-term debt: A reasonable estimate of the fair value for the 8.67% senior secured notes was based upon a discounted cash flow analysis. The fair value of the 9 3/8% senior notes is based upon the quoted market price. The carrying amount of other debt, including borrowings under the Company's revolving credit facility, approximates its fair value.

   The carrying amounts and estimated fair values of the Company's financial instruments are:

                                     March 29, 1996            March 31, 1995
                                -----------------------    ------------------------
                                Carrying      Estimated    Carrying       Estimated
                                 amount      fair value     amount       fair value
                                --------     ----------    --------      ----------
                                                  (In thousands)
  Cash and cash equivalents    $ 24,493      $ 24,493      $  6,547      $  6,547

  Investment in Quanterra        12,975      Not            Not          Not
                                             practicable    applicable   applicable
                                             to determine

  Long and short-term debt:
    8.67% senior secured notes   65,000        64,759             -            -
    9 3/8% senior notes               -             -        50,000        48,875
    11.63% secured loan               -             -           883           883
    Revolving credit facility         -             -        30,000        30,000
    Other                           708           708           460           460


   Accrued contractual retirement benefits
   ---------------------------------------

   In fiscal year 1994, the Company recorded a $4,500,000 charge to selling, general and administrative expenses related to the actuarially determined present value of contractual retirement benefits to be provided to its former Chairman of the Board (who was also Chief Executive Officer from 1975 through 1992) who retired from that position effective April 1, 1994. Terms of the agreement provide for payments by the Company of approximately $300,000 per year for the duration of the former executive's lifetime.

Consolidated statements of cash flows supplemental disclosures:

     Supplemental cash flow information is:



                                               Year ended
                                      ---------------------------------
                                      March 29,           March 31,
                                                      -----------------
                                        1996          1995         1994
                                       -------       -------      -------
                                                 (In thousands)
     Interest paid, net of amounts
       capitalized                     $ 7,184       $ 7,230      $ 8,767
     Interest received                     293           317          107
     Income taxes paid                   1,860           782        1,241
     Income tax refunds received             2           989        1,783
     Acquisition liabilities assumed     1,155             -            -


Quanterra:

   In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50%/50% jointly-owned company (Quanterra). In connection with the formation, the Company contributed the $38,766,000

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net assets of its analytical business into Quanterra. Additionally, IT incurred cash costs of $1,208,000, issued to Corning 333,000 shares of IT common stock and a five-year warrant to purchase 2,000,000 shares of IT common stock at $5.00 per share which were valued in the aggregate at $3,300,000, and agreed to indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the transaction. Upon the closing of the formation of Quanterra, an integration plan was implemented to eliminate redundant laboratory facilities and duplicative overhead and systems. IT's portion of the charge for integration was $9,264,000, including $2,869,000 incurred directly by IT.

   On January 19, 1996, the Company and Corning completed an agreement to recapitalize Quanterra which resulted in a change in Quanterra's ownership to 19% by IT and 81% by Corning. The recapitalization included a $25,000,000 infusion of new equity in Quanterra, of which $2,500,000 was contributed by IT. In addition, IT sold a common stock interest in Quanterra to Corning in consideration of the exchange of 333,000 shares of IT stock and warrants to purchase 2,000,000 shares of IT common stock, previously issued to Corning in connection with the formation of Quanterra. These shares and warrants were subsequently retired by IT. IT also received a put option allowing it to sell its shares to Quanterra at market value in the year 2003. The Company reported a pre-tax charge of $24,595,000 related to the recapitalization transaction. As a result of the recapitalization, IT's investment in Quanterra, which was previously accounted for under the equity method, is currently accounted for on the cost basis. At March 29, 1996, the Company's investment in Quanterra was $12,975,000. The Company will monitor the value of its investment in Quanterra on an ongoing basis and will recognize any impairment in value should it occur.

   Summarized income statement data for Quanterra for fiscal years 1996 and 1995 (nine months) is the following: revenues - $94,135,000 in 1996 and $92,448,000 in 1995; operating loss - $14,424,000 in 1996 and
$18,921,000 in 1995; and net loss - $11,278,000 in 1996 and $12,879,000 in
1995. Quanterra's revenues from IT were $15,700,000 and $12,000,000 in fiscal years 1996 and 1995 (nine months), respectively.

Discontinued operations:

   Overview
   --------

   In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. In connection with the divestiture, from December 1987 through March 31, 1994, the Company cumulatively recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and two subsequent adjustments) in the amount of $149,589,000, net of income tax benefit of $26,482,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At March 31, 1995, the Company recorded a further increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for increased closure costs resulting from additional delays in the regulatory approval process and costs related to certain waste disposal sites where IT has been named as a PRP. The Company has incurred costs of $11,704,000 in 1996, $11,324,000 in 1995 and $12,179,000 in 1994 relating to the closure plans and construction and PRP matters. The Company expects to incur significant costs over the next several years. At March 29, 1996, the Company's consolidated balance sheet included accrued liabilities of approximately $42,000,000 to complete the closure and post-closure of its disposal facilities and the PRP matters.

   The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed below. The adequacy of the provision for loss has been currently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

   Northern California facilities
   ------------------------------

   The Company has formally, permanently closed its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility.
The approved final closure plan provides for solidification and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over the past several years based upon interim approvals by DTSC, and the final closure is scheduled to be completed in fiscal year 1998.

   Closure and post-closure plans for the Panoche facility are being reviewed for approval by the DTSC. DTSC is preparing a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment. The DEIR evaluates the Company's proposed closure plan as well as several alternative plans. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If selected, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan are subject to a 60-day public comment period after which the DTSC will approve a final closure plan and certify the final EIR. The Company expects the plan and all necessary permits to be approved during fiscal year 1997. Closure construction for the Company's proposed plan is scheduled to be completed within three years of approval
of the plan.   Although not anticipated, if DTSC were to approve an
alternative plan or fail to timely approve any plan, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company.

   Closure construction was completed for the Montezuma Hills and Benson Ridge facilities in December 1991 and December 1992, respectively. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal facilities for at least 30 years. Operation of the facilities in the closure and post-closure periods is subject to numerous federal, state and local regulations. The Company may be required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulatory permit conditions.

   Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1996, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $12,300,000, letters of credit totaling approximately $10,200,000 and a trust fund containing approximately $11,200,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

   Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with DTSC, USEPA, the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Such closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the plans developed by the Company or if there are additional delays in

                   INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the closure plan approval process. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

   The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at March 29, 1996 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

   Operating Industries, Inc. Superfund Site
   -----------------------------------------

    In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liability for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the hazardous wastes disposed of at the site and that the Company's share of certain past costs totaled not less than $8,500,000. Between October 1994 and May 1995, the Company was served with summons and complaints in two lawsuits (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, Case No. CV 94-2861 WMB (GHKx) and National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) brought by members of a group of PRPs ( the Steering Committee), which sought from the Company at least $2,700,000 for costs incurred by Steering Committee members pursuant to the first three settlements (partial consent decrees) negotiated between the USEPA and the Steering Committee. (The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.)

   In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site. In March 1996, the settlement with USEPA, in the form of a consent decree (the Fifth Partial Consent Decree), was lodged in the U.S. District Court. The settlement is subject to federal court approval which is expected in July 1996. If the settlement is approved, the Company will pay to the USEPA approximately $5,400,000 in four installments within one year, which amounts had been previously accrued by the Company, and the Company will receive from the USEPA contribution protection and a covenant not to sue as to the matters addressed in the Fifth Partial Consent Decree. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. The USEPA has released a feasibility study and proposed the final remedy for the site. Selection of the final remedy is subject to public notice and comment. Response costs for the final remedy are estimated by USEPA to range from $96,000,000 to $115,000,000 for the USEPA's preferred alternative to $234,000,000 for the most expensive alternative.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   In April 1996, the Company and the Steering Committee reached a settlement of the Harshaw Filtrol and the ACF United lawsuits, pursuant to which the Company will pay $250,000 in settlement of the Steering Committee's claims. The Company and the Steering Committee also agreed, as a part of the settlement, to cooperate and share on a pro-rata basis certain response and other defense costs with respect to certain groundwater cleanup actions which may be a part of the final remedy for the site. The Company and the Steering Committee have not agreed to share all costs related to the final remedy at the site, inasmuch as the Steering Committee claims that pursuant to earlier consent decrees it is excused from paying for or performing certain actions which may be required as a part of any final remedy and for which the Company and other persons who settled with USEPA pursuant to the Fifth Partial Consent Decree may be liable. The Company does not agree with these claims. The Company's agreement with the Steering Committee to cooperate and share costs with respect to certain groundwater cleanup actions may be terminated voluntarily by either party, including in the event of a dispute as to the parties' respective obligations to pay for or perform the final remedy for the site.

   Should the settlement with the USEPA be disapproved, or the costs of the final remedy be greater than expected, or should the Company be forced to assume a disproportionate share of the costs of the final remedy (whether because of differences in the protections obtained by the Steering Committee and the Company under the various consent decrees, or otherwise), the cost to the Company of concluding this matter could materially increase.

   GBF Pittsburg Site
   ------------------

   In September 1987, the Company was served with a Remedial Action Order
(RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From 1968 through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the disposal facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and industrial waste site (overlying the former liquid hazardous waste site) and, until 1991, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

   Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and other PRPs (the PRP group) are participating to further investigate the nature and extent of any subsurface contamination beneath the site and beyond its borders. The PRP group has submitted Remedial Investigation and Feasibility Study (RI/FS) reports to the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor.

   In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that, although it appears primarily to restate previous RAOs, also directs all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

   In November 1995, the DTSC, by letter, required the PRP group to submit for public comment and DTSC approval a draft Remedial Action Plan (RAP) describing a remedial alternative not supported by the PRP group. The PRP group disputed the timing and content of the draft RAP as required by DTSC as not justified by the RI/FS process, but in January 1996 submitted a draft RAP discussing a number of remedial alternatives. In its November 1995 letter, the DTSC estimated that the costs of the remedial alternatives to range from approximately $4,100,000 for the PRP group's preferred alternative to between $18,300,000 to $32,600,000 for DTSC's favored alternative depending upon whether certain options for discharge of produced waters were available. The options range from continued limited site monitoring to actively pumping and treating groundwater from both the alleged source points of contamination and the allegedly contaminated groundwater plume emanating from the site. The DTSC has

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

advised the PRP group that it has reviewed the group's data and arguments, and nevertheless intends to complete and release for public review and comment by the second quarter of fiscal year 1997 a draft RAP selecting DTSC's preferred alternative. The PRP group is evaluating its potential remedies with respect to the DTSC's action.

   As a part of the draft RAP that the PRP group submitted in January 1996, the group asserted that other PRPs at the site (principally, the current and past owner/operators of the site) were responsible for approximately 85% of the site's remediation costs, and that the PRP group was responsible for no more than approximately 15% of such costs. The current owner/operators recently submitted to DTSC their own proposal in which they claim that the Company and other members of the PRP group are responsible for at least 89% of the site's remediation costs and that they are responsible for only a small percentage of the site's remediation costs, and have demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site. The DTSC has not adopted either allocation. The Company has paid approximately 50% of the PRP group's costs to-date on an interim basis. The PRP group is initiating litigation against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO. The current owner/operators are expected to vigorously defend the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

   Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which would have a material adverse effect on the Company's consolidated financial condition.

   Environmental Protection Corporation Site
   -----------------------------------------

   In March 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investigation and cleanup of the Environmental Protection Corporation
(EPC) site known as the Eastside Facility near Bakersfield, California. The DTSC notice letter states that IT is believed to have arranged for disposal of hazardous substances at the Eastside Facility during the period between 1972 and 1985 when it was permitted and operated as a land treatment facility.

   IT transported various waste streams both generated by IT and on behalf of its customers to the Eastside Facility at various times during that facility's operations and it was a minority shareholder in EPC for a period of its operations. In its March 1995 letter the DTSC directed IT and the other parties which were notified to form a group and to respond to a proposed administrative order directing them to characterize the facility and undertake any appropriate remedial action to deal with any releases or threatened releases identified. In January 1996, the PRP group (of which the Company is a member) and the DTSC entered into an agreement for the performance of a RI/FS for the site, as well as for cost sharing for the RI/FS among the group and the DTSC. IT is cooperating with other group members to perform the work outlined in the agreement. Because of the early stage of the matter, IT has no estimate of its potential costs associated with the remediation of the Eastside Facility.

   Other Site Cleanup Actions
   --------------------------

   The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations.
The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites. Based on the

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to sites not described above at which the Company has been notified of its alleged status as a PRP will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

   The Company has initiated against a number of its past insurers claims for recovery of certain damages and costs with respect to both its Northern California sites and certain PRP matters. The carriers dispute their allegations to the Company and the Company expects them to continue to contest the claims. The Company has included in its provision for loss on disposition of discontinued operations (as adjusted) an amount that, in the opinion of management, with advice of counsel, represents a probable recovery with respect to those claims.

Long-term debt:

   Long-term debt consists of the following:
                                                  March 29,    March 31,
                                                    1996         1995
                                                  --------     --------
                                                      (In thousands)

   8.67% senior secured notes,
    due 2001 - 2003. . . . . . . . . .            $ 65,000     $     -
   9 3/8% senior notes, due 1996 . . .                   -      50,000
   Revolving credit facility . . . . .                   -      30,000
   Other . . . . . . . . . . . . . . .                 708       1,343
                                                   -------     -------
                                                    65,708      81,343
    Less current portion . . . . . . .                  97       1,154
                                                   -------     -------
                                                  $ 65,611    $ 80,189
                                                   =======     =======

   Aggregate amounts of long-term debt maturing in the five years following March 29, 1996 are $97,000, $218,000, $203,000, $190,000 and
none, respectively.

   On October 25, 1995, the Company completed the refinancing of its $50,000,000 principal amount of 9 3/8% senior notes due July 1, 1996 and its bank revolving line of credit with a combined $125,000,000 financing which includes $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years.

   As a result of the consummation of this refinancing arrangement, the Company's $50,000,000 principal amount of 9 3/8% senior notes due July 1, 1996, were redeemed on November 24, 1995.

   Interest on borrowings under the Company's revolving line of credit is at the bank's prime rate plus 0.5%, or in the case of Eurodollar borrowings, at the interbank offered rate plus 1.5%. The Company is subject to a 0.5% per annum charge on the unused portion of the commitment. The Company's new credit facilities contain various financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities. The Company is in compliance with its covenants as of March 29, 1996.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   As a result of expected losses in the first quarter of fiscal year
1997, subsequent to March 29, 1996, the Company obtained a waiver through August 1996 of certain covenants which allows it to maintain compliance with its lending arrangements as of the end of the first quarter of fiscal year 1997. In connection with this waiver, the Company has agreed to restrict the usage of its credit line to letters of credit during the period of the waiver. Additional modifications to the lending arrangement will be required subsequent to the expiration of the waiver. In the event such modifications are not obtained, there would be a material adverse effect on the consolidated financial condition of the Company.

   In aggregate, at March 29, 1996, letters of credit totaling approximately $30,000,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's $60,000,000 bank line of credit. The Company had no outstanding cash advances under the line at March 29, 1996. As of that date, the Company's borrowing base under its combined financing arrangement allowed for additional letters of credit or borrowings under the line of credit of up to $6,000,000.

Income taxes:

   The benefit for income taxes consists of the following:


                                               Year ended
                                      ---------------------------------
                                      March 29,           March 31,
                                                      -----------------
                                        1996          1995         1994
                                        ----          ----         ----
                                                (In thousands)
   Current:
    Federal                          $  1,098     $      -    $   (104)
    State                                 346          371         422
                                      -------      -------     -------
                                        1,444          371         318
                                      -------      -------     -------
   Deferred:
    Federal                           (11,942)      (1,828)       (442)
    State                              (1,792)      (2,557)          -
                                      -------      -------     -------
                                      (13,734)      (4,385)       (442)
                                      -------      -------     -------
   Total benefit                     $(12,290)     $(4,014)   $   (124)
                                      =======      =======     =======


   The benefit for income taxes is included in the statements of operations as follows:


                                               Year ended
                                      --------------------------------
                                      March 29,           March 31,
                                                      ----------------
                                        1996          1995        1994
                                        ----          ----        ----
                                                (In thousands)
   Continuing operations             $(12,290)    $  2,383    $   (124)
   Discontinued operations                  -       (6,397)          -
                                      -------      -------     -------
   Total benefit                     $(12,290)    $ (4,014)   $   (124)
                                      =======      =======     =======

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   A reconciliation of the provision (benefit) for income taxes on continuing operations computed by applying the federal statutory rate of 34% to the loss from continuing operations before income taxes and the reported provision (benefit) for income taxes of continuing operations is as follows:


                                               Year ended
                                      ---------------------------------
                                      March 29,           March 31,
                                                      -----------------
                                        1996          1995         1994
                                        ----          ----         ----
   Income tax benefit computed at
    statutory federal income
    tax rate                         $ (3,993)    $   (441)   $   (418)
   State income taxes, net of
    federal tax benefit, if any          (954)         424         422
   Equity in income (loss) of
    foreign subsidiaries                    -           57        (374)
   Amortization of cost in
    excess of net assets
    of acquired businesses                199          200         212
   Equity in net loss of Quanterra     (2,366)       2,366           -
   Research credit                          -         (212)          -
   Federal deferred tax asset
    valuation allowance adjustment     (5,539)           -           -
   Other (principally nondeductible
    items)                                363          (11)         34
                                      -------      -------     -------
   Total provision (benefit)         $(12,290)    $  2,383    $   (124)
                                      =======      =======     =======


   At March 29, 1996, the Company had net operating loss (NOL) carryforwards of approximately $20,992,000 for tax reporting purposes expiring primarily in 2007 through 2010. The Company also has tax credit carryforwards of approximately $2,350,000 which expire in various years through 2008 and alternative minimum tax credit carryforwards of approximately $3,246,000 with no expiration.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   At March 29, 1996 and March 31, 1995, the Company had deferred tax assets and liabilities as follows:

                                                     March 29,    March 31,
                                                       1996         1995
                                                     --------     --------
                                                         (In thousands)
   Deferred tax assets:
     Closure accruals - discontinued operations      $ 24,854     $ 28,211
     NOL carryforwards                                  9,109       20,145
     Tax basis in excess of book basis in Quanterra    11,145            -
     Alternative minimum tax credit carryforwards       3,246        1,809
     Investment and other tax credit carryforwards      2,350        2,708
     Other accrued liabilities                          7,581       10,082
     Other, net                                         2,042        3,658
                                                      -------      -------
       Gross deferred tax asset                        60,327       66,613
     Valuation allowance for deferred tax asset        (4,869)     (12,650)
                                                      -------      -------
       Total deferred tax asset                        55,458       53,963

   Deferred tax liabilities:
     Tax depreciation in excess of book depreciation   (6,047)     (14,381)
     Asset basis difference - discontinued operations (11,997)     (11,997)
     Other, net                                        (4,938)      (8,410)
                                                      -------      -------
       Total deferred tax liabilities                 (22,982)     (34,788)
                                                      -------      -------

       Net deferred tax asset                        $ 32,476     $ 19,175
                                                      =======      =======

   Net current asset                                 $ 12,149     $ 14,600
   Net noncurrent asset                                20,327        4,575
                                                      -------      -------
       Net deferred tax asset                        $ 32,476     $ 19,175
                                                      =======      =======


      During the year ended March 29, 1996, the Company decreased its deferred tax asset valuation allowance from $12,650,000 to $4,869,000.
The cumulative impact of the resolution in fiscal year 1996 of a number of uncertainties has led to a reassessment of the Company's ability to generate a sufficient level of future earnings to realize a substantial portion of its related deferred tax asset, resulting in the release of valuation allowance. Matters resolved in fiscal year 1996 included:
(1) the $41,100,000 settlement of the Motco Trust lawsuit related to a major contract performed by the Company, which resulted in a substantial tax gain (see Motco litigation settlement), (2) the $125,000,000 refinancing of the Company's senior notes and revolving credit line at efficient rates on a long-term basis thereby mitigating the potential impact of higher future interest expenses (see Long-term debt), (3) the final approval from California state regulators for the closure plan related to the Vine Hill Complex facility, resolving certain of the uncertainties regarding the ultimate costs for closure of the facility (see Discontinued operations), (4) the settlement of past costs related to the OII disposal facility PRP action (see Discontinued operations), (5) the recapitalization of Quanterra (see Quanterra), and (6) the settlement of the majority of the lawsuits related to the Central Garden litigation (see Commitments and contingencies - Contingencies - Central Garden). Management expects that its future taxable income and the use of tax-planning strategies will more likely than not allow the Company to fully realize its deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

      During the year ended March 31, 1995, the Company decreased the deferred tax asset valuation allowance to $12,650,000, principally to offset an adjustment made to reduce the gross deferred tax asset to recognize the federal benefit of net operating losses for state purposes. During the year ended March 31, 1994, the Company increased the deferred

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax asset valuation allowance to $13,519,000, principally due to the recognition of additional state deferred tax assets, primarily state NOL carryforwards, and the relative uncertainty that such state benefits will be fully utilized.

Commitments and contingencies:

      Lease commitments
      -----------------

      The Company's operating lease obligations are principally for buildings and equipment. Generally, the Company is responsible for property taxes and insurance on its leased property. At March 29, 1996, future minimum rental commitments under noncancelable operating leases with terms longer than one year aggregate $32,291,000 and require payments in the five succeeding years and thereafter of $8,365,000, $7,432,000, $5,462,000, $3,833,000, $3,175,000, and $4,024,000, respectively.

      Rental expense related to continuing operations was $11,037,000, $11,550,000 and $14,912,000 for fiscal years 1996, 1995 and 1994, respectively.

      Contingencies
      -------------
      Class action lawsuit
      --------------------

      Mancino et al. v. International Technology Corporation, et al., (U.S.D.C., Central District, California, Case No. 89 - 7244 RMT) is a class action lawsuit filed in federal court in December 1989, on behalf of stockholders of the Company alleging violations of the federal Securities Exchange Act of 1934 in connection with the purchase of shares of the Company's common stock by members of the purported class between January 1986 and April 1987. The Company has recently reached an agreement-in-principle to settle the plaintiff's claims. The settlement is subject to completion of documentation as well as to approval by the court after notice to the class. The Company recorded a provision of $3,800,000 in fiscal year 1995 for potential settlement and defense costs, which is sufficient to cover the Company's obligation under the settlement which has been negotiated.

      After consultation with outside counsel and in consideration of the availability of insurance coverage and the Company's settlement provision, management believes the ultimate outcome of the Mancino action will not have a material adverse effect on the consolidated financial condition of the Company.

      Central Garden
      --------------

      In July 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility. In addition to the owner of the facility, Central and two other lessees of the finished product warehouse facility (an electrical supply company and a pharmaceutical company) incurred significant property damage and substantial loss of inventory. A total of nine lawsuits arising from the fire were filed against the Company including action brought by residents of a nearby apartment complex alleging personal injuries caused by the release of hazardous materials into the atmosphere as a result of the fire (Gravois et al. v. IT Corporation, et al., U.S.D.C., Central District, Louisiana, Case No. 92-649). In August 1993, Gravois was remanded to state court (19th Judicial District, Parish of East Baton Rouge, Louisiana, #383,887).

      The parties to all the lawsuits alleged, among other things, that the Company was the cause of the fire in failing to exercise proper care in the cleanup of the spill, and was responsible for the property damage, loss of contents, loss of profits and other economic injury, and expenses incurred in the cleanup. The Company in pleadings denied responsibility

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the fire, raised certain claims and defenses, and further asserted that Central was not entitled to a set-off for monies due the Company for services rendered to Central of approximately $1,700,000 which amounts are included in accounts receivable in the Company's consolidated balance sheets at March 29, 1996 and March 31, 1995. The allegations in the other lawsuits arising out of the fire substantially duplicated those of the Gravois case and each other. See, e.g., 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #390,241, 19th Judicial District Court, Parish of East Baton Rouge, Louisiana, #393,056.

      Pursuant to a Case Management Order applicable to all of the filed cases, in March 1995, the parties claimed a total of $23,000,000 from all of the defendants (including the claims by the personal injury plaintiffs in the Gravois and two other related actions of approximately $2,400,000), but not including claims for punitive damages in unspecified amounts.

      In March and April 1996, the Company and its insurer settled or reached settlements-in-principle regarding six of the nine lawsuits against the Company brought by those claiming principally property damage. The settlements-in-principle are subject to completion of documentation and approval by the court. As a part of the settlements-in-principle, the Company expects to be paid at least $1,500,000 of the $1,700,000 account receivable due from Central.

      The Company has not yet been able to reach settlements of the claims asserted in the Gravois action and in the two other related cases by nearby apartment dwellers and others who claim personal injuries, damages to their residences, related personal property damage, and punitive damages. While the Company is pursuing settlement of these matters, the Company is defending them vigorously and believes that it has meritorious challenges to some of the damages claimed and meritorious claims for
contribution against others.   Trial of the cases has not been set.

      The Company's insurance carrier defended the actions which have been settled-in-principle and is defending the three remaining actions subject to a reservation of its rights to contest coverage at a later date. The Company may face reimbursement claims by its carrier, based on assertions that the Company's policies do not cover damages resulting from the fire because of allegations that such damages are excluded pollution liabilities or punitive damages.

      In fiscal year 1995, the Company recorded a $5,300,000 charge, covering both defense and potential settlement costs, to provide for its self-insured retention under its general liability insurance coverage for the Central Garden matter. Based on discovery to-date, should any of the settlements-in-principle not be completed or should any of the nine cases proceed to trial, there is a risk that the Company will be found liable for at least some damages. If the Company is held liable for damages, there is the further risk that the Company could be held liable for punitive damages. Should any of the settlements-in-principle not be completed, or should any of the nine cases proceed to trial and result in a significant award of damages against the Company, or should the Company be required to pay significant amounts in settlement of any of the cases, any of which are not substantially covered by the Company's insurance policies, additional litigation costs would be recorded related to the matter.

      Helen Kramer contract
      ---------------------

      In May 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S. Army Corps of Engineers with regard to the Helen Kramer remediation contract, a completed project which the Company performed in joint venture. Since August 1992, the Defense Contract Audit Agency (DCAA) has been conducting an audit of certain claims submitted by the joint venture. The Company has been informed that there is a federal civil and criminal investigation into the claims. Government investigators interviewed employees of the joint venture, the Company's joint venture partner, and the Company. In May 1995, the OIG issued the Company, its joint venture partner and the joint venture a subpoena for various project documents, to which the Company has responded.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In October 1993, a shareholder of the Company alleged that the acts giving rise to the Helen Kramer investigation constituted, among other things, a waste of the Company's assets and demanded that the Company institute an action against those responsible for the alleged wrongdoing. The Audit Committee (Committee) of the Board of Directors investigated the allegations of the OIG. The Committee, acting with the assistance of outside counsel and experts, determined that there was no evidence of intentional wrongdoing or negligence by the Company or any employee. The Board approved the report of the Committee and advised counsel to the shareholder of its conclusions in September 1994. The Company has not received any further communication from the shareholder or her counsel.

      Other
      -----

      The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains a liability insurance program which includes commercial general liability, product liability, automotive liability, employer's liability, workers' compensation, all risk property coverage, consultants' environmental liability (including errors and omissions), employment practices liability and directors' and officers' liability insurance coverage. A portion of the Company's commercial general liability, product liability, automotive liability and workers' compensation insurance is provided through arrangements which require the Company to indemnify the insurance carriers for all losses and expenses under the policies and to support the indemnity commitments with letters of credit.

      Environmental Impairment Liability coverage for IT's inactive treatment, storage and disposal facilities located in Northern California is provided through the Company's captive insurance subsidiary, which has issued a $32,000,000 policy which meets the current requirements of both federal and state law. See Discontinued operations for information regarding certain legal and governmental proceedings affecting the Company's treatment, storage and disposal facilities.

Motco litigation settlement:

      Noncurrent other assets at March 31, 1995 included a claim amount of $31,200,000 representing direct costs incurred in excess of those recovered to that date under the Motco Site Trust Fund contract.

      On December 4, 1991, the Company announced the suspension of work at the Motco project, the cleanup of a Superfund site in Texas and the filing of a $56,000,000 breach of contract lawsuit against the Motco Trust, the PRP group that agreed to finance remediation of the site, and Monsanto Company, the leader of the PRP group. In May 1995, a federal court judge issued a judgment in favor of IT in the amount of approximately $66,000,000, including attorneys' fees and interest.

      In August 1995, the Company settled the litigation and received $41,100,000 of cash from the Motco Trust. In the second quarter of fiscal year 1996, the Company reported in other income a pre-tax gain of $1,090,000, which represented the settlement proceeds, net of the previously recorded $31,200,000 claim amount, $8,000,000 of costs related to certain equipment specially constructed for the Motco project which has been idle since ceasing work on the project, and legal and other expenses.

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

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

      The Preferred Stock ranks, as to dividends and liquidation, prior to the Company's common stock. The dividend per annum and liquidation preference for each share of Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the Preferred Stock and depositary shares are cumulative and payable quarterly.

      The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $5.84 per share, subject to adjustment under certain circumstances. On any dividend payment date on or after September 30, 1996, the Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The Preferred Stock may be redeemed at any time on or after September 30, 1996, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

      Additionally, the Preferred Stock has a special conversion right that becomes effective in the event of certain significant transactions affecting ownership or control of the Company. In such situations, the special conversion right would, for a limited period, reduce the then prevailing conversion price to the greater of the market value of the common stock or $3.17 per share. Generally and with certain exceptions, the special conversion right becomes effective if (1) a person or group acquires at least 50% of the Company's common stock, (2) the Company sells all or substantially all of its assets or (3) the Company participates in a merger or consolidation in which the Company is not the surviving company or the holders of the Company's common stock immediately prior to such merger or consolidation do not hold, directly or indirectly, at least a majority of the common stock of the merger after such a transaction unless the consideration for the transaction received by the holders of the Company's stock is listed stock of a publicly-held company. The form of consideration issued (cash, securities or other property) upon the exercise of the special conversion right by a holder of Preferred Stock depends upon, among other things, the type of transaction that gives rise to the special conversion right.

      The Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the Preferred Stock are in arrears. Such voting rights will continue until such time as the dividend arrearage on the Preferred Stock has been paid in full.

Stock incentive plans:

      The Company's 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. No shares are available for grant under these plans as such authority to grant as to the 1991 Plan expired in March 1996 and as to the 1983 Plan expired in September 1993. Options granted under the plans and outstanding at March 29, 1996 will expire at various dates through March 7, 2006.

      Changes in the number of shares represented by outstanding options under the 1991 Plan and the 1983 Plan during the fiscal years ended March 29, 1996 and March 31, 1995 and 1994 are summarized as follows:

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                               Year ended
                                      ---------------------------------
                                      March 29,          March 31,
                                                    -------------------
                                        1996          1995         1994
                                      -------       -------      -------
  Outstanding at beginning
   of  year                          3,242,503     3,187,019    2,787,152

  Options granted
   (1996, $2.625 - $3.25 per share;
   1995, $2.50 - $3.625 per share;
   1994, $3.125 - $5.875 per share)    140,000     1,453,605    1,007,200

  Options exercised
   (1996, $2.875 per share;
   1995, $2.875 per share;
   1994, $2.75 - $4.625 per share)      (2,299)      (10,060)     (170,583)

  Options expired and forfeited       (246,939)   (1,388,061)     (436,750)
                                      --------     ---------     ---------

  Outstanding at end of year (1996,
   $2.50 - $8.125 per share)         3,133,265     3,242,503     3,187,019
                                     =========     =========     =========

   Vested options                    2,240,635     1,392,422     1,484,947
                                     =========     =========     =========

      Additionally, under the 1991 Plan, the Company awarded shares of nonvested restricted stock to officers and key employees which amounted to 1,064,152 in 1996 and 200,000 in 1995. Vesting of awards is dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target market price for the Company's common stock that exceeds the related market price on the date of grant. On March 29, 1996, the total number of shares of restricted stock outstanding was 1,241,109. The cost of restricted stock awards is generally expensed over the vesting period, which ranges from two to five years, and amounted to $568,000 in fiscal year 1996.

Major customers:

      A total of 65%, 63% and 53% of the Company's revenues during fiscal years 1996, 1995 and 1994, respectively, were from federal governmental agencies, primarily the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE). In fiscal years 1996, 1995 and 1994, the DOD provided 51%, 47% and 33%, respectively, of the Company's revenues. The DOE provided 11%, 12% and 15% of the Company's revenues during fiscal years 1996, 1995 and 1994, respectively.

Employee benefit plans:

      The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company funds current costs as accrued, and there are no unfunded vested benefits. Through June 30, 1995, the Plan required a minimum annual contribution of 4% of participants' eligible compensation; thereafter, the required minimum annual contribution is 3% of participants' eligible compensation. Additionally, beginning July 1, 1995, the Company contributes up to 2% of participants' eligible compensation by matching 50% of each participant's contribution (up to 4% of eligible compensation) to the Company's voluntary 401(k) savings plan. The Plan currently allows a maximum contribution of up to 8% of participants' eligible compensation up to $150,000 annually. The Company's contributions, as a percentage of participants' eligible compensation, were 4.33%, 5% and 4% for fiscal years 1996, 1995 and 1994, respectively.

                  INTERNATIONAL TECHNOLOGY CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Pension and profit sharing expense was $3,601,000, $4,081,000 and $3,987,000 for fiscal years 1996, 1995 and 1994, respectively.

      The Company presently provides certain health care benefits for retirees who are over age 60 and have completed a specified number of years of service. In fiscal year 1996, the Company did not make any net cash payments toward these benefits. Commencing in fiscal year 1994, the Company accrues the expected cost of providing these benefits to an employee and the employee's covered dependents during the years that the employee renders the necessary service and is recognizing its Accumulated Postretirement Benefit Obligation (APBO) of $733,000 on a delayed basis (over 20 years) as a component of net periodic postretirement benefit cost. Annual total expense for postretirement benefits including amortization of the APBO in fiscal year 1996 was $200,000.

Quarterly results of operations (In thousands, except per share data)
  (unaudited):

                                                First      Second        Third    Fourth
                                               quarter     quarter      quarter   quarter
                                               -------     -------      -------   -------
1996:
  Revenues . . . . . . . . . . .                $100,292   $106,259   $104,912   $ 88,579
  Gross margin . . . . . . . . .                  16,944     15,174     14,651     11,383
  Income (loss) from continuing operations . .     2,345      2,355     (4,687)       533
  Net income (loss) applicable to common stock     1,295      1,305     (5,737)      (517)
  Net income (loss) per share  .                $    .04   $    .04   $   (.16)  $   (.01)
                                                 =======    =======    =======    =======
1995:
  Revenues . . . . . . . . . . .                $108,568   $102,509   $102,403   $110,492
  Gross margin . . . . . . . . .                  15,918     16,428     16,689     12,881
  Income (loss) from continuing operations . .    (6,286)     2,891      2,681     (2,966)
  Loss from discontinued operations. .                 -          -          -    (10,603)
  Net income (loss) applicable to common stock    (7,336)     1,841      1,631    (14,619)
  Net income (loss) per share:
    Continuing operations (net of preferred stock
      dividends) . . . . . . . . .              $   (.21)   $   .05   $    .05   $   (.11)
    Discontinued operations . . .                      -          -           -      (.30)
                                                  ------     ------    -------    -------
                                                $   (.21)   $   .05   $    .05   $   (.41)
                                                  ======     ======    =======    =======


      In the third quarter of fiscal year 1996, the Company reported a $14,600,000 ($.41 per share) after tax loss related to the recapitalization of Quanterra (see Quanterra) and a $7,500,000 ($.21 per share) deferred tax asset valuation allowance adjustment. (See Income taxes.)

      In the fourth quarter of fiscal year 1995, the Company accrued a $6,500,000 ($.18 per share) after tax provision for anticipated costs related to certain class action shareholder and other major litigation. (See Commitments and contingencies - Contingencies.)

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

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The section entitled "Election of Directors" in the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for September 5, 1996 (the Proxy Statement) is incorporated herein by reference. See also "Executive Officers of the Company" in Part I of this report for certain information concerning the Company's executive officers.


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


Exhibit No.                           Description
- ---------     ------------------------------------------------------------

2             Omitted - Inapplicable.

3(i) Certificate of Incorporation of the registrant as amended by Amendment to Certificate of Incorporation filed September 17, 1987, with Delaware Secretary of State.(2)

3(ii)         Bylaws of the registrant as amended through June 14, 1996.

4(i)          1. Rights Agreement dated as of December 14, 1989 by and
                 between International Technology Corporation and Bank of America National Trust and Savings Association, as Rights Agent.(8)
              2. Amendment No. 1 to Rights Agreement.(8)

              3. Amendment dated as of April 6, 1995 to Rights
                 Agreement.(3)

              4. Certificate of Designations of Series A Junior
                 Participating Cumulative Preferred Stock, $100 par value.(7)

              5. Certificate of Amendment of Certificate of Designations
                 of Series A Junior Participating Cumulative
                 Preferred Stock, $100 par value.(8)

              6. Certificate of Designations with respect to the
                 registrant's 7% Cumulative Convertible Exchangeable Preferred Stock, $100 par value.(8)

4(ii)         1. Indenture dated as of June 15, 1986 between International
                 Technology Corporation and Continental Illinois National Bank and Trust Company of Chicago relating to the Company's 9 3/8% Senior Notes due 1996.(1)

              2. Indenture for the registrant's 7% Convertible
                 Subordinated Debentures Due 2008.(8)

9             Omitted - Inapplicable.

10(ii)        1. Asset Transfer Agreement among MetPath Inc., the
                 registrant and IT Corporation dated as of May 2, 1994.(10)

              2. Securities Acquisition Agreement between the registrant and MetPath Inc. dated as of May 2, 1994.(10) (Terminated as of January 19, 1996)

Exhibit No.                           Description
- ---------     ------------------------------------------------------------

              3. Shareholders' Agreement between the registrant, IT
                 Corporation, Quanterra Incorporated and MetPath Inc. dated as of June 28, 1994.(13)

              4. Equity Investors' Undertaking, dated June 28, 1994, from
                 MetPath, Inc., the Company and IT Corporation in favor of Quanterra Incorporated, Citibank, N.A., Citicorp USA, Inc. and others.(13)
              5. Portions of Amendment and Waiver, dated June 27, 1995,
                 amending Section 2(a) of the Equity Investors's Undertaking, dated June 28, 1994, by and among Corning Life Sciences, Inc. (formerly MetPath Inc.), the Company and IT Corporation, Quanterra Incorporated, Citibank, N.A., Citicorp USA, Inc., and others.(13)

              6. Credit Agreement among IT Corporation, the Several
                 Lenders from Time to Time Parties Hereto and
                 Chemical Bank, as Administrative Agent, dated as of October 24, 1995.(14)

              7. Note Purchase Agreement dated as of October 24, 1995 for
                 IT Corporation 8.67% Guaranteed Senior Secured Notes due October 30, 2003.(14)

              8. Master Collateral and Intercreditor Agreement dated as of
                 October 24, 1995 among Certain Participating Creditors of IT Corporation and Chemical Bank, as Collateral
                 Agent.(14)

              9. Amendment No. 1 dated as of January 5, 1996 to the Credit
                 Agreement dated as of October 24, 1995 among IT
                 Corporation, the Lenders party thereto, and Chemical Bank, as Administrative Agent.

             10. Amendment No. 1 dated as of January 5, 1996 to the
                 several Note Purchase Agreements, each dated as of October 24, 1995 between IT Corporation and the respective Purchasers party thereto.

             11. Amended and Restated Shareholders' Agreement between
                 Corning Incorporated, the registrant, IT Corporation and Quanterra Incorporated, dated January 1, 1996.(15)

             12. Form of Amended and Restated Equity Investors'
                 Undertaking, dated January 19, 1996, from the Equity Investors in favor of Quanterra Incorporated, Citibank, N.A., and Citicorp USA, Inc.(15)

             13. Agreement, dated January 19, 1996, related to the
                 ownership of IT Corporation, Corning Clinical
                 Laboratories Inc., and Corning Incorporated in Quanterra Incorporated.(15)

             14. Stock Purchase and Sales Agreement dated as of February
                 21, 1996 by and among IT Corporation, International Technology Corporation and the shareholders of Gradient Corporation, a Massachusetts corporation.

10(iii)       1. Non-Employee Directors' Retirement Plan, as amended and restated June 2, 1994.(9)(13)

              2. Description of the Special Turn-a-Round Plan (Fiscal Year
                 1995 Management Incentive Plan) of the registrant.(9)(10)

              3. 1983 Stock Incentive Plan, as amended.(7)(9)

              4. Retirement Plan of IT, 1993 Restatement.(9)(13)

              5. Form of Severance Benefit Agreement between the
                 registrant and certain officers of the registrant.(9)

              6. 1991 Stock Incentive Plan.(5)(9)

              7. Agreement dated July 14, 1992 between Robert B. Sheh and the registrant.(7)(9)

Exhibit No.                           Description
- ---------     ------------------------------------------------------------


               8. Agreement dated November 4, 1993 between Larry M. Hart
                  and the registrant.(9)(10)

               9. Retirement Agreement dated March 3, 1994 between Murray
                  H. Hutchison and the registrant.(9)(10)

              10. Amendment Number One to IT Corporation Retirement Plan,
                  dated as of July 1, 1995.(9)(12)

              11. Amendment Number Two to IT Corporation Retirement Plan,
                  dated as of October 1, 1995.(9)(12)

              12. First Amendment dated January 6, 1995 to the Retirement
                  Agreement dated March 3, 1994 between Murray H.
                  Hutchison and the registrant.(9)(11)

              13. Executive Stock Purchase Interest Reimbursement Plan,
                  approved September 6, 1995.(9)

              14. Executive/Directors Deferred Compensation Plan,
                  effective January 1, 1996.(9)

              15. Executive Restoration Plan, effective July 1, 1995.(9)

              16. Non-Employee Directors Stock Plan  - Retainer Fees,
                  effective October 1, 1995.(9)

11             1. Computation of Per Share Earnings for the three years
                  ended March 29, 1996.

12             Omitted - Inapplicable.

13             Omitted - Inapplicable.

16             Omitted - Inapplicable.

18             Omitted - Inapplicable.

21             1. List of the registrant's subsidiaries.

22             Omitted - Inapplicable.

23             Consent of Ernst & Young LLP, Independent Auditors.

24             Omitted - Inapplicable.

27             1. Financial Data Schedule for the year ended March 29,
                  1996.

               2. Financial Data Schedule for the quarter ended March 29,
                  1996.

28             Omitted - Inapplicable.

99             Omitted - Inapplicable.
__________
(1)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Registration
               Statement on Form S-l (No. 33-6310) and incorporated herein by reference.
(2)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1988 (No.
               1-9037) and incorporated herein by reference.
(3)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Form 8-K dated May 2, 1995 and incorporated herein by reference.
(4)            Previously filed with the Securities and Exchange
               Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1989 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-8 (No. 33-52974) and incorporated herein by reference.
(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Form 8-K dated September 4, 1991 and incorporated herein by reference.
(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.
(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-3 (No. 33-65988) and incorporated herein by reference.
(9)            Filed as a management compensation plan or arrangement per
               Item 14(a)(3) of the Securities Exchange Act.
(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.
(11) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.
(12) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Form S-8 dated January 31, 1996 and incorporated herein by reference.
(13) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Annual
               Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.
(14) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995.
(15) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.

Reports on Form 8-K

Current Report on Form 8-K dated February 2, 1996, reporting under Item 5, "Other Events," related to the filing of a Form S-8 Registration Statement for the IT Corporation Retirement Plan.

                            SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, California on the 27th day of June 1996.


                                             INTERNATIONAL TECHNOLOGY
                                             CORPORATION


                                             By  ROBERT B. SHEH
                                                 ---------------------
                                                 Robert B. Sheh
                                                 President and Chief
                                                 Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



E. MARTIN GIBSON
- ---------------------
E. Martin Gibson              Chairman of the Board of    June 27, 1996
                                Directors




ROBERT B. SHEH
- ---------------------
Robert B. Sheh                Director, President and     June 27, 1996
                                Chief Executive Officer



DONALD S. BURNS
- ---------------------
Donald S. Burns               Director                    June 27, 1996



KIRBY L. CRAMER
- ---------------------
Kirby L. Cramer               Director                    June 27, 1996




RALPH S. CUNNINGHAM
- ---------------------
Ralph S. Cunningham           Director                    June 27, 1996





W. SCOTT MARTIN
- ---------------------
W. Scott Martin               Director                    June 27, 1996

JAMES C. MCGILL
- ---------------------
James C. McGill               Director                    June 27, 1996




HENRY E. RIGGS
- ---------------------
Henry E. Riggs                Director                    June 27, 1996




JACK O. VANCE
- ---------------------
Jack O. Vance                 Director                    June 27, 1996




ANTHONY J. DELUCA
- ---------------------
Anthony J. DeLuca             Senior Vice President       June 27, 1996
                              and Chief Financial Officer
                              (Principal Financial
                              Officer)
PHILIP H. OCKELMANN
- ---------------------
Philip H. Ockelmann           Vice President, Treasurer   June 27, 1996
                              (Principal Accounting
                              Officer)

                INTERNATIONAL TECHNOLOGY CORPORATION
          Schedule II -- Valuation and qualifying accounts
                           (In thousands)

                                Balance at       Provision          Accounts                          Balance
                                 beginning         charged          written                           at end
                                 of period        to income           off             Other          of period
                                 ---------       ----------         ---------         -----          ---------
Year ended March 29, 1996:
   Allowance for doubtful
     accounts. . . . . . . .    $  3,107         $    614        $    (842)         $     64  (1)   $   2,943
   Valuation allowance for
     deferred tax asset. . .    $ 12,650         $ (7,781) (2)   $       -          $      -        $   4,869

Year ended March 31, 1995:
   Allowance for doubtful
     accounts. . . . . . . .    $  3,183         $  1,501        $  (1,281)         $   (296) (3)   $   3,107
   Valuation allowance for
     deferred tax asset. . .    $ 13,519         $   (869) (2)   $       -          $      -        $  12,650

Year ended March 31, 1994:
   Allowance for doubtful
     accounts. . . . . . . .    $  3,011         $    846        $    (674)         $      -        $   3,183
   Valuation allowance for
     deferred tax asset. . .    $ 10,119         $  3,400        $       -          $      -        $  13,519

- ---------------------

(1) Represents allowance for doubtful accounts at March 1, 1996 for receivables acquired in the purchase of Gradient Corporation.

(2)  Represents benefit for income taxes.

(3) Represents allowance for doubtful accounts at June 28, 1994 for receivables transferred to Quanterra, an environmental analytical services company which is jointly owned by IT and an affiliate of Corning Incorporated. (See Notes to Consolidated Financial Statements - Quanterra.)

                                                         Exhibit 11.1

                INTERNATIONAL TECHNOLOGY CORPORATION
                 COMPUTATION OF PER SHARE EARNINGS
               (In thousands, except per share data)

                                               Year ended
                                      -----------------------------------
                                      March 29,           March 31,
                                                   ----------------------
                                        1996          1995         1994
                                      --------     ---------     ---------
Primary earnings per share:

  Income (loss) from continuing
    operations . . . . . . . . . .    $    546     $  (3,680)    $  (1,106)
  Discontinued operations (net of
    income taxes):
    Loss from disposition. . . . .            -       (10,603)           -
                                       --------     ---------     --------
  Net income (loss). . . . . . . .          546       (14,283)      (1,106)
  Less preferred stock dividends .       (4,200)       (4,200)      (2,135)
                                       --------     ---------     --------

Net loss applicable to common stock   $  (3,654)   $  (18,483)   $  (3,241)
                                       ========     =========     ========

  Average number of common shares
    outstanding. . . . . . . . . .       35,882        35,474       33,484
  Average common equivalent shares
    from stock options computed on
    the treasury stock method using
    average market prices . . . . .          45            83           24
  Average number of common shares
    to be issued. . . . . . . . . .           -             -        1,254
                                       --------     ---------     --------
Shares used in computation. . . . .      35,927        35,557       34,762
                                       ========     =========     ========
Net loss per share:
 Continuing operations (net of
   preferred stock dividends). . . .   $   (.10)   $     (.22)   $    (.09)
 Discontinued operations:
   From disposition. . . . . . . . .          -          (.30)           -
                                       --------     ---------     --------
Net loss per share . . . . . . . . .   $   (.10)   $     (.52)   $    (.09)
                                       ========     =========     ========


- ---------------------

Fully diluted earnings per share result in less than 3% dilution and therefore are not presented.

                                                            Exhibit 21.1

               INTERNATIONAL TECHNOLOGY CORPORATION

                    LIST OF SUBSIDIARY COMPANIES


Gradient Corporation
IT Corporation
IT Environmental Programs, Inc.
IT Environmental Services, Inc.
IT Hanford, Inc.
IT Tulsa Holdings, Inc. (formerly IT-McGill Pollution Control
  Systems, Inc.)
International Technology Europe PLC
Universal Professional Insurance Company
IT Brownfields Services Corporation
IT Corporation de Mexico, S.A. de C.V.
IT Corporation of North Carolina
IT Corporation Limited (formerly IT-McGill Limited)
IT Europe Pollution Control Engineering, Ltd. (formerly IT-McGill
  Pollution Control Systems, Ltd.)
IT International Holdings, Inc.
IT Investment Holdings, Inc.

                                                               EXHIBIT 23




       CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration
Statements (Form S-8; No. 2-95647 and No. 33-11486) and in the related Prospectuses pertaining to the International Technology Corporation 1983
Stock Incentive Plan, in the Registration Statement (Form S-8; No. 33-52974) and in the related Prospectus pertaining to the International Technology Corporation 1991 Stock Option Plan, in the Registration Statement (Form S-8; No. 33-60861) relating to the shares of restricted stock to be issued under the Special Turnaround Plan, in the Registration Statement (Form S-8; No. 33-60881) relating to the additional shares under the 1991 Stock Incentive Plan, and in the Registration Statement (Form S-8; No. 333-00651) relating to the shares issued under the IT Corporation Retirement Plan, of our report dated May 15, 1996, with respect to the consolidated financial statements and schedule of International Technology Corporation included in this Annual Report (Form 10-K) for the year ended March 29, 1996.





                                            ERNST & YOUNG LLP
Los Angeles, California
June 25, 1996

                                             Exhibit No. 3(ii)
                                             -----------------


                     AMENDED AND RESTATED
                          BYLAWS OF
             INTERNATIONAL TECHNOLOGY CORPORATION
                   (a Delaware corporation)
                      as of June 14, 1996


                          ARTICLE I
                           Offices

     Section 1.01 Registered Office. The registered office of INTERNA-TIONAL TECHNOLOGY CORPORATION (hereinafter called the "Corporation") in the State of Delaware shall be at No. 100 West Tenth Street, City of Wilming ton, County of New Castle, and the name of the registered agent in charge thereof shall be The Corporation Trust Company.

     Section 1.02 Principal Office. The principal office for the transaction of the business of the Corporation shall be at 336 West Anaheim Street, Wilmington, California 90744. The Board of Directors (hereinafter called the "Board") is hereby granted full power and authority to change said principal office from one location to another.

  Section 1.03 Other Offices. The Corporation may also have an office or offices at such other place or places, either within or without the State of Delaware, as the Board may from time to time determine or as the business of the Corporation may require.

                             ARTICLE II
                       Meetings of Stockholders

     Section 2.01 Annual Meetings. Annual meetings of the stockholders of the Corporation for the purpose of electing directors and for the transaction of such other proper business as may come before such meetings may be held at such time, date and place as the Board shall determine by resolution.

     Section 2.02 Special Meetings. Special meetings of the stockholders may be called at any time by the Board, the Chairman of the Board or the

President. Special meetings of stockholders may not be called by any other person or persons. Written notice of a special meeting shall be given as provided in Section 2.04 of these Bylaws.

    Section 2.03 Place of Meetings. All meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may from time to time be designated by the person or persons calling the respective meeting and specified in the respective notices or waivers of notice thereof.

     Section 2.04 Notice of Meetings. Except as otherwise required by law, notice of each meeting of the stockholders, whether annual or special, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his post office address furnished by him to the Secretary of the Corporation for such purpose or, if he shall not have furnished to the Secretary his address for such purpose, then at his post office address last known to the Secretary, or by transmitting a notice thereof to him at such address by telegraph, cable, or wireless. Except as otherwise expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting, and, in the case of a special meeting, shall also state the purpose or purposes for which the meeting is called. Notice of any meeting of stockholders shall not be required to be given to any stockholder who shall have waived such notice and such notice shall be deemed waived by any stockholder who shall attend such meeting in person or by proxy, except as a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Except as otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and

                                2
<PAGEl>

place thereof are announced at the meeting at which the adjournment is taken.

     Section 2.05 Quorum. Except in the case of any meeting of or the election of directors summarily ordered as provided by law, the holders of record of a majority in voting interest of the shares of stock of the Corporation entitled to be voted thereat, present in person or by proxy, shall constitute a quorum for the transaction of business at any meeting of the stockholders of the Corporation or any adjournment thereof. In the absence of a quorum at any meeting or any adjournment thereof, a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat or, in the absence therefrom of all the stockhold-ers, any officer entitled to preside at or to act as a secretary of, such meeting may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

     Section 2.06  Voting.

     (A) Each stockholder shall, at each meeting of the stockholders, be entitled to vote in person or by proxy each share or fractional share of the stock of the Corporation having voting rights on the matter in question and which shall have been held by him and registered in his name on the books of the Corporation:

          (i) on the date fixed pursuant to Section 6.06 of these Bylaws as the record date for the determination of stockholders entitled to notice of and to vote at such meeting, or,

          (ii) if no such record date shall have been so fixed, then (a) at the close of business on the day next preceding the day on which notice of the meeting shall be given or (b) if notice of the meeting shall be waived, at the close of business on the day next preceding the day on which the meeting shall be held.

          (B) Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors in such other corporation is held, directly or indirectly, by the Corporation shall neither be entitled to vote nor be counted for quorum purposes. Persons holding stock of the Corporation in a fiduciary capacity shall be entitled to vote such stock. Persons whose stock is pledged shall be entitled to vote, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledges to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon. Stock having voting power standing of record in the names of two or more persons, whether fiducia-ries, members of a partnership, joint tenants in common, tenants by entirety or otherwise, or with respect to which two or more persons have the same fiduciary relationship, shall be voted in accordance with the provisions of the General Corporation Law of the State of Delaware.

           (C) Any such voting rights may be exercised by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date unless said proxy shall provide for a longer period. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless he shall in writing so notify the secretary of the meeting prior to the voting of the proxy. At any meeting of the stockholders all matters, except as otherwise provided in the Certificate of Incorporation, in these Bylaws or by law, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat and thereon, a quorum being present. The vote at any meeting to the stockholders on any question need not be by ballot, except as otherwise provided in the Certificate of Incorporation or unless so directed by the chairman of the meeting. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and it shall state the number of shares voted.
     Section 2.07 List of Stockholders. The Secretaryof the Corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockhold-er, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.
     Section 2.08 Inspectors. The Chairman of the Board shall, in advance of any meeting of stockholders, appoint one or more inspectors to act at the meeting and make a written report thereof. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of the inspector with strict impartiality and according to the best of his ability. The inspectors shall (i) ascertain the number of shares outstanding in the voting power of each,
(ii) determine the shares represented at a meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period of a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares represented at the meeting, and account of all votes and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duty of the inspectors. The inspectors need not be stockholders of the Corporation, and any officer of the Corporation may be an inspector with respect to any vote other than a vote for or against a proposal in which such officer shall have a material interest.

     SECTION 2.09 Advance Notice of Stockholder Proposals. At any meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (i) by or at the direction of the Board or
(ii) by any stockholder of the Corporation who complies with the notice procedures set forth in this Section 2.09. For business to be properly brought before any meeting of the stockholders by a stockholder, the stockholder must have given notice thereof in writing to the Secretary of the Corporation at the principal executive offices of the Corporation, which written notice must be received by the Secretary of the Corporation not less than 60 days in advance of such meeting or, if later, the fifteenth day following the first public disclosure of the date of such
meeting (by mailing of notice of the meeting or otherwise).   A stock-
holder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the meeting (1) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (2) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (3) the class, series and number of shares of the Corporation that are beneficially owned by the stockholder, and (4) any material interest of the stockholder in such business. In addition, the stockholder making such proposal shall promptly provide any other information reasonably requested by the Corporation. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any meeting of the stockholders except in accordance with the procedures set forth in this
Section 2.09. The Chairman of any such meeting shall direct that any business not properly brought before the meeting shall not be considered.

     SECTION 2.10  Stockholder Action by Written Consent.

     (A) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board to fix a record date. The Board shall promptly, but in all events within 10 days after the date upon which such request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board within 10 days of the date upon which such request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded, addressed to the attention of the Secretary. Delivery shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board and prior action by the Board is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board adopts the resolution taking such prior action.

     (B) In the event of the delivery to the Corporation of a written consent or consents purporting to authorize or take corporate action and/or revocations related to any such consents (each such written consent and any revocation thereof is referred to in this Section 2.10(B) as a "Consent"), the Secretary of the Corporation shall provide for the safekeeping of such Consents and shall, as soon as practicable after receipt thereof, conduct such reasonable investigation as he deems necessary or appropriate for the purpose of ascertaining the validity of such Consents and all matters incident thereto, including, without limitation, whether the holders of shares having the requisite voting power to authorize or take the action specified in the Consents have given consent; provided, however, that the Chairman of the Board, in his discretion, may designate an inspector to act with respect to such Consents and such inspector shall discharge the functions of the Secretary of the Corporation under this Section 2.10(B). If after such investigation the Secretary or the inspector (as the case may be) shall determine that any action purportedly taken by such Consents has been validly taken, that fact shall be certified on the records of the Corporation kept for the purpose of recording the proceedings of meetings of the stockholders and the Consents shall be filed with such records. In conducting the investigation required by this Section 2.10(B), the Secretary or the inspector (as the case may be) may, at the expense of the Corporation, retain to assist them special legal counsel and any other necessary or appropriate professional advisors, and such other personnel as they may deem necessary or appropriate.

                            ARTICLE III
                        Board of Directors

     Section 3.01 General Powers. The property, business and affairs of the Corporation shall be managed by the Board.

     Section 3.02 Number. In accordance with paragraph SIXTH of the Certificate of Incorporation of this Corporation, the number of Directors of the Corporation is fixed at nine.

     Section 3.03 Election of Directors. The directors shall be elected annually by the stockholders of the Corporation and the persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the persons then elected. The election of directors is subject to any provisions contained in the Certificate of Incorporation relating thereto, including any provisions for a classified board and for cumulative voting. Nominations for the election of directors may be made by the Board or a Committee thereof or by any stockholder entitled to vote in the election of directors; provided, however, that a stockholder may nominate a person for election as a director at a meeting only if written notice of such stockholder's intent to make such nomination has been given by such stockholder to, and received by, the Secretary of the Corporation at the principal executive offices of the Corporation not later than 60 days in advance of such meeting or, if later, the fifteenth day following the first public disclosure of the date of such meeting (by mailing of notice or otherwise). Each such notice shall set forth: (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting and nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the rules and regulations of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board; and (v) the consent of each nominee to serve as a director of the Corporation if so elected. In addition, the stockholder making such nomination shall promptly provide any other information reasonably requested by the Corporation. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 3.03. The Chairman of any meeting of stockholders shall direct that any nomination not made in accordance with these procedures be disregarded.


     Section 3.04 Resignations. Any director of the Corporation may resign at any time by giving written notice to the Board or to the

Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time be not specified, it shall take effect immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.


     Section 3.05 Vacancies. Except as otherwise provided in the Certificate of Incorporation, any vacancy in the Board, whether because of death, resignation, disqualification, an increase in the number of directors, or any other cause, may be filled by vote of the majority of the remaining directors, although less than a quorum. Each director so chosen to fill a vacancy shall hold office until his successor shall have been elected and shall qualify or until he shall resign or shall have been removed.

     Section 3.06 Place of Meeting, Etc. The Board may hold any of it meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution designate or as shall be designated by the person or persons calling the meeting or in the notice or a waiver of notice of any such meeting. Directors may participate in any regular or special meeting of the Board by means of conference telephone or similar communications equipment pursuant to which all persons participating in the meeting of the Board can hear each other, and such participation shall constitute presence in person at such meeting.

     Section 3.07 First Meeting. The Board shall meet as soon as practicable after each annual election of directors and notice of such first meeting shall not be required.

     Section 3.08. Regular Meetings. Regular meetings of the Board may be held at such times as the Board shall from time to time by resolution determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting shall be held at the same hour and place on the next succeeding business day not a legal holiday. Except as provided by law, notice of regular meetings need not be given.

     Section 3.09 Special Meetings. Special meetings of the Board may be called at any time by the Board, the Chairman of the Board or the President, to be held at the principal office of the Corporation, or at such other place or places, within or without the State of Delaware, as the person or persons calling the meeting may designate. Notice of all special meetings of the Board shall be mailed to each director, addressed to him at his residence or usual place of business, at least four (4) days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram or given personally, on the second day, or sooner, before the day on which the meeting is to be held. Such notice may be waived by any director and any meeting shall be a legal meeting without notice having been given if all the directors shall be present thereat or if those not present shall, either before or after the meeting, sign a written waiver of notice of, or a consent to, such meeting or shall after the meeting sign the approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or be made a part of the minutes of the meeting.

     Section 3.10 Quorum and Manner of Acting. Except as otherwise provided in these Bylaws or bylaw, the presence of a majority of the total number of directors then in office as directors shall be required to constitute a quorum for the transaction of business at any meeting of the Board, and all matters shall be decided at any such meeting, a quorum being present, by the affirmative votes of a majority of the directors present. In the absence of a quorum, a majority of directors present at any meeting may adjourn the same from time to time until a quorum shall be present. Notice of any adjourned meeting need not be given. The directors shall act only as a Board, and the individual directors shall have no power as such.

     Section 3.11 Action by Consent. Any action required or permitted to be taken at any meeting of the Board of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board or of such committee, as the case may be, and such written consent is filed the minutes of proceedings of the Board or committee.

     Section 3.12 Compensation. No stated salary need be paid directors, as such, for their services, but, by resolution of the Board, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board or an annual directors' fee may be paid; provided that nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     Section 3.13 Committees. The Board may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have any power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of the dissolution or amending the Bylaws of the Corporation; and unless the resolution of the Board expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Any such committee shall keep written minutes of its meetings and report the same to the Board at the next regular meeting of the Board.

     Section 3.14 Officers of the Board. The Board shall have a Chairman of the Board and may, at the discretion of the Board, have a Vice Chairman. The Chairman of the Board and the Vice Chairman shall be appointed from time to time by the Board and shall have such powers and duties as shall be designated by the Board.

     Section 3.15 Chairman of the Board. The Chairman of the Board shall preside at all meetings of stockholders, the Board and the Executive Committee of the Board at which he is present.

     He shall have the power to call special meetings of the Board, to determine the order of business and the procedure for meetings of the stockholders and meetings of the Board, and to appoint, subject to approval of the Board, the members and chairpersons of the various committees designated by the Board. The Chairman of the Board shall be a member ex officio of all committees designated by the Board, other than those on which he serves as a voting member, except that, so long as the Chairman of the Board is designated by the Board the Chief Executive Officer of the Corporation, he shall not be a member of either the Audit Committee or of the Compensation Committee of the Board; provided, however, that a Chairman of the Board who is also the Chief Executive Officer may attend meetings of the Compensation Committee to provide information and respond to inquiries, but without any vote on any matter considered by the Committee. In the event the Chairman of the Board is designated by the Board as the Chief Executive Officer of the Corporation, he shall have, subject to the direction of the Board, general and active supervision and management over the business, operations and affairs of the Corporation and over its several officers, agents and employees. The Chairman of the Board shall exercise and perform such other powers and duties as may from time to time be assigned by the Board.

     Although the Chairman of the Board shall not be an employee or officer of the Corporation, the position of Chairman shall be subject to the provisions of Article IV hereof, including Sections 4.02 (Election), 4.04 (Removal and Resignation), 4.05 (Vacancies) and 4.11 (Compensation) as though the Chairman of the Board were an officer of the Corporation.

                              ARTICLE IV
                               Officers

     Section 4.01 Number. The officers of the Corporation shall be a President, one or more Vice Presidents, a Secretary and a Treasurer. The Corporation may also have, at the discretion of the Board, one or more Assistant Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers and such other officers as may be appointed in accordance with the provisions of Section 4.03 of this Article IV. One person may hold two or more offices, except that the Secretary may not also hold the office of President.

     Section 4.02 Election. The officers of the Corporation, except such officers as may be appointed in accordance with Section 4.03 or 4.05, shall be chosen annually by the Board, and each shall hold office until his successor shall have been duly chosen and shall qualify or until his resignation, removal or other disqualification for service.

     Section 4.03 Subordinate Officers, Etc. The Board may appoint such other officers as the business of the Corporation may require, each of whom shall have such authority and perform such duties as are provided in these Bylaws or as the Board may from time to time specify, and shall hold office until he shall resign or shall be removed or otherwise disqualified to serve. Section 4.04 Removal and Resignation. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or except in the case of an office chosen by the Board, by any officer upon whom such power of removal may be conferred by the Board.
     Any officer may resign at any time by giving written notice to the Board, the Chairman of the Board, the President or the Secretary of the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 4.05 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or other cause, may be filled in the manner prescribed in these Bylaws for regular appointments to such office.

     Section 4.06 Chairman of the Board. The Chairman of the Board shall not be an employee or officer of the Corporation, unless he is designated by the Board as the Chief Executive Officer of the Corporation. The duties of the Chairman are set forth in Section 3.15 above.

     Section 4.07  President.

     (A) In the event the Chairman of the Board is designated by the Board as the Chief Executive Officer of the Corporation, the President shall be the Chief Operating Officer of the Corporation, and subject to the direction of the Board and the Chairman of the Board and Chief Executive Officer, shall have general responsibility for the operation, administra tion and direction of the business of the Corporation and its several offices, agents and employees, and shall see that all resolutions and orders of the Board and of the Chairman of the Board and Chief Executive Officer are carried into effect.

     (B) In the event the Chairman of the Board is not designated by the Board as the Chief Executive Officer of the Corporation, the President shall have, subject to the direction of the Board, general and active supervision and management over the business, operations and affairs of the Corporation and over its several officers, agents and employees. The President shall exercise and perform such other powers and duties as may from time to time be assigned by the Board.

     Section 4.08 Vice Presidents. In the absence or disability of the President, the Vice Presidents in order of their rank as fixed by the Board or, if not ranked, the Vice President designated by the Board, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President.

     Section 4.09 Secretary. The Secretary shall, if present, record the proceedings of all meetings of the Board, of the stockholders, and of all committees of which a secretary shall not have been appointed, in one or more books provided for that purpose. The Secretary shall see that all notices are duly given in accordance with these Bylaws and as required by law. The Secretary shall be custodian of the seal of the Corporation and shall affix and attest the seal to all documents to be executed on behalf of the Corporation under its seal. In general, the Secretary shall perform all the duties incident to the office of Secretary and such other duties as may from time to time be assigned by the Board.

     Section 4.10 Treasurer. The Treasurer is the chief financial officer of the Corporation and shall keep and maintain, or cause to be kept and maintained adequate and correct accounts of the properties and business transactions of the Corporation.
     Section 4.11 Compensation. The compensation of the officers, agents or employees of the Corporation shall be fixed from time to time by the Board. The Board may delegate to any officer of the Corporation or any committee of the Board the power to fix the compensation of any officer, agent or employee of the Corporation. No officer shall be prevented from receiving such compensation by reason of the fact that such officer is also a director of the Corporation.

                                 ARTICLE V
                Contracts, Checks, Drafts, Bank Accounts, Etc.

     Section 5.01 Execution of Contracts. The Board, except as in these Bylaws otherwise provided, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

     Section 5.02 Checks, Drafts, Etc. All checks, drafts or other orders for payment of money, notes or other evidence of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board. Each such officer, assistant, agent or attorney shall give such bond, if any, as the Board may require.

     Section 5.03 Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board may select, or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, the President, any Vice President or the Treasurer (or any other officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation who shall from time to time be determined by the Board) may endorse, assign and deliver checks, drafts and other orders for the payment of money which are payable to the order of the Corporation.

     Section 5.04 General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board may select or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient.

                            ARTICLE VI
                     Shares and Their Transfer
     Section 6.01 Certificates for Stock. Every owner of stock of the Corporation shall be entitled to have a certificate or certificates, to be in such form as the Board shall prescribe, certifying the number and class of shares of the stock of the Corporation owned by him. The certificates representing shares of such stock shall be numbered in the order in which they shall be issued and shall be signed in the name of the Corporation by the President or a Vice President, and by the Secretary or an Assistant Secretary or by the Treasurer or an Assistant Treasurer. Any of or all of the signatures on the certificates may be a facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any such certificate, shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may nevertheless be issued by the Corporation with the same effect as though the person who signed such certificate, or whose facsimile signature shall have been placed thereupon, were such officer, transfer agent or registrar at the date of issue. A record shall be kept of the respective names of the persons, firms or corporations owing the stock represented by such certificates, the number and class of shares represented by such certificates, respectively, and the respective dates thereof, and in case of cancellation, the respective dates of cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be cancelled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so cancelled, except in cases provided for in Section 6.05.

     Section 6.02 Stock Purchase Plans. The Corporation may adopt and carry out a stock purchase plan or agreement or stock option plan or agreement providing for the issue and sale for such consideration as may be fixed of its unissued shares, or of issued shares acquired or to be acquired, to one or more of the employees or directors of the Corporation or of a subsidiary or to a trustee on their behalf and for the payment of such shares in installments or at one time, and may provide for aiding any such persons in paying for such shares by compensation for services rendered, promissory notes or otherwise.

     Any such stock purchase plan or agreement or stock option plan or agreement may include, among other features, the fixing of eligibility for participation therein, the class and price of shares to be issued or sold under the plan or agreement, the number of shares which may be subscribed for, the method of payment therefor, the reservation of title until full payment therefor, the effect of the termination of employment and option or obligation on the part of the Corporation to repurchase the shares upon termination of employment, restrictions upon transfer of the shares, the time limits of and termination of the plan and any other matters, not in violation of applicable law, as may be included in the plan as approved or authorized by the Board or any committee of the Board.
     Section 6.03 Transfers of Stock. Transfers of shares of stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer clerk or a transfer agent appointed as provided in Section 6.04, and upon surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation. Whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact shall be so expressed in the entry or transfer if, when the certificate or certificates shall be presented to the Corporation for transfer, both the transferor and the transferee request the Corpora tion to do so.

     Section 6.04 Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation. It may appoint, or authorize any officer or officers to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.
     Section 6.05  Lost, Stolen, Destroyed, and Mutilated Certificates.
In any case of loss, theft, destruction, or mutilation of any certificate of stock, another may be issued in its place upon proof of such loss, theft, destruction, or mutilation and upon the giving of a bond of indemnDity to the Corporation in such form and in such sum as the Board may direct; provided, however, that a new certificate may be issued without requiring any bond when, in the judgment of the Board, it is proper so to do.

     Section 6.06 Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribu-tion or allotment of any rights, or entitled to exercise any rights in respect of any other change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If in any case involving the determination of stockholders for any purpose other than notice of or voting at a meeting of stockholders, the Board shall not fix such a record date, the record date for determining stockholders for such purpose shall be the close of business on the day on which the Board shall adopt the resolution relating thereto. A determination of stockhold-ers entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

                               ARTICLE VII
                             Indemnification

      Section 7.01 Indemnification of Directors, Officers, Employees, and Agents. The Corporation shall indemnify to the full extent authorized by law any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including withoutlimita-tion an action by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation or any predecessor of the Corporation, or is or was serving at the request of the Corporation or any predecessor of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful. The right of indemnity provided herein shall not be exclusive, and the Corporation may provide indemnification to any person, by agreement or otherwise, on such terms and conditions as the Board of Directors may approve. Any agreement for indemnification of any director, officer, employee or other person may provide indemnification rights which are broader or otherwise different from those set forth herein.

     Section 7.02 Other Rights and Remedies. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which one seeking indemnification may be entitled under any Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 7.03 Insurance. Upon resolution passed by the Board, the Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer,\ employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

     Section 7.04 Certain Definitions. For purposes of this Article, (1) references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued; (2) references to "other enterprises" shall include employee benefit plans; (3) references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; (4) references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants, or beneficiaries; and (5) a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.

                             ARTICLE VIII
                             Miscellaneous

     Section 8.01 Seal. The Board shall provide a corporate seal, which shall be in the form of a circle and shall bear the name of the Corporation and words and figures showing that the Corporation was incorporated in the State of Delaware and the year of incorporation.

     Section 8.02 Waiver of Notices. Whenever notice is required to be given by these Bylaws or the Certificate of Incorporation or bylaw, the person entitled to said notice may waive such notice in writing, either before or after the time stated therein, and such waiver shall be deemed equivalent to notice.

     Section 8.03 Fiscal Year. The fiscal year of the Corporation shall begin on the first day of April in each year.

     Section 8.04 Amendments. These Bylaws, or any of them, may be altered, amended or repealed, and new Bylaws may be made by the Board, by vote of a majority of the number of directors then in office as directors, acting at any meeting of the Board. These Bylaws or any of them, except Sections 3.02, 3.03 and this Section 8.04, may be altered, amended or repealed and new Bylaws may be made by the vote of the holders of not less than a majority of the outstanding shares of voting stock of the Corporation at an annual meeting of stockholders, without previous notice, or at any special meeting of stockholders, provided that such proposed amendment, modification, repeal or adoption is given in the notice of special meeting. Sections 3.02, 3.03 and this Section 8.04 may be altered, amended or repealed by the vote of the holders of not less than two-thirds of the total voting power of all outstanding shares of voting stock of the Corporation, at an annual meeting of stockholders, without previous notice, or at any special meeting of stockholders, provided that notice of such proposed amendment, modification, repeal or adoption is given in the notice of special meeting.

                                                       Exhibit No. 10(ii)9
                                                       -------------------
                                                            EXECUTION COPY

                 AMENDMENT NO. 1 TO CREDIT AGREEMENT


     AMENDMENT No. 1 dated as of January 5, 1996 (this "Amendment") to the Credit Agreement dated as of October 24, 1995 (the "Credit Agreement") among IT CORPORATION (the "Borrower"), the LENDERS party thereto, and CHEMICAL BANK, as Administrative Agent.

     WHEREAS, the parties hereto desire to amend the Credit Agreement to permit the Borrower to make certain Restricted Payments and to adjust the manner of computation of Consolidated Net Worth in connection therewith;

     NOW, THEREFORE, the parties hereto agree as follows:

     SECTION 1. Definitions; References. Unless otherwise specifical-ly defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall from and after the Amendment Effective Date (as defined in Section 9 hereof) refer to the Credit Agreement as amended hereby.

     SECTION 2. Amendment of Schedule I. (a) Schedule I to the Credit Agreement is amended by restating the definition of the term "Consolidated Net Worth" set forth therein to read in its entirety as follows:

     "Consolidated Net Worth" shall mean, without duplication, the capital stock and surplus accounts of the Parent and its Restricted Subsidiaries appearing on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP (but excluding (i) treasury stock and capital stock subscribed but unissued and preferred stock of the

                                                          EXECUTION COPY

Parent or any of its Subsidiaries redeemable prior to October 31, 2003,
(ii) the reduction of up to $2.4 million in such accounts resulting from the transfer to the Borrower of shares of common stock, and warrants to purchase common stock, of the Parent in exchange for shares of common stock of Quanterra upon consummation of the Corning Transaction, and (iii) an amount, not to exceed $3.1 million, equal to one-half of the reduction in such accounts occurring in connection with consummation of the Corning Transaction, such reduction being the net of (x) the capital loss realized by the Borrower (net of tax benefits attributable to such capital loss), upon such disposition of shares of common stock of Quanterra (such net capital loss, for purposes only of this clause (x), to be in an amount not in excess of $13.7 million), minus (y) the amount of the one-time gain resulting from adjustment of the tax valuation allowance (such gain, for purposes only of this clause (y), to be in an amount not in excess of $7.5 million) in the Borrower's fiscal quarter ended December 29, 1995), provided that the investment in Quanterra represented in such accounts and surplus shall be included only to the extent of (a) prior to consummation of the Corning Transaction, such investment existing on the Closing Date at all times valued at its book value plus the book value of up to $10,000,000 of additional investments in Quanterra and (b) after-consummation of the Corning Transaction, $12,500,000 plus the book value of up to $5,000,000 of additional investments in Quanterra made thereafter, minus Restricted Investments, and minus:

          (i) the net book amount of all assets, after deducting any reserves applicable thereto, which would be treated as intangible under

                                                     EXECUTION COPY

GAAP, including, without limitation, such items as goodwill, trademarks, trade names, service marks, brand names, copyrights, patents and licenses, and rights with respect to the foregoing, unamortized debt discount and expense (other than the capitalized expenses related to the Credit Agreement and the Note Purchase Agreements, but not any amendments, refinancings or waivers relating thereto), organizational expenses and the excess of cost of purchased Subsidiaries over equity in the net assets thereof at the date of acquisition;

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

     (b) Schedule I to the Credit Agreement is further amended by inserting therein, in appropriate alphabetical order, a definition of the terms "Corning" and "Corning Transaction", as follows:

     "Corning" shall mean, collectively, Corning Incorporated and its direct and indirect subsidiaries.
     "Corning Transaction" shall mean the transfer by the Borrower to Corning of up to 360 shares of common stock of Quanterra owned by the Borrower in exchange for 333,000 shares of common stock, and a warrant to

                                                     EXECUTION COPY


acquire 2,000,000 shares of common stock, of the Parent, and the substan tially concurrent recapitalization of Quanterra.

          SECTION 3. Amendment of Section 4 in Schedule III. Section 4 of Schedule III to the Credit Agreement is amended by restating clause
(b) therein to read in its entirety as follows:

          (b) 50% of the cumulative Net Income (without reduction for loss during any fiscal quarter) for all fiscal quarters ending after June 30, 1995, provided that (i) such Net Income shall be determined without giving effect to (A) any net capital loss not in excess of $13.7 million realized by the Borrower upon consummation of the Corning Transaction and (B) the gain, up to $7.5 million, resulting from adjustment of the tax valuation allowance in the Borrower's fiscal quarter ended December 29, 1995 and
(ii) any net loss incurred by Quanterra during such fiscal quarters shall be deducted from Net Income up to an amount equal to the lesser of (x) $10 million in the aggregate or (y) the aggregate amount of capital contribu tions made by the Parent or any Restricted Subsidiary to Quanterra after the Closing Date,

          SECTION 4. Amendment of Section 8 in Schedule III. Section 8 of Schedule III to the Credit Agreement is amended by (x) deleting the word "or" at the end of subsection (d) thereof, (y) deleting the period at the end of subsection (e) and inserting in place thereof a semi-colon and the word "or", and (z) inserting at the end thereof a new subsection (f), as follows:

          (f) so long as no Default or Event of Default shall have occurred and be continuing, on or before March 31, 1996, the Borrower may consummate the Corning Transaction.

                                                        EXECUTION COPY


          SECTION 5. Delivery of Officer's Certificate. The Borrower agrees that it will deliver to the Lenders, together with the financial statements first required to be delivered to the Lenders after consummation of the Corning Transaction, pursuant to Section 21(a) or (b) of Schedule III, an Officer's Certificate in form and substance reasonably satisfactory to Required Lenders, reflecting the calculation of Consolidated Net Worth and the effect thereon of consummation of the Corning Transaction and of the adjustment of the tax valuation allowance in the Borrower's fiscal quarter ended December 29, 1995.

          SECTION 6. Confirmation of Credit Agreement. Except as modified or amended in this Amendment, all terms and conditions in the Credit Agreement remain in full force and effect and are hereby ratified and confirmed.

          SECTION 7. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

          SECTION 8. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signature thereto and hereto were upon the same instrument.

          SECTION 9. Effectiveness. The amendment of the Credit Agreement provided for herein shall become effective on the date (the "Amendment Effective Date") when the Administrative Agent shall have received counterparts hereof signed by the Borrower and the Required Lenders, and Required Noteholders under the Note Purchase Agreements shall have executed amendments to Schedule I and III to the Note Purchase Agreements that effect changes therein corresponding to the changes effected hereby.

                     [SIGNATURE PAGE TO FOLLOW]

                                                     EXECUTION COPY


IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the date and year first above written.

                              IT CORPORATION
                              By:
                              Title:

                              CHEMICAL BANK, as Administrative
                              Agent and as a Lender
                              By:
                              Title:

                              THE FIRST NATIONAL BANK OF BOSTON
                              By:
                              Title:
                              SOCIETE GENERALE
                              By:
                              Title:

                                                  Exhibit 10(ii)10
                                                  ----------------

                                                   EXECUTION COPY

          AMENDMENT NO. 1 TO NOTE PURCHASE AGREEMENTS

     AMENDMENT No. 1 dated as of January 5, 1996 (this "Amendment") to the several Note Purchase Agreements, each dated as of October 24, 1995 (the "Note Purchase Agreements"), between IT CORPORATION (the "Company"), and the respective Purchasers party thereto.

     WHEREAS, the parties hereto desire to amend the Note Purchase Agreements to permit the Company to make certain Restricted Payments and to adjust the manner of computation of Consolidated Net Worth in connection therewith;

     NOW, THEREFORE, the parties hereto agree as follows:

     SECTION 1. Definitions; References. Unless otherwise specifically defined herein, each term used herein which is defined in the respective Note Purchase Agreements has the meaning assigned to such term therein. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the respective Note Purchase Agreements shall from and after the Amendment Effective Date (as defined in Section 9 hereof) refer to such Note Purchase Agreement as amended hereby.
     SECTION 2. Amendment of Schedule I. (a) Schedule I to the Note Purchase Agreements is amended by restating the definition of the term "Consolidated Net Worth" set forth therein to read in its entirety as follows:

     "Consolidated Net Worth" shall mean, without duplication, the capital stock and surplus accounts of the Parent and its Restricted Subsidiaries appearing on a consolidated balance sheet of the Parent and its Restricted Subsidiaries prepared in accordance with GAAP (but excluding (i) treasury stock and capital stock subscribed but unissued and preferred stock of the

                                                     EXECUTION COPY

Parent or any of its Subsidiaries redeemable prior to October 31, 2003,
(ii) the reduction of up to $2.4 million in such accounts resulting from the transfer to the Borrower of shares of common stock, and warrants to purchase common stock, of the Parent in exchange for shares of common stock of Quanterra upon consummation of the Corning Transaction, and (iii) an amount, not to exceed $3.1 million, equal to one-half of the reduction in such accounts occurring in connection with consummation of the Corning Transaction, such reduction being the net of (x) the capital loss realized by the Borrower (net of tax benefits attributable to such capital loss), upon such disposition of shares of common stock of Quanterra (such net capital loss, for purposes only of this clause (x), to be in an amount not in excess of $13.7 million), minus (y) the amount of the one-time gain resulting from adjustment of the tax valuation allowance (such gain, for purposes only of this clause (y), to be in an amount not in excess of $7.5 million) in the Borrower's fiscal quarter ended December 29, 1995), provided that the investment in Quanterra represented in such accounts and surplus shall be included only to the extent of (a) prior to consummation of the Corning Transaction, such investment existing on the Closing Date at all times valued at its book value plus the book value of up to $10,000,000 of additional investments in Quanterra and (b) afterconsumma tion of the Corning Transaction, $12,500,000 plus the book value of up to $5,000,000 of additional investments in Quanterra made thereafter, minus Restricted Investments, and minus:

          (i) the net book amount of all assets, after deducting any reserves applicable thereto, which would be treated as intangible under

                                                     EXECUTION COPY

GAAP, including, without limitation, such items as goodwill, trademarks, trade names, service marks, brand names, copyrights, patents and licenses, and rights with respect to the foregoing, unamortized debt discount and expense (other than the capitalized expenses related to the Credit Agreement and the Note Purchase Agreements, but not any amendments, refinancings or waivers relating thereto), organizational expenses and the excess of cost of purchased Subsidiaries over equity in the net assets thereof at the date of acquisition;

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

     (b) Schedule I to the Note Purchase Agreements is further amended by inserting therein, in appropriate alphabetical order, a definition of the terms "Corning" and "Corning Transaction", as follows:

     "Corning" shall mean, collectively, Corning Incorporated and its direct and indirect subsidiaries.

     "Corning Transaction" shall mean the transfer by the Borrower to Corning of up to 360 shares of common stock of Quanterra owned by the Borrower in exchange for 333,000 shares of common stock, and a warrant to

                                                     EXECUTION COPY

acquire 2,000,000 shares of common stock, of the Parent, and the substan tially concurrent recapitalization of Quanterra.

     SECTION 3.     Amendment of Section 4 in Schedule III.  Section 4 of
Schedule III to the Note Purchase Agreements is amended by restating clause (b) therein to read in its entirety as follows:

     (b) 50% of the cumulative Net Income (without reduction for loss during any fiscal quarter) for all fiscal quarters ending after June 30, 1995, provided that (i) such Net Income shall be determined without giving effect to (A) any net capital loss not in excess of $13.7 million realized by the Borrower upon consummation of the Corning Transaction and (B) the gain, up to $7.5 million, resulting from adjustment of the tax valuation allowance in the Borrower's fiscal quarter ended December 29, 1995 and
(ii) any net loss incurred by Quanterra during such fiscal quarters shall
be   deducted from Net Income up to an amount equal to the lesser of (x)
$10 million in the aggregate or (y) the aggregate amount of capital contributions made by the Parent or any Restricted Subsidiary to Quanterra after the Closing Date,
     SECTION 4.     Amendment of Section 8 in Schedule III.  Section 8 of
Schedule III to the Note Purchase Agreements is amended by (x) deleting the word "or" at the end of subsection (d) thereof, (y) deleting the period at the end of subsection (e) and inserting in place thereof a semi-colon and the word "or", and (z) inserting at the end thereof a new subsection (f), as follows:

     (f) so long as no Default or Event of Default shall have occurred and be continuing, on or before March 31, 1996, the Borrower may consummate the Corning Transaction.

                                                      EXECUTION COPY

     SECTION 5. Delivery of Officer's Certificate. The Company agrees that it will deliver to the Noteholders, together with the financial statements first required to be delivered to the Noteholders after consummation of the Corning Transaction, pursuant to Section 21(a) or (b) of Schedule III, an Officer's Certificate in form and substance reasonably satisfactory to Required Noteholders, reflecting the calculation of Consolidated Net Worth and the effect thereon of consummation of the Corning Transaction and of the adjustment of the tax valuation allowance in the Borrower's fiscal quarter ended December 29, 1995.

     SECTION 6. Confirmation of Note Purchase Agreements. Except as modified or amended in this Amendment, all terms and conditions in each of the Note Purchase Agreements remain in full force and effect and are hereby ratified and confirmed.

     SECTION 7. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 8. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signature thereto and hereto were upon the same instru-ment.

     SECTION 9. Effectiveness. The amendment of the respective Note Purchase Agreements provided for herein shall become effective on the date (the "Amendment Effective Date") when the counterparts hereof have been signed by the Company and Required Noteholders, and Required Lenders under the Credit Agreement shall have executed amendments to Schedule I and III to the Credit Agreement that effect changes therein corresponding to the changes effected hereby.

                      [SIGNATURE PAGE TO FOLLOW]

                                                     EXECUTION COPY

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the date and year first above written.

                              IT CORPORATION
                              By:
                              Title:

                              JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY
                              By:
                              Title:
                              JOHN HANCOCK LIFE INSURANCE
                              COMPANY OF AMERICA
                              By:
                              Title:

                              ALLSTATE LIFE INSURANCE COMPANY
                              By:
                              Title:
                              By:
                              Title:

                              THE MUTUAL LIFE INSURANCE COMPANY OF NEW
                              YORK
                              By:
                              Title:

                                                        EXECUTION COPY


                              MONY LIFE INSURANCE COMPANY
                              OF AMERICA
                              By:
                              Title:

                                                      Exhibit No.10(ii)14
                                                      -------------------

                     STOCK PURCHASE AND SALE AGREEMENT
                                  AMONG
                             IT CORPORATION,
                    INTERNATIONAL TECHNOLOGY CORPORATION
                                   AND
                        EACH OF THE STOCKHOLDERS OF
                           GRADIENT CORPORATION



                             February 21, 1996

                     STOCK PURCHASE AND SALE AGREEMENT

          This Stock Purchase and Sale Agreement (this "Agreement") is made and entered into as of February 21, 1996 by and among IT Corporation, a California corporation ("Buyer"), International Technology Corporation, a Delaware corporation ("ITX") and each of the signatories hereto designated a Seller at the foot of this Agreement (individually a "Seller" and collectively "Sellers").

                            R E C I T A L S
                            - - - - - - - -

     A. Sellers own all of the issued and outstanding capital stock (the "Gradient Stock") of Gradient Corporation, a Massachusetts corporation (the "Company").

     B. Each Seller desires to sell that number of shares of the Gradient Stock set forth in Schedule 2.1 to this Agreement, which, adjusted as of the Closing to reflect the issuance of additional shares of Gradient Stock to some or all of Sellers, shall constitute all the shares of the Gradient Stock owned by such Seller, such that Sellers as a group desire to sell, and Buyer desires to acquire, all of the outstanding shares (the "Shares") of the Gradient Stock.


                          A G R E E M E N T
                          - - - - - - - - -

          NOW, THEREFORE, in consideration of the foregoing and the provisions set forth below, and subject to the terms and conditions set forth herein, the parties agree as follows:


                               ARTICLE I
                              DEFINITIONS

          As used in this Agreement, the following terms shall have the meanings indicated below:

          "Accounts Receivable" shall have the meaning set forth in
Section 3.6(b).

          "Affiliate" shall mean, in respect of any specified Person, any other Person that, directly or indirectly, controls, is controlled by, or is under common control with, such specified Person or if such specified Person bears a familial relationship with such other Person.

          "Agreement" shall have the meaning set forth in the Preamble.

          "Anniversary" shall mean the First Anniversary, the Second

Anniversary, or the Third Anniversary.

          "Applicable Percentage" shall mean the percentage established in each Financial Performance Table in Article III for each Earn-Out Payment, and the actual amount of each Earn-Out Payment is calculated by multiply-ing the Maximum Aggregate Amount of each Earn-Out Payment (as referenced in Article III) by the Applicable Percentage.

          "Balance Sheet" shall have the meaning set forth in Section
5.11(a).

          "Bare Labor" shall mean direct labor not including fringe benefits.

          "Beck" shall mean Barbara Beck.

          "Business Plan"  shall have the meaning set forth in Section
7.8.
          "Buyer" shall have the meaning set forth in the Preamble.

          "Cause" shall be defined as dishonesty, fraud, gross incompe-tence, willful misconduct, self-dealing, breach of fiduciary duty whether or not involving personal profit, willful or intentional failure, neglect or refusal to perform duties commensurate with such Person's existing position, experience or salary, willful violation of any law, rule or regulation (other than traffic violations or similar offenses), or repeated non-prescription use of controlled substances or alcohol that renders one unfit to serve.

          "Claim" shall mean any and all claims, losses, damages, liabilities, costs and expenses (including, without limitation, settlement costs and any legal, accounting and other expenses for investigating or defending any actions or threatened actions) reasonably incurred, and "Claims" shall mean more than one Claim.

          "Closing" shall have the meaning set forth in Section 9.1.

          "Closing Date" shall mean March 1, 1996, or such other date on or before such date as the parties shall agree.

          "Code" shall mean the Internal Revenue Code of 1986, as amended.

          "Committee" shall have the meaning set forth in Section 7.12.

          "Common Stock" shall mean the common stock, $1.00 par value per share, registered or unregistered, of ITX.

          "Company" shall have the meaning set forth in the Recitals.

          "Confidential Information" shall mean any and all information, including "know-how," data, reports, drawings, designs, inventions, computer hardware, software and media, patterns, procedures, specifica-tions, intellectual property and other technical, business, or financial information, whether any of the foregoing is verbal, visual, written or in tangible form, which relates to the business of Buyer, ITX or any of its affiliates or Company and is not generally available to others or is protected against unrestricted disclosure to third parties. Confidential Information also includes all copies, information, inventions, improve-ments, and the like, made, derived or developed from the Confidential Information. Confidential Information shall not include any information which (a) can be proved to be known to such Person before being obtained or derived from Buyer, ITX or Company; (b) was or is conceived, created or independently developed by such Person, (c) is now or hereafter becomes available to the public other than as a consequence of a breach of obligations under this Agreement by such Person, or (d) is disclosed to other than such Person with, and in accordance with the terms of, prior approval of Buyer or ITX.

          "Direct Cost" shall mean Direct Labor plus project-related purchases and/or rentals of labor from other than Buyer, and goods, materials and equipment, except as provided in Sections 3.8(b), (c), and
(d).

          "Direct Labor" shall mean direct labor charges (regardless of whether the labor is purchased from Company or Buyer) including fringe benefits. Fringe benefits shall be included when calculating Direct Labor and shall be calculated on an interim basis at the rate of 39% of Bare Labor, and such rate shall be adjusted and determined annually after the close of each of Fiscal Year 1997, Fiscal Year 1998 and Fiscal Year 1999 pursuant to the provisions of Section 3.5(b) hereof, in accordance with the actual fringe rate obtained by Company during each of such years.

          "Direct Margin" shall mean the Revenue of the Company less
Direct Cost.

          "Direct Margin Base" shall mean, with respect to Fiscal Year 1997, $3,650,000, as may be adjusted pursuant to Section 3.6 hereof, and with respect to each of Fiscal Year 1998 and Fiscal Year 1999, shall mean the Direct Margin Base, adjusted as follows: During each of Fiscal Year 1998 and Fiscal Year 1999, the Direct Margin Base shall be automatically increased to the lesser of the amount of Direct Margin actually achieved during, or the Maximum Performance for, the immediately preceding Fiscal Year, but in no event shall the Direct Margin Base be adjusted for any Fiscal Year so as to be less than the Direct Margin Base applicable to Fiscal Year 1997. By way of example only, if the Company achieves in Fiscal Year 1997 Direct Margin equal to: 1) $4,000,000, the Direct Margin Base applicable to Fiscal Year 1998 shall be $4,000,000; 2) $4,030,000, the Direct Margin Base applicable to Fiscal Year 1998 shall be $4,015,000; or 3) $3,600,000, the Direct Margin Base applicable to Fiscal Year 1998 shall be $3,650,000. Failure of the Company to earn during any Fiscal Year Direct Margin equal to the Direct Margin Base applicable to Fiscal Year 1997 has certain consequences, all as specified in Section 3.6(a)(2).


          "Earn-Out Payments" shall mean the First Anniversary Earn-Out Payment, the Second Anniversary Earn-Out Payment and the Third Anniversary Earn-Out Payment, all as specified in Sections 3.2, 3.3, and 3.4 hereof.

          "Enforceability Exceptions" shall mean limitations (i) pursuant to applicable bankruptcy, insolvency, moratorium or similar laws of general application relating to or affecting creditors' rights, including, without limitation, the effect of statutory or other laws regarding fraudulent conveyances and preferential transfers, and (ii) imposed by general principles of equity.

          "Environmental Protection Laws" shall mean all federal, state, local and foreign laws, statutes, regulations having the force and effect of law, permits, court decrees and decisions, judgments, injunctions and written orders concerning (i) public health and safety relating to exposure of humans to toxic or hazardous substances or (ii) pollution or protection of the environment or natural resources, including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") (42 U.S.C. 9601 et seq.); the Hazardous Materials Transportation Act (49 U.S.C. 1801 et seq.); the Resource Conservation and Recovery Act ("RCRA") (42 U.S.C. 6901 et seq.); the Clean Water Act (33 U.S.C. 1251 et seq.); the Safe Drinking Water Act (14 U.S.C. 1401 et seq.); the Toxic Substances Control Act (15 U.S.C. 2601
et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C. 136 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.); the Emergency Planning and Community Right-to-Know Act (42 U.S.C. 11001-11005, 11021-11023, and 11041-11050); each as supplemented or amended; provided, however, that such term shall not include any federal, state, local or foreign statutes or regulations or case law governing worker's compensation.

          "EPA" shall mean the United States Environmental Protection Agency, or any successor governmental agency.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended from time to time.

          "Financial Performance Table" shall have the meaning set forth in Section 3.2.

          "Financials" shall have the meaning set forth in Section
5.11(a).

          "First Anniversary" shall mean March 28, 1997, provided, however, that if such Anniversary falls upon a date upon which the New York Stock Exchange is closed for trading, the Anniversary date shall be the next day upon which the New York Stock Exchange is open for trading.

          "Fiscal Year 1997" shall mean the twelve month period ended March 28, 1997. "Fiscal Year 1998" shall mean the twelve month period ended March 27, 1998. "Fiscal Year 1999" shall mean the twelve month period ended March 26, 1999. "Fiscal Year" shall mean any of such three Fiscal Years.

          "GAAP" shall mean generally accepted accounting principles as in effect at the time in question.

          "Gosselin" shall mean Jean Gosselin.

          "Gradient Stock" shall have the meaning set forth in the Recitals.

          "Hopkins" shall mean Peg Hopkins.

          "Indemnified Party" shall have the meaning set forth in Section
8.3.

          "Indemnifying Party" shall have the meaning set forth in Section
8.3.

          "Ineligible Participant" shall mean any Person who has-voluntarily terminated his or her employment with Buyer or whose employment with Buyer has been terminated for Cause. The parties agree that no Person shall be deemed to be an Ineligible Participant due to death, disability or involuntary termination other than for Cause.

          "Initial Cash Payment" shall have the meaning set forth in
Section 2.2(a).

          "Initial Stock Payment" shall have the meaning set forth in
Section 2.2(b).

          "Intangible Personal Property" shall have the meaning set forth in Section 5.15.

          "IRS" shall mean the Internal Revenue Service.

          "ITX" shall have the meaning set forth in the Recitals.

          "Key Employees", on a given date, shall mean the employees of Buyer selected as Key Employees by the Committee on or for such date; provided, however, that the Persons listed on Schedule 4.2 hereto shall be deemed to be the Key Employees as of the Closing Date and provided that such Key Employee remains a Key Employee on the relevant Anniversary. The Committee may redesignate who shall be Key Employees and the amounts of Earn-Out Payments and/or Retention Payments payable to Key Employees at any time and from time to time, at the Committee's discretion.

          "Key Personnel" shall mean Murphy, Shifrin, and Beck.

          "Kiser" shall mean David Kiser.

          "Lease" shall have the meaning set forth in Section 5.14(a).

          "License" shall have the meaning set forth in Section 5.15.

          "Limit of Liability" shall mean (and be calculated): (i) with respect to each Seller, by multiplying $2,000,000 times such Seller's Relative Equity Interest, plus interest on all Claims, at an annual rate equal to the Prime Rate then in effect, from the date on which Sellers are notified in writing of a Claim which has matured, until paid, and (ii) with respect to each Principal Indemnitor, by multiplying $2,000,000 times such Principal Indemnitor's Relative Equity Interest, plus interest on all Claims, at an annual rate equal to the Prime Rate then in effect, from the date on which Sellers are notified in writing of a Claim which has matured, until paid.

          "Material Contracts" shall have the meaning set forth in Section
5.18.

          "Maximum Aggregate Amount" shall mean the maximum amount of an Earn-Out Payment, which shall be payable as and to the extent provided in
Article III.

          "Murphy" shall mean Brian Murphy.

          "Outstanding Credit Facility" shall mean the Company's revolving credit facility with State Street Bank & Trust Company ("State Street") and the Company's indebtedness outstanding pursuant thereto.

          "Payments" shall mean the Retention Payments, the Earn-Out

Payments and the Purchase Payments.

          "Person" shall mean any natural person or any corporation, partnership, joint venture or other entity.

          "Post-Closing Review" shall have the meaning set forth in
Section 7.3.

          "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by Chemical Bank as its prime rate in effect at its principal office in New York, New York.

          "Principal Indemnitors" shall mean Murphy, Shifrin, Kiser, Gosselin and Beck.

          "Principal Indemnitor's (or Principal Indemnitors') Relative Equity Interest" shall mean the percentage determined by dividing (i) the number of Shares owned by a Seller (who is a Principal Indemnitor) as set forth in Schedule 2.1 to this Agreement by (ii) the total number of Shares owned at the Closing by all of the Sellers (who are Principal Indemni-tors).

          "Purchase Payments" shall mean, collectively, the Initial Cash Payment, the Initial Stock Payment, and the other payments specified in
Article II.

          "Purchase Price" shall mean the Purchase Payments and the Earn-Out Payments.

          "Real Property" shall have the meaning set forth in Section
5.14(a).

          "Registration Statement" shall mean those certain Registration Statements under the Securities Act of 1933, to be filed by ITX related to the issuance of the Common Stock in payment of the Payments.

          "Regulated Substance" shall mean any chemical or substance subject to or regulated under any Environmental Protection Law including, without limitation, any "pollutant or contaminant" or "hazardous substance" as those terms are defined in CERCLA, any "hazardous waste" as that term is defined in RCRA, and any other hazardous or toxic wastes, substances, or materials, petroleum (including crude oil and refined and unrefined fractions thereof), polychlorinated biphenyls ("PCBs"), infectious waste, special waste, pesticides, fungicides, solvents, herbicides, flammables, explosives, asbestos and asbestos-containing material, and radioactive materials, whether injurious by themselves or in combination with other materials.

          "Related Party" shall mean the Affiliates of any Seller.

          "Representative" shall have the meaning set forth in Section
3.6(c)(i).

          "Restricted Period" shall have the meaning set forth in Section
7.11.

          "Retention Payments" shall mean the payments provided for in
Article IV hereof.

          "Revenue" shall mean, with respect to the Company, gross revenue earned in accordance with the Company's revenue recognition policies and shall include, but not be limited to, the following:

          (i) The marked-up value of all labor and non-labor costs incurred on client projects hosted by the Company for each accounting period, whether billed or unbilled;

          (ii) The marked-up value of all labor expended by the Company on the activities referred to in Section 3.8 during each accounting period;

          (iii) Any write-off's, overruns, or write-in's recorded during each accounting period;

          (iv) Any new reserves for uncollectible accounts receivable or collections of past accounts receivable reserves during each accounting period; and

          (v) All journal entries recorded during each accounting period, including, but not limited to, any reserves, accruals, loss provisions, etc.

          "SEC" shall mean the Securities and Exchange Commission.

          "Second Anniversary" shall mean March 27, 1998, provided, however, that if such Anniversary falls upon a date upon which the New York Stock Exchange is closed for trading, the Anniversary date shall be the next day upon which the New York Stock Exchange is open for trading.

          "Seller" or "Sellers" shall have the meaning set forth in the Preamble.

          "Seller's (or Sellers') Relative Equity Interest" shall mean the percentage determined by dividing (i) the number of Shares owned by a Seller as set forth in Schedule 2.1 to this Agreement by (ii) the number of Shares issued and outstanding (without reference to treasury stock) at the Closing.

          "Shares" shall have the meaning set forth in the Recitals.

          "Shifrin" shall mean Neil Shifrin.

          "Stock Price Formula" shall mean, with respect to any payment to be made in shares of Common Stock, the monetary amount of such payment divided by the average of the closing prices of the Common Stock as reported in the Wall Street Journal on each day within five business days preceding the date for calculation of such payment.

          "Stock Retention Payments" shall mean the First Anniversary Key Employee Stock Retention Payment, the Second Anniversary Key Employee Stock Retention Payment and the Third Anniversary Key Employee Stock Retention Payment.

          "Stub Period" shall mean period of days between the Closing, through and including March 31, 1996.

          "Stub Period Base" shall mean the 91 day period from January 1, 1996, through and including March 31, 1996.

          "Stub Period Target Direct Margin Amount" shall mean the Stub Period Target Direct Margin Amount, established for the purposes of
Section 3.6(a) of this Agreement. The Stub Period Target Direct Margin Amount shall be equal to the product of: (a) a fraction, the numerator of which is the number of days in the Stub Period, and the denominator of which is the number of days in the Stub Period Base, which is 91, and (b) $912,500.

          "Tax" or "Taxes" shall mean any and all taxes imposed or required to be collected by any federal, state or local taxing authority in the United States, or by any foreign taxing authority under any statute or regulation, including, without limitation, all income, gross receipts, sales, use, personal property, use and occupancy, business occupation, mercantile, ad valorem, transfer, license, withholding, payroll, employ-ment, excise, real estate, environmental, capital stock, franchise, alternative or add-on minimum, estimated or other tax of any kind whatsoever, including any interest, penalties and other additions thereto.

          "Third Anniversary" shall mean March 26, 1999, provided, however, that if such Anniversary falls upon a date upon which the New York Stock Exchange is closed for trading, the Anniversary date shall be the next day upon which the New York Stock Exchange is open for trading.

          "Transactions" shall mean, in respect of any party, all transactions contemplated by this Agreement that involve, relate to or affect such party.

                             ARTICLE II
                         PURCHASE PAYMENTS

Section 2.1 Purchase and Sale of Shares. Each Seller hereby sells, conveys, transfers, assigns and delivers to Buyer, and Buyer hereby acquires, accepts and purchases from each Seller, the number of Shares owned by such Seller as at the Closing, as set forth in Schedule 2.1 to this Agreement. Sellers may update such schedule at the Closing to reflect subsequent issuance of shares of Gradient Stock to Sellers from the date of this Agreement through the Closing.

Section 2.2 Purchase Payments. In consideration of the sale of the Shares, and subject to the terms and conditions hereof (including, Section
7.6 concerning Purchase Payments to Kiser and Gosselin) the Buyer shall pay to the persons referenced in and otherwise in accordance with Section
2.3 hereof, in the following amounts (collectively, the "Purchase
Payments"):

     (a) a payment in cash in the amount of $1,100,000 to be paid in same day funds upon the Closing Date (the "Initial Cash Payment");

     (b) a payment, upon the Closing, in the amount of $900,000 to be paid in cash in same day funds or in shares of Common Stock, at Buyer's discretion, with any such payment of Common Stock to be calculated in accordance with the Stock Price Formula applied as of three (3) business days before the Closing Date (the "Initial Stock Payment");

     (c) three (3) payments, each in the amount of $66,667, to be paid in cash in same day funds or in shares of Common Stock, at Buyer's discre-tion, with one such payment to be made upon each of the First Anniversary, Second Anniversary and Third Anniversary;

     (d) three (3) payments in cash in same day funds, each in the amount of $66,667, with one of such payments being made upon each of the First Anniversary, Second Anniversary, and Third Anniversary;

     (e) three (3) payments in cash in same day funds, each in the amount of $100,000, with one of such payments being made upon each of the First Anniversary, Second Anniversary, and Third Anniversary;

     (f) three (3) payments, each in the amount of $100,000, to be paid in cash in same day funds or in shares of Common Stock, at Buyer's discretion, with one such payment to be made upon each of the First Anniversary, Second Anniversary and Third Anniversary.


Section 2.3  Manner of Purchase Payments.

     (a) Buyer shall make the Purchase Payments to the Sellers in accordance with Sellers' Relative Equity Interests.

     (b) Buyer shall be obligated to pay the amounts specified in Sections 2.2 (e) and (f) to all Sellers, notwithstanding that one or more of such Sellers might be Ineligible Participant(s) on the applicable Anniversary date relative to the payment of such amounts; but, Buyer shall not be obligated to pay any of the amounts specified in Sections 2.2 (c) or 2.2 (d) to any Seller who shall be an Ineligible Participant on the applicable Anniversary date relative to the payment of such amounts. The amounts payable to those Sellers who are not Ineligible Participants upon such Anniversary date shall not be increased because of the fact that another Seller may be an Ineligible Participant upon such date.

     (c) The Stock Price Formula shall be applied (as of the applicable Anniversary date) relative to any payments which Buyer may, in its discretion, make in Common Stock in accordance with this Agreement.

     (d) Kiser and Gosselin shall be paid for their Shares, in cash, at the Closing in accordance with Section 7.6 of this Agreement. According-ly, the amounts set forth in Sections 2.2(c) - 2.2(f), which are to be paid to all Sellers (including Kiser and Gosselin) for their Shares in accordance with Sellers' Relative Equity Interests, shall be appropriately adjusted in order to reflect the payment at Closing to Kiser and Gosselin.


                         ARTICLE III
                     EARN-OUT PROVISIONS

  Section 3.1 Earn-Out Installments. In addition to the amounts paid to Sellers pursuant to Article II, Buyer shall pay, as specified in Section
3.5 through 3.13 hereof, to the Sellers, in consideration for the Shares, and to the Key Employees, the Earn-Out Payments as and to the extent described in this Article III, up to the corresponding Maximum Aggregate Amount specified for each Earn-Out Payment. Each Earn-Out Payment (i.e., each of the First Anniversary Earn-Out Payments, the Second Anniversary Earn-Out Payments, and the Third Anniversary Earn-Out Payments) shall consist of a Maximum Aggregate Amount of $291,666.67 of which a maximum of $216,666.67 is payable to the Sellers and a maximum of $75,000 is payable to the Key Employees. The Buyer shall be obligated to pay any amount on account of an Earn-Out Payment if and only if the Company achieves the applicable Minimum Performance during the applicable Fiscal Year. The amount of each Earn-Out Payment actually paid shall be equal to the Maximum Aggregate Amount specified for such Earn-Out Payment (except as such may be increased in accordance with Section 3.11), multiplied by the Applicable Percentage (provided in the applicable Financial Performance Table) relating to each such Earn-Out Payment. By way of example only, (1) if the Company achieves a Direct Margin during Fiscal Year 1997 equal to 100% of the Direct Margin Base, the Applicable Percentage is 0%, no amount would be payable on account of the First Anniversary Payment; (2) if the Company achieves a Direct Margin during Fiscal Year 1997 equal to 104% of the Direct Margin Base, the Applicable Percentage is 40%, and the total amount of the First Anniversary Earn-Out Payment payable would be $116,666.67 ($116,666.67 = ((104-100)/10) x $291,666.67); and (3) if the
Company achieves a Direct Margin during Fiscal Year 1997 equal to 112% of the Direct Margin Base, the Applicable Percentage is 100%, and the total amount of the First Anniversary Earn-Out Payment payable would be $291,666.67 ($291,666.67 = ((112-100)/10, but never in excess of 100%) x
$291,666.67). (Capitalized terms used in this Section 3.1 are defined as used elsewhere in Article III.)

  Section 3.2 First Anniversary Earn-Out Payments. A table showing the required financial performance (a "Financial Performance Table") for the First Anniversary Earn-Out Payments is as follows:

  ------------------------------------------------------------------------
  Percentage of Direct Margin           Percentage of the First
  Base Earned by the Company            Anniversary Earn-Out Payment
  during Fiscal Year 1997               to be Paid by Buyer
                                        (the "Applicable Percentage"
                                        for the First Anniversary
                                        Earn-Out Payment)
  ------------------------------------------------------------------------

   100% (the "Minimum                   0% (below 100%, the Applicable
   Performance")                        Percentage is zero)
  ------------------------------------------------------------------------
   between 100% and 110%                The ratio (expressed as a
                                        percentage) of
                                        (percent in excess of 100
                                        achieved): 10
  ------------------------------------------------------------------------
   110% (the "Maximum                   100%
   Performance") or above
  ------------------------------------------------------------------------

  Section 3.3 Second Anniversary Earn-Out Payments. The Financial Performance Table for the Second Anniversary Earn-Out Payments is as follows:

  ----------------------------------------------------------------------
  Percentage of Direct Margin            Percentage of the Second
  Base Earned by the Company             Anniversary Earn-Out Payment
  during Fiscal Year 1998                to be Paid by Buyer (the
                                         "Applicable Percentage" for the
                                         Second Anniversary Earn-Out
                                         Payments)
  ----------------------------------------------------------------------
    100% (the "Minimum                   0% (below 100%, the Applicable
    Performance")                        Percentage is zero)
  ----------------------------------------------------------------------
    between 100% and 115%                The ratio (expressed as a
                                         percentage) of
                                         (percent in excess of 100
                                         achieved): 15
  ----------------------------------------------------------------------
    115% (the "Maximum                   100%
    Performance") or above
  ----------------------------------------------------------------------

  Section 3.4 Third Anniversary Earn-Out Payments. The Financial Performance Table for the Third Anniversary Earn-Out Payments is as follows:

  ----------------------------------------------------------------------
  Percentage of Direct Margin            Percentage of the Third
  Base Earned by the Company             Anniversary Earn-Out Payment
  during Fiscal Year 1999                to be Paid by Buyer (the
                                         "Applicable Percentage" for the
                                         Third Anniversary Earn-Out
                                         Payments)
  ----------------------------------------------------------------------
    100% (the "Minimum                   0% (below 100%, the Applicable
    Performance")                        Percentage is zero)
  ----------------------------------------------------------------------
    between 100% and 120%                The ratio (expressed as a
                                         percentage) of
                                         (percent in excess of 100
                                         achieved): 20

  ----------------------------------------------------------------------
    120% (the "Maximum                   100%
    Performance") or above
  ----------------------------------------------------------------------

  Section 3.5  Manner of Payment.

     (a) All Earn-Out Payments payable to Sellers shall be payable pro rata according to Sellers' Relative Equity Interests. All Earn-Out Payments payable to Key Employees shall be payable to those Key Employees (Key Employees as of the Closing are listed on Schedule 4.2) and in the amounts determined by the Committee (subject to the limits thereon imposed in Sections 3.2, 3.3 and 3.4). One half of each Earn-Out Payment (e.g., the First Anniversary Earn-Out Payment, the Second Anniversary Earn-Out Payment, and the Third Anniversary Earn-Out Payment) shall be payable in cash and the other half shall be payable in cash or in Common Stock, at Buyer's discretion. All payments to be made in shares of Common Stock under Article III shall be made in accordance with the Stock Price Formula applied as of the relevant Anniversary date. Earn-Out Payments shall be calculated to the nearest dollar by "rounding down."

     (b) Each Cash Earn-Out payment to be made pursuant to Article III shall be made in next day funds by certified check and each Earn-Out Payment shall be sent to each Key Employee in care of the Company, in the case of the Key Employees, or to each Seller, as the case may be, in the manner of a notice given pursuant to Section 10.2. Each Earn-Out Payment shall be payable within ninety days of the end of the relevant fiscal year of the Company. Buyer's determination of the amounts due to Sellers shall be furnished to Sellers not later than sixty days following the close of the relevant period.

  Section 3.6 Transition; Adjustment to Direct Margin Base; Effect of Reserves and Write-Downs of Accounts Receivable; Determinations of Financial Performance Tests.

     (a) (1) Should the Company achieve a Direct Margin during the Stub Period less than the Stub Period Target Direct Margin Amount, the parties agree that the Direct Margin Base for Fiscal Year 1997 shall be adjusted. Such adjustment shall increase the Direct Margin Base for Fiscal Year 1997 on a dollar-for-dollar basis, for each dollar that the Direct Margin achieved during the Stub Period is less than the Stub Period Target Direct Margin Amount. The adjustment to the Direct Margin Base for Fiscal Year 1997, if any, shall be determined as a part of the Post-Closing Review.

          (2) In no event shall any Person be entitled to any Earn-Out Payment for any Fiscal Year should the Direct Margin for the applicable Fiscal year be less than the Direct Margin Base applicable to Fiscal Year 1997.

     (b) Promptly after the Closing, Buyer shall prepare and deliver to Sellers a list of all Accounts Receivable outstanding on the Closing Date. The collectability and any reserves or write-downs (whether newly or subsequently) taken with respect to the Accounts Receivable (including those outstanding on the Closing Date) shall be judged in accordance with Buyer's standard practice therefor. Any of the Company's Accounts Receivable outstanding as of the Closing Date which are reserved or written-down subsequent to the Closing shall result in an adjustment to the Company's Direct Margin during the fiscal year that such Accounts

Receivable are reserved or written down, for the purposes of calculating the Earn-Out with respect to such fiscal year. Any such adjustment shall have the effect of reducing, on a dollar-for-dollar basis, the Company's Direct Margin during the fiscal year any such Accounts Receivable are reserved or written-down, based upon the amounts of the Accounts Receivable so reserved or written-down; provided, however, that should Buyer be entitled to effect a reduction under either Section 3.6(a) or
(b), Buyer shall be entitled to effect such reduction only with respect to either (but not both) of such Sections and provided that any subsequent collection of any write-downs shall increase the Company's Direct Margin in the period when collected. Notwithstanding anything to the contrary contained in this Section 3.6, Buyer shall not be prevented from taking further or subsequent reserves or write-downs and corresponding reductions under Section 3.6(b) with respect to Accounts Receivable identified as outstanding on the Closing Date, thereby reducing the Earn-Out for the period when such further reserves or write-downs are taken, even if prior reductions were effected under Section 3.6(a); provided, however, that such further or subsequent reserves or write-downs shall relate solely to Accounts Receivable (or portions of Accounts Receivable) that did not previously result in reductions under Section 3.6(a).

     (c) Except as expressly stated otherwise herein, all determinations for purposes of this Article III shall be made in accordance with GAAP, consistently applied in accordance with Buyer's accounting policies and procedures then in effect and applied to all of Buyer's operations. In addition, all determinations under this Article III shall be made in accordance with the following provisions:

          (i) A representative of the Sellers ("Representative"), shall have the right to review all accounting records relevant to the making of such determinations by Buyer. In the event that the Representative disagrees with any determination made by Buyer, the Representative shall deliver to Buyer, within 30 days after receipt of any such determination from Buyer, a written statement specifying the amount of the additional payment to which it believes Sellers or Key Employees are entitled, and the nature and reasons for its disagreement with Buyer's determination. If the Representative and the Company are unable to resolve any such disagreement within 30 days after receipt by Buyer of the written statement from the Representative, the matter shall be submitted to an independent public accounting firm chosen by the Representative from a list of three public accounting firms submitted to it by Buyer, all of which shall be among the "Big Six" accounting firms and none of which shall have been retained or engaged by Buyer at the time of or during the six-month period prior to the date the list is submitted to the Representative by Buyer. The accounting firm shall follow such procedures as it deems appropriate for obtaining the necessary information in considering the positions of the Representa-tive and Buyer but shall not conduct an independent audit, and shall render its determination on the matter, which shall be final, conclusive and binding upon Buyer and all of Sellers.

          (ii) Fees and expenses for the accounting firm (i) shall be paid by the Sellers (who are not then Ineligible Participants) if Buyer's determination is affirmed by the accounting firm, or (ii) shall be apportioned among Buyer and Sellers (who are not then Ineligible Partici pants) if the accounting firm determines that an additional amount is due Sellers or Key Employees over and above the amount determined by Buyer; such apportionment shall be made so that Buyer shall pay the percentage of the fees and expenses equal to the percentage determined by dividing (A) the additional amount to be paid by Buyer to Sellers or Key Employees by
(B) the additional amount asserted by the Representative, up to the full amount thereof.

          (iii)     Any additional payment required pursuant to this
Section 3.6 shall be made to Sellers or Key Employees promptly with interest from the date such payment was originally due at an annual rate equal to the Prime Rate in effect as of such date.

          (iv) Buyer agrees to provide Sellers with a monthly report of the Company's Direct Margin, with all components identified, within 15 business days after the close of each monthly accounting period. Included with this report shall be a detailed breakdown of all labor and other costs incurred, as reflected in the general ledger.

  Section 3.7 Effect of Attrition on Earn-Out Payments. Buyer shall not be obligated to pay to any Seller or Key Employee who is an Ineligible Participant upon an applicable Anniversary any amount of any Earn-Out Payment, but in the event any Seller or Key Employee is an Ineligible Participant upon any Anniversary, the amount that would otherwise have been paid to such Seller or Key Employee shall be redistributed ratably among the remaining Sellers according to their Relative Equity Interests and Key Employees as determined by the Committee.

  Section 3.8 Provisions for Work Jointly Performed by Buyer and the Company. For the purposes of calculating the Earn-Out Payments:

     (a) Revenues from client work performed by Buyer's employees for any projects hosted by Company will be included in Revenue.

     (b) Revenue received for client work performed by Company for any projects hosted by profit centers of Buyer (other than the Company) will be included in Revenue at a minimum multiplier of 3.0 times Bare Labor. All costs except fringe incurred on such projects will be included in Revenue at a multiplier of 1.0.

     (c) Charges for work done for bid and proposal or other non-client projects will be included in Revenue at a multiplier of 3.0 times Bare
Labor.   All costs except fringe incurred on such projects will be
excluded when calculating both Revenue and Direct Cost.

     (d) Charges for work done for business development projects will be included in Revenue at a multiplier of 3.0 times Bare Labor. All costs except fringe incurred on such projects will be excluded when calculating both Revenue and Direct Cost.

     (e) When performing the calculations provided in Sections 3.8(a) through (d), in each case charges for labor and other expenses shall be included when calculating Direct Cost, Direct Labor, and Direct Margin on the same basis as any other Direct Cost, even though the work was performed by Buyer's employees. To be included in Revenue, charges for work falling within subsections (c) and (d) must be requested in writing, or any oral request must be promptly confirmed in writing.

     (f) In the event Buyer shall merge or combine the operations of the Company with or into other operations of Buyer, or any other company acquired by it, Buyer shall continue to keep accounting records sufficient for the determinations required hereunder to be made as though such merger or combination had not occurred.

  Section 3.9 Fiduciary Obligation. Buyer and Sellers acknowledge and agree that Buyer, in its management and budget decisions, including without limitation in its approval of each Business Plan, has a fiduciary obligation to act at all times in the best interests of its shareholders and that such obligation could require it to make decisions that could adversely affect Sellers' payments under this Article III.

  Section 3.10 No Carry-Over for Earn-Out Payments. If the relevant financial performance tests determined in Section 3.2, 3.3, and 3.4 are not satisfied for a particular Fiscal Year, the Earn-Out Payments for that Fiscal Year shall not be paid and Buyer shall have no further obligation with respect to such Earn-Out Payments.

  Section 3.11 Adjustment for Extraordinary Events. The Buyer shall have the discretion to increase the amount of any Earn-Out Payment to reflect extraordinary events (such as, without limitation, when efforts by the Company assist the Buyer in winning a contract Buyer would not otherwise have won or Buyer wins a contract through the material participation of Company employees in proposal efforts); provided, however, that the Maximum Aggregate Amount of any Earn-Out Payment shall not be increased by more than 20%, i.e., by more than $58,333.34 (20% of $291,666.67).

  Section 3.13 Acceleration of Earn-Out Payments. All sums payable by Buyer pursuant to this Article III shall become immediately due and payable upon the occurrence of any one of the following events:

     (a)  the Company is sold to other than ITX or an Affiliate of ITX;

     (b) Buyer terminates the operation of the Company for reasons other than the breach hereof by one or more of the Sellers or material-underperformance by the Company (and for purposes of this Section 3.13(b) "material underperformance" shall mean a failure of the Company to earn at least 50% of the amount of the Direct Margin Base applicable to such Fiscal Year; or

     (c) Buyer shall merge or combine Company's operations with its own or an Affiliate's operations such that it is impossible to keep accounting records sufficient for the determinations required hereunder to be made as though such merger or combination had not occurred.

  For purposes of determining the sums payable under this Section 3.13, it shall be assumed that Company achieved 100% percent of the Earn-Out Payments for any portion of the period remaining until the Third-
Anniversary.


                          ARTICLE IV
                      RETENTION PAYMENTS

  Section 4.1 Retention Payments. In consideration for services to be rendered by the Key Employees, Buyer shall, subject to all of the provisions of this Article IV, pay the following amounts to the Key
Employees:

     (a) a payment in cash in the maximum aggregate amount of $37,500 to be paid by Buyer to the Key Employees in same day funds upon the First Anniversary;

     (b) a payment in cash in the maximum aggregate amount of $37,500 to be paid by Buyer to the Key Employees in same day funds upon the Second Anniversary;

     (c) a payment in cash in the maximum aggregate amount of $37,500 to be paid by Buyer to the Key Employees in same day funds upon the Third Anniversary;

     (d) a payment in the amount of $37,500 to be paid by Buyer to Key Employees upon the First Anniversary in cash in same day funds or in shares of Common Stock, at Buyer's discretion;

     (e) a payment in the amount of $37,500 to be paid by Buyer to Key Employees upon the Second Anniversary in cash in same day funds or in shares of Common Stock, at Buyer's discretion; and

     (f) a payment in the amount of $37,500 to be paid by Buyer to Key Employees upon the Third Anniversary in cash in same day funds or in shares of Common Stock, at Buyer's discretion.

  Section 4.2 Manner of Retention Payments. No Key Employee who is an Ineligible Participant upon an applicable Anniversary shall be entitled to any of the Retention Payment payable upon such Anniversary, but in the event any Key Employee is an Ineligible Participant upon any Anniversary Date, the amount that would otherwise have been paid to such Key Employee shall be redistributed pro rata among the remaining Key Employees. The amounts to be paid by Buyer to the individual Key Employees shall be determined by the Committee after reference to Schedule 4.2.

  Section 4.3 Retention Payments. All Retention Payments payable in Common Stock shall be made in accordance with the Stock Price Formula applied as of the relevant Anniversary.

  Section 4.4 Exclusion of Murphy and Shifrin. Murphy and Shifrin shall not be eligible to receive any amounts pursuant to the Retention Payments.

  Section 4.5 Conditions to Receipt of Earn-Out Payments and/or Retention Payments. Prior to any Key Employee's receipt of Earn-Out Payments or Retention Payments, such employee shall be required, as a condition precedent to receipt any such payments hereunder, to execute and deliver an investment letter to Buyer substantially in the form of Schedule 9.4(d) hereto.


                          ARTICLE V
              REPRESENTATIONS AND WARRANTIES OF
                           SELLERS

  Each Seller hereby represents and warrants to Buyer that the-representations and warranties in Sections 5.1, 5.2, and 5.3(b) and are true and correct. Each of the Principal Indemnitors hereby represents and warrants to Buyer that the representations and warranties in Sections 5.3(a), 5.4 - 5.30 are true and correct.

  Section 5.1 Authorization. Such Seller has the capacity to enter into this Agreement and to perform its obligations under this Agreement and to consummate the Transactions. This Agreement and all agreements or instruments herein contemplated to be executed by such Seller are the valid and binding agreements of such Seller, enforceable against him or her in accordance with their respective terms.

  Section 5.2 Ownership of Stock; Investment Intent. Such Seller is the record owner of all of the Shares transferred to Buyer hereunder at the Closing, free and clear of any liens, encumbrances, pledges, security interests, restrictions, prior assignments and claims of any kind or nature whatsoever. Upon consummation of the Transactions, Buyer shall be the owner, beneficially and of record, of such Shares, free and clear of any liens, encumbrances, pledges, security interests, restrictions, prior assignments and claims of any kind or nature whatsoever, except as otherwise created by this Agreement or by Buyer. Subject to Section 7.9, such Seller is acquiring the Common Stock payable to him or her under this Agreement for investment purposes for his or her own account and without a view to distribution or resale thereof, and each Seller acknowledges receipt of ITX's Annual Report on Form 10K for Fiscal Year ended March 31, 1995 and all subsequent quarterly reports on Form 10Q for all such quarters through and including the fiscal quarter ended December 31, 1995, and all Reports on Form 8K mentioned in any of such 10Q reports.

  Section 5.3  Consents and Approvals.

     (a) All consents, approvals and authorizations of, and declarations, filings and registrations with, and payments of all taxes, fees, fines, and penalties to, any governmental or regulatory authority (domestic or foreign) or any other person (either governmental or private) required to be obtained by the Company in connection with the execution and delivery of this Agreement by the Sellers or the consummation of the Transactions contemplated hereby have been obtained, made and satisfied.

     (b) All consents, approvals and authorizations of, and declarations, filings and registrations with, and payments of all taxes, fees, fines, and penalties to, any governmental or regulatory authority (domestic or foreign) or any other person (either governmental or private) required to be obtained by such Seller in connection with the execution and delivery by such Seller of this Agreement or the consummation of the Transactions by such Seller have been obtained, made and satisfied.

  Section 5.4 Brokerage Fees. Except with respect to a commission payable by the Principal Indemnitors to David Kiser, the details of which have been previously disclosed to Buyer, no Person is entitled to any brokerage or finder's fee or other commission from the Sellers in respect of this

Agreement or the Transactions. The Principal Indemnitors agree to defend, indemnify and hold harmless Buyer from and against all claims by David Kiser or any other Person for any commission arising out of the transac-tions contemplated hereby, and the limitations provided in Section 8.1 hereof shall not apply to such indemnification.

  Section 5.5 Disclosure. The information provided by such Seller or the Company in this Agreement and in any other writing furnished pursuant hereto does not and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated herein or therein or necessary to make the statements and facts contained herein or therein, in light of the circumstances under which they are made, not false or misleading. Copies of all documents heretofore or hereafter delivered or made available by such Seller to the Company or Buyer pursuant hereto were or will be complete and accurate records of such documents in all material respects. There is no fact (other than matters of a general economic or political nature which do not affect the Company uniquely) known to the Company or such Seller which materially adversely affects the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business, affairs, long-term prospects, or properties of the Company which has not been set forth in this Agreement.

  Section 5.6 Organization and Good Standing. The Company is a corpora tion duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts, and the Company is duly qualified or authorized to do business in each jurisdiction in which it does or has done business, or owns or has owned property, or where such qualification or authorization is otherwise required by virtue of its presence or-activities, except where the failure to be so qualified would not in the aggregate have a material adverse effect on the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business, affairs, or prospects, properties or assets of the Company. Schedule 5.6 sets forth a complete and correct list of all jurisdictions in which the Company does business or is otherwise required to be qualified or authorized to transact business or own property. The Company does not have any subsidiaries or any other equity interest in any corporation, partnership or similar entity. The capitalization of the Company is as set forth on Schedule 5.6.

  Section 5.7 Licenses and Permits. The Company is, and at all times has been, duly licensed, with all requisite permits and qualifications, as required by applicable law for the purpose of conducting its business or owning its properties or both, in each jurisdiction in which it does business or owns property or in which such license, permit or qualifica-tion is otherwise required and where the failure to have such license, permit or qualification would have a material adverse effect on the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business or prospects of the Company. The Company is in compliance with all such licenses, permits and qualifications. Schedule 5.7 sets forth a list of all such licenses, permits and qualifications, and the expiration dates thereof. There are no proceedings pending or, to the knowledge of the Sellers, threatened, to revoke or terminate any such presently existing license, permit or qualification, and the Sellers know of no reason why any such license, permit or qualification would not be renewed in the ordinary course.

  Section 5.8 No Breach. Except with respect to contracts between Company and its clients and leases of real estate which purport to prohibit assignment such that a transfer of all or a substantial portion of the Gradient Stock constitutes a prohibited assignment and/or require consent for such a transfer, neither the execution and delivery of this Agreement by any of the Sellers nor the consummation of the Transactions by such Sellers will violate, result in a breach of any of the terms or provisions of, constitute a default (or any event that, with the giving of notice or the passage of time or both, would constitute a default) under, result in the acceleration of any indebtedness under or performance required by, result in any right of termination of, increase any amounts payable under, decrease any amounts receivable under, change any other rights pursuant to, or conflict with, the Certificate of Incorporation or Bylaws of the Company, or any agreement, indenture or other instrument to which the Company is a party or by which any of its properties are bound, or any judgment, decree, order or award of any court, governmental body or arbitrator (domestic or foreign) applicable to such Seller, except such breaches, defaults, and the like that have been waived in writing before the Closing, and except that with respect to leases of real estate, the Seller shall deliver to Buyer the consents referenced in Section 9.4 (a) hereof.

  Section 5.9  Gradient Stock.  As of the Closing:

  All of the Shares will be duly and validly authorized and issued, and fully paid and nonassessable, and issued in full compliance with all applicable laws, rules, regulations and ordinances. The Shares constitute all the issued and outstanding Gradient Stock and there exist no (i) outstanding options, warrants or rights to purchase or subscribe for any equity securities or other ownership interests of the Company, (ii) outstanding options or rights to sell to the Company any equity securities or other ownership interests of any other business entity, (iii) obliga-tions of the Company, whether absolute or contingent, to issue any shares of equity securities or other ownership interests or to share or make any payments based on its revenues, profits or net income, or (iv) indebted-ness or securities directly or indirectly convertible into any equity securities of the Company.

  Section 5.10 Title to Property. Except for the liens created under the Outstanding Credit Facility, which will be satisfied as a condition precedent to the Closing, the Company has good and marketable title to all of the assets and interests in assets specified in the Financials, whether such assets are real, personal, mixed, tangible, or intangible, which assets constitute all the assets and interests in assets that are used in the business of the Company. All such assets are free and clear of restrictions on or conditions to transfer or assignment, and free and clear of mortgages, liens, pledges, charges, encumbrances, equities, claims, easements, rights of way, covenants, conditions, or restrictions, except for (1) those disclosed in Company's Financials, this Agreement, or in Schedules to this Agreement; (2) the lien of current taxes not yet due and payable; and (3) possible minor matters that, in the aggregate, are not substantial in amount and do not materially detract from or interfere with the present use of any of these assets or materially impair business operations. All real property and tangible personal property of the Company is in good operating condition and repair, ordinary wear and tear excepted.

  Section 5.11 Financial Statements. Schedule 5.11 contains the following financial statements of the Company:

     (a) The balance sheet at September 30, 1995 (the "Balance Sheet") and statement of operations and retained earnings and statement of cash flows for the 12 months then ended and notes thereto (collectively the "Financials"), (i) have been prepared from the books and records of the Company in accordance with GAAP consistently applied with prior periods (except for the change in the method of revenue and cost recognition previously approved by Buyer), (ii) are complete and correct and fairly present in all material respects the financial condition and results of operations of the Company as of the dates and for the periods indicated thereon, (iii) contain and reflect adequate reserves for all liabilities and obligations of any nature, whether absolute, contingent or otherwise, and (iv) reflect all assets at the lower of their cost or net realizable value.

     (b) The Financials have been audited by the independent accounting firm of Shapiro & Weiss, whose unqualified report thereon is part of
Schedule 5.11. The books of account of the Company have been maintained in all material respects in accordance with sound business practices, and there have been no transactions involving the Company that properly should have been set forth therein in accordance with generally accepted accounting principles that have not been accurately so set forth.

  Section 5.12 Maintenance of Net Worth; Absence of Certain Changes.

     (a) The Company's net worth as of September 30, 1995 and at the Closing shall not be less than $1,225,000; provided, however, should the Post-Closing Review reveal that the Company's net worth has dropped below such level, Buyer shall be entitled to deduct from the payments provided in Sections 2.2(c) -(f) hereof (in that order) on a dollar-for-dollar basis the amount by which the Company's net worth is less than such level plus interest at the amount of such shortfall at the Prime Rate, from and after the Closing. Net worth shall be determined in accordance with GAAP, consistently applied (except for the changes in revenue and cost recogni tion policies previously approved by Buyer).

     (b)  Except as approved in writing by Buyer and as disclosed on
Schedule 5.12, since September 30, 1995, there has not occurred:

          (i) Any amendment or modification (other than insubstantial amendments, modifications or suspensions of work in the ordinary course of business) of any Material Contract (as defined below), or any termination of any agreement that would have been a Material Contract were such agreement in existence on the date hereof;

          (ii) Except with respect to contracts between Company and its clients in the ordinary course of business, any entering into of any written or oral agreements, contracts, commitments or transactions that extend beyond the first anniversary hereof or have obligations thereunder in excess of $10,000 in the aggregate;

          (iii) Any increase in the compensation (including, without limitation, the rate of commissions) payable to, or any payment of a cash bonus (excluding the payments pursuant to the Company's March 7, 1995 bonus program) to, any officer, director or employee of, or consultant to, the Company;

          (iv) Any transaction by the Company in excess of $10,000, whether or not covered by the foregoing, not in the ordinary course of business, including, without limitation, any purchase or sale of any assets, or containing obligations extending beyond the Closing;

          (v) Any material alteration in the manner of keeping the books, accounts or records of the Company, or in the accounting practices therein reflected; or

          (vi) Any agreement to do any of the things described in the preceding subsections (b)(i)-(v) of this Section 5.12.

  Section 5.13 Absence of Undisclosed Liabilities. At September 30, 1995, there were no liabilities of the Company, whether absolute, accrued, contingent or otherwise, and whether due or to become due, not reflected on or reserved for in the Financials, except for obligations incurred in the ordinary course of business and none of such obligations, either individually or in the aggregate, are material to the business, condition, or prospects of the Company.

  Section 5.14 Real Property. Schedule 5.14(a) hereto sets forth a complete and correct description of each parcel of real property (collec tively, the "Real Property") owned by or leased to the Company or otherwise used by the Company, which description consists of the proper address for each location and an identification of each lease (a "Lease") of real property under which the Company is either a lessee, sublessee, lessor or sublessor. Except as set forth in Schedule 5.14(b):

     (a)  The Company does not own any Real Property;

     (b) Each Lease is a valid and binding obligation of the Company, and the Sellers do not have any knowledge that any of such Leases are not valid and binding obligations of each of the other parties thereto;

     (c) Neither the Company nor any other party to a Lease is in default with respect to any material term or condition thereof, and no event has occurred that, with the passage of time or the giving of notice or both, would constitute a default thereunder or would cause the acceleration of any obligation of any party thereto or the creation of a lien or encum-brance upon any asset of the Company;

     (d) All of the buildings, fixtures and other improvements located on the Real Property are in good operating condition and repair, and the Company's operations therein as presently conducted do not violate any applicable code, zoning ordinance or other applicable law or regulation;

     (e) The Company holds all certificates of occupancy, underwriters' certificates relating to electrical work, zoning, building, housing, safety, fire and health approvals or all other permits and licenses required by applicable law to be held in its name relating to the operation of the Real Property;

     (f) No portion of the Real Property (i) has been used by Company in any manner for the storage, disposal, treatment, processing, production, refinement, generation or other handling of any Regulated Substance and there is no contamination, whether of soil, ground water, or otherwise, or other condition caused by Company that violates any applicable-Environmental Protection Law, or requires reporting to any governmental authority; (ii) contains any surface or sub-surface conditions caused by Company's operations that constitute, or that through the physical effects of the passage of time may constitute, a public or private nuisance;

     (g) To the best of such Seller's knowledge, no portion of the Real Property has been designated, listed, or identified in any manner by the EPA or under and pursuant to any Environmental Protection Law as a hazardous waste or hazardous substance disposal or removal site, Superfund or clean-up site or candidate for removal or closure pursuant to any Environmental Protection Law.

  Section 5.15 Intangible Personal Property.

     (a) Schedule 5.15 sets forth (i) a complete and correct list of each patent, patent application, registered copyright, copyright application, trademark, trademark application (in any such case, whether registered or to be registered in the United States of America or elsewhere), process, invention, trade secret, trade name, computer program, formula and customer list (collectively, the "Intangible Personal Property") of the Company (a copy of the customer list has been previously delivered to Buyer and need not be listed on Schedule 5.15), (ii) a complete and correct list of all licenses or similar agreements or arrangements ("Licenses") to which the Company is a party either as licensee or licensor for each such item of Intangible Personal Property and (iii) a list of all non-disclosure or confidentiality agreements between Company and its employees and management consultants (other than those disclosed in Schedule 5.18). (Schedule 5.15 need not include any License, whether as licensor or licensee, pursuant to which Company receives or pays less than $5,000 per year in royalties, including for those for "off-the-shelf" computer software purchased or licensed by Company.)

     (b)  Except as set forth on Schedule 5.15:

          (i) There have been no actions or other judicial or adversary proceedings involving the Company concerning any item of Intangible Personal Property, and, to the knowledge of the Sellers, no such action or proceeding is threatened;

          (ii) To such Seller's knowledge, the Company has the right and authority to use each item of Intangible Personal Property in connection with the conduct of its businesses in the manner presently conducted and such use does not conflict with, infringe upon or violate any patent, trademark or registration of any other person or entity;

          (iii) There are no outstanding or, to the knowledge of the Sellers, threatened disputes or disagreements with respect to any License; and

          (iv) To the knowledge of Sellers, the conduct by the Company of its business does not conflict with the valid patents, trademarks, licenses, trade secrets or trade names of others.

  Section 5.16 Labor and Employment Agreements.

     (a) Other than as disclosed in Schedule 5.18, Schedule 5.16 sets forth a complete and correct list of the following:

          (i) Each labor or employment agreement to which the Company is a party or by which it is bound;

          (ii) The name of each employee or agent or management consultant to the Company who since October 1994 was or is being paid $50,000 or more per year and the terms and components of such individual's compensation, including cash and non-cash compensation (if other than Company-standard), and any written agreements requiring any of the foregoing.

     (b) The Company has complied in all material respects with all applicable laws, rules and regulations (domestic and foreign) relating to the employment of labor, including, without limitation, those related to wages, hours, collective bargaining and the payment and withholding of taxes and other sums as required by appropriate governmental authorities and has withheld and paid to the appropriate authorities, or is holding for payment not yet due to such authorities, all amounts required to be withheld from such employees and is not liable for any arrears of wages, taxes, penalties or other sums for failure to comply with any of the foregoing.

     (c) No unfair labor practice complaint is pending against the Company before the National Labor Relations Board or any federal, state or local agency (domestic or foreign), and, to the knowledge of the Sellers, no labor strike, grievance or other labor trouble affecting the Company is pending or threatened.

     (d) Except as provided in Schedule 5.22, no material organization effort, and no material representation, sex discrimination or age discrimination allegation, claim, suit or proceeding, has been made or is pending with respect to the employees of the Company and no such effort, allegation, claim, suit or proceeding has been made, raised or brought within the three-year period prior to the date of this Agreement.

     (e) No arbitration proceeding arising out of or under any collective bargaining agreement is pending and, to the knowledge of the Sellers, no basis for any such proceeding exists.

     (f) Subject to the provisions of Section 7.8 (e) concerning the carry over of accruals for vacation, all reasonably anticipated obligations of the Company, whether arising by operation of law, contract, past custom or otherwise, for unemployment compensation benefits, pension benefits, advances, salaries, bonuses, deferred compensation, performance compensation, vacation and holiday pay, sick leave and other forms of compensation payable to the employees or agents of the Company in respect of the services rendered by any of them on or prior to the date of the Financials have been paid or adequate accruals therefor have been made in
the books and records of the Company and in the Financials.   All such
obligations in respect of services rendered on or prior to the date hereof have been paid as of the date hereof or adequate accruals therefor shall have been made. All accrued obligations of the Company applicable to its employees, whether arising by operation of law, contract, past custom or otherwise, for payments to trusts or other funds or to any governmental agency, with respect to unemployment compensation benefits, social security benefits or any other benefits for employees, with respect to employment of said employees through the date of the Financials have been paid or adequate accruals therefor have been made on the books and records of the Company and in the Financials. All such obligations with respect to employment of employees through the date hereof have been paid as of the date hereof or adequate accruals therefor shall have been made.

  Section 5.17 Employee Benefit Plans; ERISA.

     (a) Schedule 5.17 hereto lists each (i) employee pension benefit plan, within the meaning of Section 3(2) of ERISA, covered by Part 2 of Title I of ERISA and excluding multiemployer plans within the meaning of
Section 3(37) of ERISA (a "Pension Plan") in which employees of the Company participate, (ii) employee welfare benefit plan within the meaning of Section 3(1) of ERISA (a "Welfare Plan") in which employees of the Company participate and (iii) each profit sharing, group insurance, bonus, deferred compensation, stock option, severance pay, insurance, pension or retirement plan or written agreement relating to employment or fringe benefits for employees, officers or directors of the Company (an "Employee Benefit Plan"). There is no multiemployer plan within the meaning of
Section 3(37) of ERISA (a "Multiemployer Plan") to which the Company or any current ERISA Affiliate (as defined below) currently has an obligation to contribute.

True and complete copies of all such Pension and Employee Benefit Plans, including amendments thereto, and of any Welfare Plans requested by Buyer have been delivered to Buyer. Except as disclosed on Schedule 5.17 hereto, with respect to any plan listed in such Schedule, no individual shall accrue or receive additional benefits, service or accelerated rights to payment of benefits (other than additional accruals under the normal formula in effect prior to and without regard to the purchase of the Shares) as a direct result of the Transactions contemplated by this Agreement.

     (b) Neither the Company nor any ERISA Affiliate has maintained a Multiemployer Plan or an employee pension benefit plan subject to Title IV of ERISA during the five full calendar years prior to the date hereof.

     (c) None of the Pension, Welfare or Employee Benefit Plans so listed on Schedule 5.17 has participated in, engaged in, or been a party to, any prohibited transaction, as defined in ERISA or the Code, that could materially and adversely affect the financial position of the Company and, to the best knowledge of Sellers, no officer, director or employee of the Company has committed a material breach or any of the responsibilities or obligations imposed upon fiduciaries by Title I of ERISA.

     (d) There are no claims, pending or overtly threatened, involving any Pension, Welfare or Employee Benefit Plan listed on Schedule 5.17 by a current or former employee (or beneficiary thereof) of the Company or a current or former ERISA Affiliate that, individually or in the aggregate, could materially and adversely affect the financial position of the Company, nor is there any reasonable basis to anticipate any claims involving any such plans that would likely be successfully maintained against the Company and that, individually or in the aggregate, could materially and adversely affect the financial position of the Company.

     (e) There are no violations of any material reporting and disclosure requirements with respect to any Pension, Employee Benefit and Welfare Plans listed on Schedule 5.17 and no such plans have violated applicable law, including but not limited to ERISA and the Code, that individually or in the aggregate could materially adversely affect the financial position of the Company.

     (f) The Company has delivered or made available to Buyer a copy of the most recently filed IRS Form 5500 for each Pension Plan and insured Welfare Plan disclosed on Schedule 5.17.

     (g)  The Company has delivered or made available to Buyer a copy of
(i) in the case of each Pension Plan described on Schedule 5.17 intended to qualify under Section 401(a) of the Code, the most recent Internal

Revenue Service letter as to the qualification of such Plan under Section 401(a) of the Code and (ii) in the case of each Welfare Plan described in
Schedule 5.17, the most recent Internal Revenue Service letter as to the qualification of such Plan under Section 501(c)(9) of the Code, if applicable.

     (h) For purposes of this Section 5.17, "ERISA Affiliate" shall mean any company that, as of the relevant measuring date under ERISA, is a member of a controlled group of corporations or trades or businesses (as defined in Sections 414(b) and (c) of the Code) of which the Company is a member.

     (i) None of the Welfare Plans is funded through a trust or other funding vehicle other than an insurance contract. The Company has complied with the requirements of Title X of the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), relating to health care continuation.

  Section 5.18 Material Contracts and Relationships.

     (a) Except for agreements specifically identified on other Schedules hereto, Schedule 5.18(a) sets forth a complete and correct list of the following (the "Material Contracts"):

          (i) All customers of the Company (except that the customers of the Company that are listed on the Company's "Sales by Client, Year-to-Date" report as of September 30, 1995, a copy of which has been provided to Buyer, need not be listed on Schedule 5.18(a)) and all written agreements (or groups of agreements with one or more related entities) between the Company and any customer in excess of $50,000 or subcontractor in excess of $10,000 and all blanket purchase orders extending beyond six months, other than (A) purchase orders solely on the Company's standard terms and conditions, and (B) copies of customer and subcontractor contracts and purchase orders, which have been previously provided to Buyer;

          (ii) All agreements that relate to the borrowing or lending by the Company of any money or that create or continue any material claim, lien, charge or encumbrance against, or right of any third party with respect to, any material asset of the Company;

          (iii) All agreements to which the Company is a party not in the ordinary course of business;

          (iv) All contracts or commitments relating to commission arrangements with others (except for those disclosed in Section 5.4);

          (v) All other agreements to which the Company is a party or by which it is bound and that involve $10,000 or more or that extend for a period of one year or more; and

          (vi) All other agreements to which the Company is a party or by which it is bound and that are or may be material to the assets, liabili ties (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business or prospects of the Company. As used in this Section 5.18, the word "agreement" includes both oral and written contracts, leases, understandings, arrangements and all other agreements.

     (b) To the knowledge of Sellers, all of the Material Contracts are in full force and effect, and, except as otherwise specified on the schedules or exhibits to this Agreement (or as disclosed to Buyer in writing), are not subject to any disputes. To the knowledge of Sellers, there are no material liabilities of any party to any Material Contract arising from any breach or default of any provision thereof and no event has occurred that, with the passage of time or the giving of notice or both, would constitute a breach or default by any party thereto.

     (c) The Company has fulfilled all material obligations required pursuant to each Material Contract to have been performed by the Company prior to the date hereof, and the Sellers have no reason to believe that the Company will not be able to fulfill, when due, all of its obligations under the Material Contracts that remain to be performed after the date hereof.

  Section 5.19 Absence of Certain Business Practices.

  Neither the Company nor any employee, agent or other person acting on the Company's behalf, including, but not limited to, any Seller, has, directly or indirectly, given or agreed to give any gift or similar benefit to any customer, supplier, competitor or governmental employee or official (domestic or foreign) (i) that would subject the Company to any damage or penalty in any civil, criminal or governmental litigation or proceeding or (ii) that, if not given in the past, would have had a material adverse effect on the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations or business of the Company.

  Section 5.20 Transactions with Related Parties. Except as set forth on Schedules 5.4 and 5.20, (i) there have been no transactions by the Company with any Seller or Related Party since October 1994 requiring the payment by the Company or such Seller or Related Party of $10,000 or more in consideration, and (ii) there are no agreements or understandings now in effect between the Company and any Seller or Related Party with respect to any transactions referenced in subclause (i). In addition, none of the transactions with any Sellers or Related Parties that have occurred since October 1994 has provided to the Company assets, income, financing or business on a basis significantly more or less favorable than that available from unaffiliated persons. Schedule 5.20 also (x) states, with respect to the transaction referenced in subclause (i), the amounts due from the Company to any Seller or Related Party and the amounts due from any Seller or Related Party to the Company, and (y) describes the transactions out of which such amounts due arose. No Seller or Related Party has any interest in any supplier or customer of Company.

  Section 5.21 Compliance with Laws and Environmental Matters.

          (a) Except as set forth on Schedule 5.21(a), the operation, conduct and ownership of the property or business of the Company are being, and at all times have been, conducted, in all material respects, in full compliance with all federal, state, local and other (domestic and foreign) laws, rules, regulations and ordinances (including without limitation, those relating to employment discrimination, occupational safety, conservation or corrupt practices) and all judgments and orders of any court, arbitrator or governmental authority applicable to it. The Sellers are not aware of any proposed federal, state, local and other (domestic or foreign) law, rule, regulation, ordinance, order, judgment, decree, governmental taking, condemnation or other proceeding that would be applicable to the business, operations or properties of the Company and that could have a material adverse effect on the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business or prospects of the Company.

     (b) Except as disclosed on Schedule 5.21(b), the Company has not received at any time prior to the date hereof a summons, citation, notice, directive, letter or other communication, written or oral, from the EPA or any other federal, state, local or other governmental agency or-instrumentality, authorized pursuant to an Environmental Protection Law, concerning any intentional or unintentional action or omission (except any pertaining to emissions of fugitive dust and other non-hazardous particulates that are routinely corrected) by the Company constituting a violation or potential violation of any Environmental Protection Law, including, without limitation, violations relating to the releasing, spilling, leaking, pumping, pouring, emitting, emptying, dumping or otherwise disposing of hazardous waste or hazardous substance into the environment resulting in damage thereto or to the wildlife, biota and other natural resources, and there exist no facts that would be the basis for a finding of such a violation.

     (c) Except as disclosed in Schedule 5.21(c), the Company has not agreed to act, as an owner, operator, manager or person in charge of all or any portion of a facility or site, or arranged for the treatment, transportation or disposal of, or owned or possessed, or chose the disposal site for, any material with respect to which the Company has provided services.

     (d) Except as disclosed in Schedule 5.21(d), there have not been issued in the name of the Company any permits to construct, own, operate, or maintain any facility or site as to which the Company has provided services.

  Section 5.22 Litigation. Schedule 5.22 sets forth a complete and correct list of all legal, administrative, arbitration or other proceedings, or governmental investigations, to which the Company was a party or was otherwise affected (or by which any of its properties were affected), or was otherwise affected during the past five years. Except as set forth on Schedule 5.22, (i) there is no legal, administrative, arbitration or other proceeding, or any governmental investigation, pending or, to the knowledge of the Sellers, threatened against or otherwise affecting the Company, or any of its assets, that, if determined against the Company, would have a material adverse effect on the assets, liabilities (whether absolute, accrued, contingent or otherwise), condition (financial or otherwise), results of operations, business or prospects of the Company and there is no basis for any such proceeding or investigation; (ii) no claim not already fully discharged that involves or may involve $5,000 or more has been made against the Company; and (iii) all potential losses and liabilities of the Company that may result from the matters disclosed on Schedule 5.22 are fully covered by insurance policies of the Company, which policies are in full force and effect on and as of the date hereof, except for any applicable deductible amount that does not exceed $50,000 with respect to any claim covered by the Company's professional errors and omissions coverage, or $10,000 with respect to any claim covered by the Company's commercial general liability coverage (including deductibles and self-insured retentions under primary and excess policies), for any one claim or action. The Company has given in a timely manner to its insurers all notices required to be given under its insurance policies with respect to all of the claims and actions disclosed on Schedule 5.22 hereto, and no insurer has denied coverage of any of such claims or actions or rejected any of the claims with respect thereto.

  Section 5.23 Taxes. Except as set forth on Schedule 5.23, the Company has timely filed all Tax returns and reports required to have been filed by it, and has paid all Taxes due to any taxing authority with respect to all taxable periods ending on or prior to the date hereof, or otherwise attributable to all periods prior to the date hereof. The accrual for Taxes on the Balance Sheet is sufficient for the payment of all Taxes that were or are payable by the Company, and the Company is entitled to all tax benefits (i.e., net operating losses) claimed in the full amount stated on the Balance Sheet. The returns and reports filed are true and correct in all material respects. The Company has not requested any extensions of time within which to file returns and reports in respect of any Taxes; has not waived any statute of limitations with respect to the assessment of any Tax; and has not received notice that the IRS or any other taxing authority has asserted against the Company any deficiency or claim for additional Taxes in connection therewith.

  Section 5.24 Insurance. Schedule 5.24 sets forth a complete and correct list of all claims made by the Company on any liability or other insurance policies during the past five years (other than workmen's compensation claims). The Company has adequate liability and other insurance policies insuring it against the risks of loss arising out of or related to its assets and business. Without limitation, as to the tangible real and personal property of the Company, such insurance is adequate to cover the full replacement cost, less deductible amounts, of such tangible real and personal property. Schedule 5.24(a) is a complete and correct list of all insurance currently in place and accurately sets forth the coverages, deductible amounts, carriers and expiration dates thereof. Schedule 5.24(b) is a complete and correct list of all insurance with respect to which the policy period has expired, but for which certain of the coverage years are still subject to audit or retrospective adjustment by the carrier, and accurately sets forth such coverage years and the coverages, deductible amounts, carriers and expiration dates thereof. There are no outstanding requirements or recommendations by any insurance company that issued any policy of insurance to the Company or by any Board of Fire Underwriters or other similar body exercising similar functions or by any governmental authority exercising similar functions that require or recommend any changes in the conduct of the business of the Company or any repairs or other work to be done on or with respect to any of the Company's assets. Except as set forth on Schedule 5.24(c), no notice or other communication has been received by the Company from any insurance company within the three years preceding the date hereof canceling or materially amending or materially increasing the annual or other premiums payable under any of its insurance policies, and, to the knowledge of the Sellers, no such cancellation, amendment or increase of premiums is threatened.

  Section 5.25 No Powers of Attorney or Suretyships. Except as set forth on Schedule 5.25 and except for the limited power of attorney granted by the Company in its Outstanding Credit Facility, (i) the Company has not granted any general or special powers of attorney and (ii) the Company does not have any obligation or liability (whether actual, contingent or otherwise) as guarantor, surety, co-signer, endorser, co-maker, indemni-tor, obligor on an asset or income maintenance agreement or otherwise in respect of the obligation of any person, corporation, partnership, joint venture, association, organization or other entity.

  Section 5.26 Banking Facilities. Schedule 5.26 sets forth a complete and correct list of:

     (a) Each bank, savings and loan or similar financial institution in which the Company has an account or safety deposit box and the numbers of such accounts or safety deposit boxes maintained thereat; and

     (b) The names of all persons authorized to draw on each such account or to have access to any such safety deposit box, together with a description of the authority (and conditions thereto, if any) of each person with respect thereto.

  Section 5.27 Corporate Books. The corporate minute books of the Company are complete, each of the minutes contained therein accurately reflect the transactions that occurred at the meeting for which the minutes were taken, the meetings of directors or stockholders referred to in the minutes were duly called and held, and the signatures contained on all documents in the minute books are the true signatures of the persons purporting to have signed the same.

  Section 5.28 Effect on Buyer's Financing. Each Seller understands that the Company, at the Closing, will become a "Restricted Subsidiary" of Buyer, as such term is defined in the following agreements (which, together with the several guarantees, security agreements and other documents and instruments delivered by Buyer and its affiliates pursuant thereto are referred to collectively herein as the "Loan Documents"):

     1) Credit Agreement among IT Corporation, the Several Lenders from Time to Time parties Hereto and Chemical Bank as Administrative Agent, dated as of October 24, 1995; and the

     2) Note Purchase Agreement dated as of October 24, 1995 for IT Corporation 8.67% Guaranteed Senior Secured Notes due October 30, 2003.

  There is no reason why the Company, cannot, at the Closing, execute and deliver the "Subsidiaries' Guarantee" in favor of the "Credit Providers" and the "Subsidiaries' Security Agreement" in favor of "Collateral Agent", as such terms are defined in the Loan Documents. The Closing of the transactions contemplated in this Agreement will not, solely by reason of the business, operations, or prospects of the Company alone, cause or otherwise give rise to any "Default" or "Event of Default" as defined in the Loan Documents.

  Section 5.29 Government Contractor Status. Company is presently not debarred under the United States federal procurement regulations or similar federal or state laws regulating procurement by such governmental entity of such products or services, and, to the best of each Seller's knowledge, there are no facts that would give rise to any such suspension or debarment.


                          ARTICLE VI
           REPRESENTATIONS AND WARRANTIES OF BUYER

  Buyer and ITX hereby represent and warrant to Sellers that:

  Section 6.1 Organization and Corporate Authority. Buyer and ITX are, respectively, corporations duly organized, validly existing and in good standing under the laws of the State of California and Delaware. Buyer and ITX each has all requisite corporate power and authority to enter into this Agreement and to consummate the Transactions. All necessary action, corporate or otherwise, required to have been taken by or on behalf of Buyer and ITX by applicable law, its charter documents or otherwise to authorize (i) the approval, execution and delivery on behalf of Buyer and ITX of this Agreement and (ii) the performance by Buyer and ITX of their respective obligations under this Agreement and the consummation of the Transactions has been taken. This Agreement and all agreements and instruments herein contemplated to be executed by Buyer and/or are the valid and binding agreements of Buyer or ITX, as the case may be, enforceable against Buyer or ITX, as the case may be, in accordance with their respective terms except for the Enforceability Exceptions. Neither Buyer nor ITX is presently debarred under the United States federal procurement regulations or similar federal or state laws regulating procurement by such governmental entity of such products or services, and, to the best of Buyer's and ITX's knowledge and except as disclosed in ITX's Annual Report on Form 10-K for the year ended March 31, 1995, there are no facts that would give rise to any such suspension or debarment.

  Section 6.2 No Breach; Consents and Approvals. Neither the execution and delivery of this Agreement nor the consummation of the Transactions will violate, result in a breach of any of the terms or provisions of, constitute a default (or any event that, with the giving of notice or the passage of time or both, would constitute a default) under, result in the acceleration of any indebtedness under or performance required by, result in any right of termination of, increase any amounts payable under, decrease any amounts receivable under, change any other rights pursuant to, or conflict with, any agreement, indenture or other instrument to which

Buyer or ITX is a party or by which any of their respective property is bound, their respective charter documents, or any judgment, decree, order or award of any court, governmental body or arbitrator (domestic or foreign) applicable to Buyer or ITX. All consents, approvals and authorizations of, and declarations, filings and registrations with, any governmental or regulatory authority (domestic or foreign) or any other person (either governmental or private) required in connection with the execution and delivery by Buyer or ITX of this Agreement or the consumma tion of the Transactions have been obtained, made and satisfied, except for any filings required to be made after the date hereof pursuant to the Securities Exchange Act of 1934, as amended, and the regulations-promulgated thereunder.

  Section 6.3 Brokerage Fees. No Person is entitled to any brokerage or finder's fee or other commission from Buyer or ITX in respect of this Agreement or the Transactions.

  Section 6.4 Investment Intent. Buyer is acquiring the Shares for investment purposes for its own account and without a view to distribution or resale thereof.

  Section 6.5  Common Stock.

     (1) Upon delivery to Sellers, all shares of Common Stock shall have been duly authorized, validly issued and outstanding, and fully paid and nonassessable;

     (2) ITX has authorized a sufficient number of shares of Common Stock such that ITX may fulfill its obligations to deliver Common Stock to Sellers pursuant to the Transactions and this Agreement, assuming ITX delivers Common Stock in every instance in which Buyer is required or may elect to do so; and

     (3) the offer, issuance, sale and delivery of the Common Stock to Sellers in accordance with this Agreement does not require registration under the Securities Act of 1993, or registration or filing under any State securities act or laws.


                         ARTICLE VII
            CERTAIN AGREEMENTS AND UNDERSTANDINGS

  Section 7.1 Conduct of Business. Prior to the Closing Date, the Company will conduct its business only in the ordinary course and will not do, or permit to be done, anything which is represented and warranted not to have occurred since September 30, 1995 in Section 5.12 hereof, except as otherwise permitted by this Agreement or consented to by Buyer in writing. Except as otherwise permitted by this Agreement or consented to by Buyer in writing, prior to the Closing Date, the Company will not:

     (a) make any change in its Certificate of Incorporation or Bylaws as in force and effect on the date hereof;

     (b) issue any capital stock or options, warrants or other rights to purchase any capital stock or any securities convertible or exchangeable for shares of such stock or commit to do any of the foregoing;

     (c) enter into any employment contract or agreement with any existing or prospective director or executive officer of the Company;

     (d) fail in any material respect to comply with any material laws, ordinances, regulations or other governmental restrictions applicable to the Company;

     (e) merge or consolidate with, purchase substantially all or any substantial part of the assets of, or otherwise acquire any business or any proprietorship, firm, association, corporation or other business organization or division thereof;

     (f) make any change (except for changes in authorized signatories arising out of personnel changes) in the banking or safety deposit box arrangements of the Company;

     (g) grant any powers of attorney (other than special powers of attorney granted in the ordinary course of business with respect to tax or customs matters);

     (h) make any commitments for, capital expenditures exceeding $12,000 for any individual commitment or $30,000 for all such commitments taken in the aggregate; or

     (i) engage in or enter into any material transaction of any nature not expressly permitted by this Section 7.1, except transactions in the ordinary course of business of the Company.

  Section 7.2 Preservation of Organization. The Company will use its best efforts to preserve its business organization intact (including the preservation of its properties wherever located, including, but not limited to, any assets which are material to the business of the Company as conducted presently or hereafter prior to the Closing Date); to continue the operations of the Company at its present level; to maintain in full force and effect the insurance policies disclosed in Schedule 5.24 (or policies providing substantially the same coverage, copies of which will be made available to Buyer for their inspection); to keep available to the Company the services of the present officers and employees of the Company;

and to preserve for the Company the goodwill of the suppliers, customers and others having business relations with the Company.

  Section 7.3 Interim and Closing Financial Statements of the Company. Prior to the Closing Date, the Company will maintain its books and records in accordance with generally accepted accounting principles and in the usual, regular and ordinary manner and promptly advise Buyer in writing of any material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of the Company. Within thirty
(30) days after the end of each calendar month after the date hereof until the Closing Date, the Company will deliver to Buyer unaudited summaries of consolidated earnings and unaudited consolidated balance sheets of the Company for the period from September 30, 1995 through the end of such calendar month and the comparative periods of 1994 and 1995, in each case accompanied by a certificate of the Chairman and President of the Company. The Company shall also prepare within 30 days after the Closing Date, for any remaining period ending as of the Closing Date a balance sheet similarly certified (the "Closing Balance Sheet"). The aforementioned certificates shall state that (i) all such consolidated financial statements fairly present the financial position and results of operations of the Company, as at the date or for the periods indicated, in accordance with generally accepted accounting principles consistently applied, except as otherwise indicated in such statements, subject to year end audit adjustments, (ii) except as noted, from September 30, 1995 through the end of the relevant period there has been no material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of the Company taken as a whole, (iii) in the case of the Closing Balance Sheet, in addition that the Company has achieved the net worth levels provided in Section 5.12(a), and (iv) notwithstanding anything in this Agreement to the contrary, at the Closing there are no liabilities of the Company, whether absolute, accrued, contingent or otherwise, and whether due or to become due, not reflected on or reserved for in the Closing Balance Sheet, except for obligations incurred in the ordinary course of business and none of such obligations, either individually or in the aggregate, are material to the business, condition, or prospects of the
  Company. The Buyer shall have 30 days to review and comment upon the Closing Balance Sheet, and in the event of unresolved discrepancies, the Buyer and Sellers shall endeavor to resolve such discrepancies within an additional thirty (30) day period. In the event and to the extent of any unresolved discrepancies then remaining after such 30 days, either the Sellers or Buyer may arbitrate such dispute as provided in this Agreement. (The preparation and review of the Closing Balance Sheet shall be referred to as the "Post-Closing Review".)

  Section 7.4  Reports, Taxes, etc.  Between the date hereof and the

Closing Date the Company will duly and timely file all reports or returns required to be filed with federal, state, local and foreign authorities, will promptly pay all federal, state, local and foreign taxes, assessments and governmental charges levied or assessed upon it or any of its properties (unless contesting such in good faith and adequate provision has been made therefor), and will duly observe and conform to all lawful requirements of any governmental authority relating to any of its properties or to the operation and conduct of its business and all covenants, terms and conditions upon or under which any of its properties are held.

  Section 7.5 Access Pending Closing. Between the date hereof and the Closing Date, the Company shall give to authorized representatives of Buyer full access, during normal business hours, in such manner as not to unduly disrupt normal business activities, to any and all premises, properties, contracts, commitments, books, records and affairs of the Company, and will cause its officers to furnish any and all financial, technical and operating data and other information pertaining to its business as Buyer shall from time to time reasonably request. Buyer will hold in confidence all information so obtained as and to the extent provided in the Confidentiality Agreement dated as of April 13, 1995 by and between Company and Buyer.

  Section 7.6 Kiser and Gosselin Stock Treatment. The parties anticipate that Kiser and Gosselin will assist in the transition period following the Buyer's acquisition of the Gradient Stock. In this regard, the parties contemplate that Kiser and/or Gosselin may be engaged by the Buyer and/or the Company for a three (3) month period following the Closing (or such greater or lesser period as the parties may agree in writing) and, thereafter, on a monthly basis upon terms and conditions acceptable to the parties. The parties acknowledge that these arrangements are not anticipated to remain in effect for the duration of the period in which the Sellers (other than Kiser and Gosselin) will be eligible to receive the Earn-Out Payments and that Kiser and Gosselin will not have the opportunity to influence the performance of the Company for the purposes of particular Earn-Out Payments. Accordingly, not withstanding any other provision in this Agreement to the contrary, Kiser and Gosselin shall be paid for their shares of Gradient Stock, in cash, at the Closing. The amount of such payments to Kiser and Gosselin shall be based upon the aggregate of all payments due to Kiser and Gosselin pursuant to Articles II and III hereof, upon the basis that: (i) Ninety (90%) of the Earn-Out Payments are achieved, and that (ii) all payments which otherwise would be paid in installments shall be discounted to present value (assuming a per annum rate of interest equal to the lesser of the Prime Rate plus one-half percent or the "Libor Rate" plus one and one-half percent, all as calculated as of two business days prior to the Closing). Payment at the

Closing of such sums shall satisfy in full Buyer's obligations to Kiser and Gosselin under this Agreement.

  Section 7.7 Sarasota Office. Buyer agrees to maintain an office in Sarasota, Florida (the "Sarasota Office") as long as (i) Murphy shall remain a full time employee of Buyer, (ii) the Sarasota Office does not suffer two or more consecutive quarterly losses, and (iii) there shall not occur during the first three fiscal years following the Closing, any unjustified or unexplained failure of such office to perform at least consistently with the levels attained by the Sarasota Office in fiscal year 1995.

     (a) If the Sarasota Office is closed pursuant to this Section 7.7, Murphy shall have the right to relocate to another office of Buyer, which office shall be mutually agreed upon by Murphy and the Committee. If Buyer closes the Sarasota Office in contravention of this Section 7.7 and Murphy does not relocate to another office of Buyer, Murphy shall be deemed, on each date upon which Murphy would otherwise be eligible to receive a portion of the Purchase Price, not to be an Ineligible Participant for purposes of Article II hereof. Buyer may combine the Sarasota Office with Buyer's Technical Operations, as may be agreed upon by the Committee. In the event of such combination, the provisions of Article III will be amended by mutual agreement of Murphy and the Committee to reflect the effects of such combination.

  Section 7.8  Corporate Transitional Matters.

     (a) After the Closing and until the Third Anniversary, the Company's Board of Directors shall consist of three members, two of which shall be chosen by Buyer and one of which shall be chosen by Sellers, with such representative changing each year on the Anniversary date). Except as Sellers (who are not then Ineligible Participants) may otherwise agree in writing, the following persons shall serve as Sellers' representative for each of the Fiscal Years:

     Fiscal year 1997:    Kiser
     Fiscal Year 1998:    Murphy
     Fiscal Year 1999:    Shifrin

  In the event that a representative of Seller is unable or unwilling to serve on the Board of Directors during any Fiscal Year, or Seller's then-current representative is no longer an employee of Company, a replacement Sellers' Representative shall be chosen by Sellers (who are not then Ineligible Participants), as evidenced by written agreement. Such replacement shall be chosen within 15 days of the event giving rise to the necessity of such replacement.

     (b) On or before the commencement of each of Fiscal Year 1997, Fiscal Year 1998 and Fiscal Year 1999, a Business Plan relative to the Company (a "Business Plan") shall be prepared and submitted by the Company for approval by the Buyer (acting by and through the Buyer's representative), specifying in reasonable detail (as may be requested by Buyer), relative to the subject Fiscal Year: (i) a budget (including capital spending), a pro forma profit and loss and cash flow statements (including projected Revenue, earnings, and Earn-Out Payments), (ii) such other matters relative to the day-to-day operation of the Company as Sellers may reasonably include, (iii) organization charts for the Company for such Fiscal Year, including confirmation of Sellers' representative on the Company's Board of Directors, and (iv) Sellers' plans with respect to the coordination of ongoing business and business development activities after the Closing (and David Kiser's letter dated February 21, 1996 attached hereto as Schedule 7.8(b) shall constitute the Sellers' plans for the period from the Closing through and including Fiscal Year 1997). Subject to the provisions of Section 3.9 hereof, Buyer understands that a primary purpose of each Business Plan will be maximization of Earn-Out Payments.

     (c) Provided that and so long as all of the same comply with state and federal labor laws, Buyer agrees that the Company may continue its existing policies concerning the use of flexible ("flex") time employ-ment, part time employment, on-call employment, etc. (which shall include working variable hours during weekly or other applicable periods, upon supervisor approval, and provided that total monthly hours objectives are otherwise met relative to each employee).

     (d) Buyer agrees that Sellers will be eligible, based upon each such Seller's experience, education and background, to participate in all-medical, dental, life insurance, retirement, profit-sharing, bonus, savings, stock option and disability plans now made available by Buyer to its employees, or which may be made available in the future, subject to, and on a basis consistent with, the terms, conditions and administration of each such plan. Company shall be entitled to maintain its (i) existing fringe benefit, including medical, plans, (each of which are listed on Schedule 5.17 to this Agreement) for the remainder of calendar year 1996, after which Buyer may direct that Company convert to Buyer's standard plans; and (ii) existing salary levels during the period ending March 31, 1996, at which time Company shall fix its salaries for Fiscal Year 1997 at levels competitive with and comparable to other companies in the environ mental and related industries and shall convert to Buyer's then-standard salary administration and bonus/incentive plans, both of which conversions shall be in accordance with Company's Business Plan for Fiscal Year 1997. (Sellers shall not be entitled to participate in Buyer's plans such that more than one benefit shall be payable to such Seller. For example, each Seller shall be entitled to enroll in only one health insurance plan.) With respect to underperformance by a Seller or Key Employee, the parties agree that Company or Buyer may exercise all rights they respectively would otherwise have, including adjustment of salary in appropriate cases, notwithstanding any provision in this Agreement to the contrary.

     (e) The Company shall be entitled until the Third Anniversary to carry over accruals providing for vacations for individual employees in excess of 40 hours, and by such date all such accruals shall be reduced and otherwise conform to Buyer's policy with respect thereto. All employees engaged by the Company as of the Closing Date shall, upon the termination of their employment, be entitled to payment with respect to their accrued vacation time as of the Closing Date, in accordance with the Company's employment policies as in effect immediately prior to the closing.

  Section 7.9 Registration of Common Stock. ITX agrees to use its best efforts to file an appropriate Registration Statement (the "Registration Statement") on or prior to June 30, 1996, relating to the sale by the Sellers of all of the shares of Common Stock to be received by such Sellers under this Agreement (but in any event no less than the Common Stock comprising the Initial Stock Payment). ITX shall use its best efforts to cause such Registration Statement to be declared effective by the SEC as soon as possible thereafter. If ITX is unable to register by June 30, 1996 all of the Common Stock to be issued on each Anniversary, ITX shall cause one or more Registration Statements to be filed and to become effective prior to or contemporaneously with the issuance of all such other Common Stock otherwise to be issued pursuant to Articles II, III and IV hereof); provided, however, (a) ITX shall be entitled to postpone, for up to 60 days, the filing of a Registration Statement, or
(b) if already effective, the Sellers will discontinue any offers or sales, if, in ITX's reasonable business judgment such registration, offers or sales would interfere with any material financing, acquisition, corporate reorganization or other material corporate transaction or development involving ITX and ITX promptly gives Sellers written notice of such determination; provided, further, that in any such event, ITX shall use its best efforts to minimize the length of the postponement or discontinuance. With respect to the payments which may be made in Common Stock on or with respect to each Anniversary, if ITX is unable to resolve any such postponement or suspension within such 60 day period, ITX shall promptly pay in cash those sums which ITX would otherwise be entitled to pay in Common Stock. ITX shall maintain such Registration Statement(s) current for so long as registration under the Securities Act of 1933 is necessary to permit sales of the Common Stock by the Sellers but in no event longer than six (6) months. "Best efforts" for purposes of the Section 7.9 shall not include commencing litigation or expending money, other than amounts paid to ITX's securities counsel in connection with the preparation of the Registration Statements and similar documents. If the price per share of the Common Stock shall have changed during the period of any such postponement or discontinuance, the Stock Price Formula shall be applied as of the last day of such postponement or discontinuance. Further, promptly after the end of any such postponement or discontinuance, ITX shall pay to each Seller interest on the amount of the payment to be made in Common Stock, at the Prime Rate for the period of such postponement or discontinuance.

  Section 7.10 Intellectual Property Rights. Within thirty (30) days after the Closing Date, the Company shall file amendments to all registrations and applications for registration of all its patents, trademarks, copyrights and other intellectual property registered in the name of the Company as of the Closing Date for the purpose of listing ITX as a co-owner of such intellectual property, and shall use its best efforts to have such filings approved and/or completed by the relevant governmental agency.

  Section 7.11 Non-Solicitation and Confidentiality Agreements.

     (a) During the period commencing on the Closing and extending until the Third Anniversary (the "Restricted Period"), none of the Key Personnel shall solicit (including by advertisement or announcement), raid, entice, or induce any person, firm or corporation that currently is, during the one (1) year period prior to the date hereof was, or at any time during the Restricted Period shall be, a customer of Company or Buyer or ITX, to become a customer of any other person, firm or corporation for products or services the same as or competitive with, those products and services as from time to time shall be provided by Company, Buyer or ITX, and none of the Key Personnel shall approach any such person, firm or corporation for such purpose or authorize the taking of such actions by any other person, firm or corporation or assist or participate with any such person, firm or corporation in taking such action.

     (b) During the Restricted Period, none of the Key Personnel shall solicit, raid, entice or induce any person that currently is or at any time during such Restricted Period shall be, (or, in the case of termination, is at the time of termination) an employee of Buyer, Company, or ITX or any of its affiliates to become employed by any person, firm or corporation, and none of the Key Personnel shall approach any such employee for such purpose or authorize or participate in the taking of such actions by any other person, firm or corporation.

     (c)  1.   During the Restricted Period, and for a period of three (3)
years following the termination of such person's employment with Company, Buyer or ITX, as the case may be, each Seller agrees that he or she shall:
a) not disclose the Confidential Information to any third party; b) keep all Confidential Information confidential; c) use the Confidential Information solely for the purpose of advancement of the businesses of Buyer, ITX or the Company, as the case may be; and d) not "reverse engineer" any of the Confidential Information. Each Seller acknowledges that the Confidential Information is confidential and is the exclusive property of Buyer, ITX or Company, as the case may be. Further, no right or license, express or implied, in any of the Confidential Information is granted to any Seller.

     2. Upon termination of a Seller's employment with Buyer, ITX, or the Company, as the case may be, such Seller will promptly return to Company, Buyer or ITX all of the Confidential Information in his or her possession, and each Seller will destroy all copies of any analyses, compilations, studies or other documents prepared by such Person or for such Person's use containing or reflecting any Confidential Information.

     (d) Each Seller acknowledges that a breach of the covenants contained in this Section 7.11 may cause irreparable damage to Buyer, the exact amount of which will be difficult to ascertain, and that the remedies at law for any such breach will be inadequate. Accordingly, each Seller agrees that if he or she breaches any of the covenants contained in this Section 7.11, in addition to any other remedy which may be available at law or in equity, Buyer shall be entitled to specific performance and injunctive relief. The parties further acknowledge that the provisions of this Section 7.11 have been specifically negotiated by sophisticated commercial parties with legal counsel and agree that all such provisions are reasonable under the circumstances of the transactions contemplated by this Agreement. In the event that the agreements in Sections 7.11(a) or
(b) shall be determined by the arbitrator, as provided in Section 10.15 to be unenforceable by reason of its extending for too great a period of time or over too great a geographical area or by reason of its being too extensive in any other respect, they shall be interpreted to extend only over the maximum period of time for which it may be enforceable and/or over the maximum geographical area as to which it may be enforceable and/or to the maximum extent in all other respects as to which it may be enforceable, all as determined by such arbitrator in such action. The existence of any claim or cause of action which any Seller may have against the Company, Buyer or ITX shall not constitute a defense or bar to the enforcement of any of the provisions of this Section 7.11 against such Person.

     (e) Sections 7.11(a) and (b) shall not apply to a Seller from and after the earlier of the following:

          (i) the date such Seller is terminated other than for Cause from his or her employment with Gradient, Buyer or ITX, as the case may be; or

          (ii) upon Buyer's notification to such Seller that Buyer is entitled to collect all sums such Seller may be entitled to under Article III hereof. Buyer shall use its best reasonable efforts to quantify as soon as practicable the amount it would be entitled to collect pursuant to this subsection 7.11(e) and shall notify such Seller after it becomes apparent that Buyer may be entitled to collect all sums such Seller would be entitled to under Article III hereof.

          (iii) such time as one or more of the following conditions exist relative to the employment of a Seller: (A) such Seller is required to perform duties and responsibilities that are not commensurate with such Seller's existing position, experience or salary, provided that such duties and responsibilities are not a temporary condition of such Seller's employment, or (B) such Seller is required to relocate his or her usual office. Notwithstanding the foregoing, if the circumstances resulting in the occurrence of (A), above, are due to a pattern of under performance by such Seller as an employee, then such Seller shall not be relieved from his or her obligations under Sections 7.11(a) and (b), above. Notwithstanding the foregoing, if the circumstances or events resulting in the occurrence of (A) or (B), above, do not uniquely apply to or affect such Seller, the Company, Buyer or ITX (such as certain types of projects or work not being available to Buyer, or a change in the nature of the environmental industry as a whole), then such Seller shall not be relieved from his or her obligations under Sections 7.11(a) and (b), above.

  Section 7.12 Committee.

     (a) Buyer and Sellers shall each designate a Representative (a "Representative" or the "Representatives") from time to time for the purposes of forming a two (2) member Committee (the "Committee"), which shall act in accordance with the various provisions and conditions of this Agreement. An affirmative action or decision by the Committee shall require the unanimous consent and agreement of the two Representatives.
As of the Closing, the Committee shall consist of Kiser, as Sellers' Representative, and James R. Mahoney, as Buyer's Representative. The Sellers, (who are not then Ineligible Participants) may, replace their-Representative at any time, as evidenced by written agreement. The Buyer may replace its representative at any time.

     (b) Each of the Sellers, hereby grants Sellers' Representative his or her respective, irrevocable power of attorney (coupled with an interest, but limited in duration and scope as noted in this sentence) to act as each such Seller's attorney in fact (with full power of substitu-
tion), to act solely with respect to all matters assigned to the Committee for action or decision hereunder. Buyer or ITX, hereby grants Buyer's Representative its irrevocable power of attorney (coupled with an interest, but limited in duration and scope as noted in this sentence) to act as Buyer's attorney in fact (with full power of substitution), to act
solely with respect to all matters assigned to the   Committee for action
or decision hereunder.

                         ARTICLE VIII
                       INDEMNIFICATION

  Section 8.1  Indemnification by Sellers; Limitation of Liability.

     (a) The Principal Indemnitors shall, until the Third Anniversary, jointly and severally, indemnify and hold harmless Buyer and the Company and each of their Affiliates, directors, officers, employees, attorneys, agents and representatives and Buyer's stockholders (collectively, the "Affiliated Parties") in respect of any and all Claims, incurred by Buyer or the Company or their respective Affiliated Parties, in connection with each and all of the following:

          (i) Any breach of any representation or warranty made by a Principal Indemnitor in this Agreement or pursuant hereto;

          (ii) Any misrepresentation contained in any written statement or certificate furnished by a Principal Indemnitor pursuant to this Agreement or in connection with the Transactions;

          (iii) Any breach of any covenant, agreement or obligation of a Principal Indemnitor or the Company contained in this Agreement or any other instrument contemplated by this Agreement; and

          (iv) Any liability or obligation (whether absolute, accrued, contingent or otherwise, and whether due or to become due) of the Company that accrues, or arises from an event that occurs, prior to the Closing Date and that is not disclosed in the Balance Sheet, the various schedules and exhibits to this Agreement (or otherwise disclosed to Buyer in writing prior to the Closing) other than contractual obligations (but not-liabilities) incurred in the ordinary course of business.

          (v) all Taxes (other than those accrued on the Balance Sheet, the Sellers having represented the sufficiency of the accrual therefor, in
Section 5.23 hereof) of the Company for all taxable periods ending on or before the Closing or otherwise attributable to the operations, transac-tions, assets, or income of the Company or its predecessors prior to the date hereof or otherwise attributable to consummation of the Transactions, together with any expenses (including, without limitation, settlement costs and any legal, accounting and other expenses) incurred in connection with the collection or assessment of such Taxes.

     (b) No claim, demand, suit or cause of action shall be brought against any of the Principal Indemnitors under Section 8.1(a) with respect to any single Claim unless such single claim exceeds $10,000. In addition, no indemnification shall be sought under this Section 8.1(a) until the aggregate amount of all such claims in excess of $10,000 exceeds $100,000; provided, however, the maximum aggregate liability of all of the Principal Indemnitors under Sections 8.1(a) shall not exceed the sum of $2,000,000.

     (c) The Buyer understands that there are Sections in this Agreement that provide for specific adjustments and reductions to payments otherwise due to Sellers under this Agreement. For example, Sections 3.6(a) and
(b), and 5.12 provide for adjustments, or dollar-for-dollar reductions, to payments otherwise due to Sellers. Buyer agrees and acknowledges that Buyer shall not be entitled under Section 8.1(a) to seek indemnification from the Principal Indemnitors with respect to any matter as to which Buyer is specifically permitted under the various Sections of this Agreement to adjust or reduce payments otherwise due to Sellers to the extent that Buyer has recovered such sums through the adjustments or reductions provided in such sections, but may seek indemnification to the extent Buyer has not recovered the sums due through the adjustments or reductions provided in such sections. Moreover, and not withstanding the foregoing, the amounts of any actual recoveries by Buyer pursuant to any such adjustments or reductions, and/or Section 8.1(e), below, shall automatically constitute a downward adjustment, on a dollar-for-dollar basis of the amount actually recovered, of the $2,000,000 maximum liability of the Principal Indemnitors under Section 8.1(b), above, and in calculating the amount of Buyer's recoveries, adjustments shall reduce such maximum limit of liability only to the extent that such adjustment produces a reduction in the amount payable to Sellers equivalent to an actual reduction on a dollar for dollar basis of the amounts payable to Sellers. By way of example only, if an upward adjustment in the Direct Margin Base required to be achieved in a Fiscal Year would result in only half of the recovery to Buyer as would a direct subtraction from the amounts actually payable to Sellers under Article II or Article III, such adjustment shall reduce the maximum limit of liability only in the amount of the recovery actually produced to Buyer, i.e., only in one half of the
amount of the adjustment.   Notwithstanding the foregoing, if Company's
performance during a Fiscal Year is such that Earn-Out Payments are actually made, Buyer shall be obligated to look first to the reductions provided in such sections, and corresponding reductions in the said liability limit shall be effected, and only after taking such reductions shall Buyer be entitled to seek indemnification to the extent its claim is not satisfied through such reductions. But, if the Company's performance is such that no Earn-Out Payments are made, and, consequently, such reductions will not satisfy Buyer's claim, Buyer may proceed, including to indemnification, as provided in Section 8.1(d), below.

     (d) Except as otherwise specifically provided in the various Sections of this Agreement, Buyer and Company shall satisfy all Claims under Section 8.1 (a) as follows: first, by deducting the amount of a Claim from the sums any and all Principal Indemnitors shall be due hereunder on a pro-rata basis in accordance with such Principal Indemnitor's Relative Equity Interests in the following order: Earn-Out Payments, Retention Payments (if any), and Purchase Payments; second, if at any time during a Fiscal Year it appears that the amount sought by Buyer or Company with respect to one or more Claims (together with all sums deducted or deductible from payments otherwise due Sellers, such as pursuant to Section 3.6(b) or Section 5.12(a)) exceeds or apparently will exceed the amounts payable to a Seller in that fiscal year, Buyer or Company may then (at any time and without having to wait until the end of a Fiscal Year) proceed to recover such sums from the Principal Indemnitors as provided in this Agreement (subject to the rights of the Sellers, including the Principal Indemnitors, to dispute such sums by arbitration as provided in this Agreement). (In the case of Earn-Out Payments, Buyer may rely, in making the determination contemplated above, upon the amounts therefor forecast to be payable during such fiscal year under the applicable Business Plan.) Buyer and/or Company shall make all reasonable efforts to collect the amount of a Claim from each Principal Indemnitor on a pro-rata basis in accordance with each Principal Indemnitor's Relative Equity Interests, but in the event such efforts are unsuccessful, Buyer or Company may proceed against any one or more of the Principal Indemnitors, jointly and severally, up to such Principal Indemnitor's Limit of Liability; provided, however, that the indemnification obligations of the Principal Indemnitors hereunder shall only be for amounts net of other recoveries received from third parties by Buyer or the Company or their respective Affiliated Parties in respect of claims or liabilities for which such indemnification is sought, but Buyer, Company and such Affiliated Parties shall have no obligation (except as provided in this Section 8.1(d)) to pursue such other recoveries prior to pursuing recovery from any one or more of the Sellers.

     (e) In addition, each Seller shall, severally and not jointly, defend, indemnify and hold harmless Buyer and Company from and against all Claims arising out of or related to breach of the representations and warranties contained in Sections 5.1, 5.2, and 5.3(b) hereof, and such indemnification shall not be limited in any way by Section 8.1(a),(b) or
(d) or 10.1 hereof, but each Seller's liability under this Section 8.1(e) shall be limited to such Seller's Limit of Liability.

     (f)  The Buyer and the Company shall be prohibited under this Section

8.1, or otherwise, from seeking monetary damages and/or indemnification from or by a Seller with respect to the breach or violation of the-restrictions imposed under Section 7.11 of this Agreement by a person other than such Seller; provided however, the Buyer and the Company shall not be prohibited in any manner from enforcing the restrictions imposed under Section 7.11 with respect to or from seeking indemnification from any Seller who is in breach or violation thereof, and none of the limitations on Buyer's indemnification rights contained in Sections 8.1(b), (c) and (d) shall apply with respect to such Seller's breach of
Section 7.11 hereof.

  Section 8.2  Indemnification by Buyer; Limitation of Liability.   Buyer
shall, until the Third Anniversary, indemnify and hold harmless each of Sellers in respect of any and all Claims incurred by Sellers, in connection with each and all of the following:

     (a) Any breach of any representation or warranty made by Buyer in this Agreement or pursuant hereto;

     (b) Any breach of any covenant, agreement or obligation of Buyer contained in this Agreement or any other instrument contemplated by this Agreement; and

     (c) Any misrepresentation contained in any statement or certificate furnished by Buyer pursuant to this Agreement or in connection with the Transactions.

No claim, demand, suit or cause of action shall be brought against Buyer under this Section 8.2 with respect to any single Claim unless such single claim exceeds $10,000; provided, however, when the aggregate amount of such Claims hereunder against Buyer exceeds $100,000, Sellers and their respective Affiliated Parties shall be entitled to indemnification from Buyer for all Claims hereunder to the extent the aggregate thereof is in excess of $100,000; provided, however, that the indemnification obligation of Buyer hereunder shall only be for amounts net of other recoveries received by Sellers in respect of claims or liabilities for which such indemnification is sought. Buyer's liability under this Agreement shall be limited to an amount equal to the Limit of Liability of the Seller making such Claim (up to a maximum of $2,000,000 in the cumulative aggregate with respect to all claims and causes of action arising out of or related to this Agreement). None of the above limitations shall apply in the event any inaccuracy in any of the representations or warranties herein made by Buyer is proven to have been made with the intent to deceive or any breach of this Agreement by Buyer has been proven to be willful.

  Section 8.3 Claims for Indemnification. Whenever any claim shall arise for indemnification hereunder, the party entitled to indemnification (the

"Indemnified Party") shall promptly notify the party obligated to provide indemnification (the "Indemnifying Party") (and each of the Sellers, if different) of the claim and, when known, the facts constituting the basis for such claim; provided, however, that the failure to so notify the Indemnifying Party shall not relieve the Indemnifying Party of its obligation hereunder to the extent such failure does not materially prejudice the Indemnifying Party. In the event of any claim for-indemnification hereunder resulting from or in connection with any claim or legal proceedings by a third party, the notice to the Indemnifying Party shall specify, if known, the amount or an estimate of the amount of the liability arising therefrom.

  Section 8.4 Defense of Claims. In connection with any claim giving rise to indemnity hereunder resulting from or arising out of any claim or legal proceeding by a person who is not a party to this Agreement, the Indemnifying Party (or any of the Sellers, if different) use all reasonable efforts to defend such claim or legal proceeding, and, at its sole cost and expense and with counsel reasonably satisfactory to the Indemnified Party may, upon written notice to the Indemnified Party, assume the defense of any such claim or legal proceeding if it acknowledges to the Indemnified Party in writing its obligations to indemnify the Indemnified Party with respect to all elements of such claim. The Indemnified Party shall be entitled to participate in (but not control) the defense of any such action, with its counsel and at its own expense; provided, however, that if there are one or more legal defenses available to the Indemnified Party that conflict with those available to the Indemnifying Party, or if the Indemnified Party fails to take reasonable steps necessary to defend diligently the claim after receiving notice from the Indemnified Party that it believes the Indemnifying Party has failed to do so, the Indemnified Party may assume the defense of such claim; provided, further, that the Indemnified Party may not settle such claim without the prior written consent of the Indemnifying Party, which consent may not be unreasonably withheld. If the Indemnified Party (or any of the Sellers, if different) assumes the defense of the claim, such Person(s) shall reimburse the Indemnified Party for the reasonable fees and expenses of counsel retained by the Indemnified Party and such Person(s) shall be entitled to participate in (but not control) the defense of such claim, with its counsel and at its own expense. If the Indemnifying Party (or any of the Sellers, if different) thereafter seeks to question the manner in which the Indemnified Party defended such third party claim or the amount or nature of any such settlement, such Person shall have the burden to prove by a preponderance of the evidence that the Indemnified Party did not defend or settle such third party claim in a reasonably prudent manner. The parties hereto agree to render to each other such assistance as they may reasonably require of each other in order to insure the proper and adequate defense of any such action, suit or proceeding.

  Section 8.5 Manner of Indemnification. All indemnification payments hereunder shall be effected by payment of cash or delivery of a certified or official bank check in the amount of the indemnification liability.

  Section 8.6  Limitations on Indemnification.

  Notwithstanding the provisions of Section 8.1, and 8.2 to the effect that an Indemnifying Party's obligation under such section shall expire as of the expiration of the Third Anniversary and shall be limited in amount, such obligation shall (i) continue as to any matter as to which a Claim is submitted in writing to the Indemnifying Party prior to such third anniversary and identified as a Claim for indemnification pursuant to this Agreement and (ii) be unlimited in amount and continue as to any-Indemnifying Party (and only such Indemnifying Party) as is proven responsible in a final adjudication pursuant to Section 10.15 hereof with respect to any matter that is based upon an intent to deceive, or an intentional, willful breach by such Indemnifying Party, until such time as such Claims and matters are resolved.


                          ARTICLE IX
    CLOSING, CONDITIONS AND DELIVERY OF CLOSING DOCUMENTS

  Section 9.1  Closing; Condition to Obligations of Each Party.

     (a) The purchase and sale of the Shares (the "Closing") shall occur on the Closing Date in the Company's offices in Cambridge, Massachusetts, or at such other place as the parties shall agree. The obligation of each party to effect the transactions contemplated hereby shall be subject to the fulfillment, at or prior to the Closing, of the condition that no claim, action, suit, investigation or other proceeding shall be pending or threatened before any court or governmental agency which presents a substantial risk of the restraint or prohibition of the transactions contemplated by this Agreement or the obtaining of material damages or other relief in connection therewith. Failure of the Closing Date to occur on or before March 1, 1996 shall be deemed to terminate this Agreement without the necessity of further action by any party hereto.

     (b) The obligations of each party under this Agreement are subject to the satisfaction, at or before the Closing, of all the conditions set out below in this Agreement including, without limitation, this Article
IX. The party in whose favor a condition runs may waive such condition in writing in whole or in part without prior notice; provided, however, that no such waiver of a condition shall constitute a waiver by such party of any of its other rights or remedies, at law or in equity, with respect to any other condition in favor of such party. In addition, if prior to the Closing one party discloses in writing to another party facts or circumstances which would cause a condition to Closing in favor such party not to be satisfied, and such party waives in writing such condition and elects to proceed with the Closing, then such party shall be prohibited from exercising any of its rights and remedies, at law or in equity, with respect to the facts and circumstances so disclosed (but only to the extent disclosed), including without limitation, seeking monetary damages, indemnification, set-off or injunctive relief.

     (c) Buyer agrees that it shall not be permitted to seek monetary damages, indemnification, set-off, injunctive relief or any other remedy at law or in equity against Sellers or the Principal Indemnitors with respect to the specific facts, circumstances and matters concerning the Company and the Company's business affairs and financial condition disclosed by Sellers to Buyer in this Agreement (including, without limitation, in the various schedules and exhibits to this Agreement); provided, however, that nothing contained herein shall limit the Buyer's right to pursue any remedy at law or in equity in the event that any such disclosure is inaccurate or misleading in any material respect.

  Section 9.2 Conditions to Obligations of Buyer. The obligations of Buyer to effect the transactions contemplated hereby shall be, at the option of Buyer, subject to the fulfillment, at or prior to the Closing Date, of the following additional conditions:

  Section 9.2.1 Representations and Warranties True. The representa tions and warranties of the Sellers contained in this Agreement, the Schedules hereto, or in any other document of the Sellers delivered pursuant hereto, were true and correct in all material respect on the date such representations and warranties were made, and at the Closing, each Seller shall have delivered to Buyer a certificate to such effect signed by such Seller.

  Section 9.2.2 Sellers' Performance. Each of the obligations of each Seller to be performed by him and each obligation of the Company to be performed by it on or before the Closing Date pursuant to the terms of this Agreement shall have been duly performed on or before the Closing Date, and at the Closing each Seller and the Company shall have delivered to Buyer a certificate to such effect signed by such Seller or the President and Chief Financial Officer of the Company, as the case may be.

  Section 9.2.3 Opinion of Seller's Counsel. Buyer shall have been furnished at the Closing with an opinion of Riemer & Braunstein, counsel to the Sellers, dated the Closing Date, addressed to and in form and substance satisfactory to counsel for Buyer (subject to such assumptions, limitations and general qualifications as may be customary or appropriate given the nature of the Transactions), to the effect that:

     (a) The Company is a corporation duly organized, validly existing and in corporate good standing under the laws of The Commonwealth of Massachusetts, and has full corporate power and authority to carry on the business which it is now conducting and to own or lease and operate its assets and properties;

     (b) this Agreement constitutes the legal, valid and binding obligation of each Seller, enforceable in accordance with its terms;
     (c) the authorized, issued and outstanding capital stock of the Company is as stated in Schedule 5.2 hereto; all the shares of issued and outstanding capital stock of the Company have been duly authorized and are validly issued and outstanding, fully paid and nonassessable;

     (d) to the knowledge of such counsel, the Company is not a party to or bound by any outstanding option or agreement to sell, issue, buy or otherwise dispose of or acquire any shares of capital stock or any debt security of the Company;

     (e) the consummation of the Transactions contemplated hereby will not:

          (1) violate, or conflict with, or result in a breach of any provisions of any of the terms, conditions or provisions of the Articles of Organization of the Company or the Bylaws of the Company; or

          (2) to the knowledge of such counsel, violate any order, writ, injunction, decree, statute, rule or regulation which has applicability to the Company or any of its properties or assets;

     (f)  except as disclosed in the list and description contained in
Schedule 5.22 to the knowledge of such counsel: (i) there is no pending claim, action, suit, investigation or proceeding of any kind in which the Company has been served with process or otherwise received actual notice, and (ii) there is no threat of any such claim, action, suit, investigation or proceeding against, involving, affecting or relating to the Company or against, involving, affecting or relating to any of its officers or directors in connection with the respective businesses and affairs of the Company; and

     (g) to the knowledge of such counsel, no consent or approval, which has not been obtained, by any governmental authority is required in connection with the consummation by the Sellers of the Transactions contemplated by this Agreement.

As to any matter contained in such opinion which involves the laws of a jurisdiction in which such counsel is not admitted to practice, such counsel may rely upon the opinion of local counsel of established reputation satisfactory to Buyer. Any opinion may expressly rely as to matters of fact upon certificates furnished by Sellers, or appropriate officers of the Company, or appropriate governmental officials.

  Section 9.2.4 No Adverse Change. There shall not have occurred between the date hereof and the Closing Date (i) any material adverse changes in the consolidated results of operations, condition (financial or otherwise), assets, liabilities (whether absolute, accrued, contingent or otherwise), business or prospects of the Company it being agreed by the parties hereto that notice to the Company or Buyer from any of the Key Personnel of their intention to not continue their respective employs with the Company shall constitute a material adverse change in the business and prospects of the Company; or (ii) any loss or threatened loss known to the Company of one or more customers having aggregate billings in excess of $100,000 during Fiscal Year 1995 arising out of the Company's misper-formance or failure to perform services.

  Section 9.2.5 Compliance with Law. There shall have been obtained any and all permits, approvals and consents of all governmental bodies or agencies which counsel for Buyer may reasonably deem necessary or appropriate so that consummation of the Transactions contemplated by this Agreement will be in compliance with applicable laws.

  Section 9.2.6 Delivery of Corporate Records. Buyer shall have been furnished at the Closing with all stock record and minute books of the Company.

  Section 9.2.7 Termination of Employment Agreements. Buyer shall have been furnished with evidence satisfactory to Buyer that all employment agreements and all severance agreements between the Company and each of its employees shall have been terminated.

  Section 9.2.8 Termination of Outstanding Credit Facility. Buyer shall have been furnished with evidence satisfactory to Buyer that (i) the Company shall have paid in full all indebtedness outstanding under the Outstanding Credit Facility (which indebtedness Buyer agrees to pay on or at the Closing), and (ii) the Outstanding Credit Facility and any liens on the property or assets of the Company created thereunder shall have been terminated.

  Section 9.2.9 Termination of Outstanding Gradient Stock Agreements and Plans. Buyer shall have been furnished with evidence satisfactory to Buyer with respect to the termination on or prior to the Closing Date of each of the agreements and plans referenced in Schedule 9.2.9 hereto, and there shall have been no options or awards granted under such plans subsequent to September 1, 1995.

  Section 9.2.10 Termination of Outstanding Employee Loans. Buyer shall have been furnished with evidence satisfactory to Buyer that (i) all employees who have been extended loans or credit have repaid in full all indebtedness outstanding thereunder, and (ii) all liens on the property or assets of the employees securing such loans or credit shall have been terminated.

  Section 9.3 Conditions to Obligations of the Sellers. The obligations of the Sellers to effect the Transactions contemplated hereby shall be, at the option of the Sellers, subject to the fulfillment, at or prior to the Closing Date, of the following additional conditions:

  Section 9.3.1 Representations and Warranties True. The representa tions and warranties of Buyer contained in this Agreement or in any document delivered by Buyer pursuant hereto were true and correct in all material respects on the date such representations and warranties were made (except as specifically waived by Sellers in writing), and at the Closing Buyer shall have delivered to Sellers a certificate to such effect.

  Section 9.3.2 Performance of Covenants. Each of the obligations of Buyer to be performed by them on or before the Closing Date pursuant to the terms of this Agreement shall have been duly performed on or before the Closing Date, and at the Closing Buyer shall have delivered to Sellers a certificate to such effect.

  Section 9.3.3 Authority. All actions required to be taken by, or on the part of, Buyer to authorize the execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby shall have been duly and validly taken by the Buyer's Board of Directors.

  Section 9.3.4 Opinion of Buyer's Counsel. Sellers shall have been furnished with an opinion of Buyer's and ITX's Corporate Counsel dated the Closing Date, in form and substance satisfactory to counsel for the Sellers (subject to such assumptions, limitations and general qualifications as may be customary or appropriate given the nature of the Transactions), to the effect that:

     (a) Buyer and ITX are corporations duly organized, validly existing and in corporate good standing under the laws of the States of California and Delaware, respectively, and each has full corporate power and authority to carry on the business which it is now conducting and to own or lease and operate its assets and properties;

     (b) Buyer and ITX each has full corporate power to carry out their respective obligations provided for in this Agreement; all corporate proceedings required to be taken by each such company to authorize it to execute and deliver this Agreement, and to consummate the Transactions contemplated hereby have been duly and validly taken; this Agreement has been duly and validly authorized, executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer and ITX, respectively, as and to the extent provided herein, enforceable in accordance with its terms;

     (c) neither the execution and delivery of this Agreement by Buyer or ITX nor the consummation of the Transactions contemplated hereby nor compliance by Buyer or ITX with any of the provisions hereof, will violate, or conflict with, or result in a breach of any provision of, or constitute a default (or any event which, with notice or lapse of time or both, would constitute a default) under, any of the terms, conditions or provisions of their respective Certificates of Incorporation or Bylaws or, to the knowledge of such counsel, any material note, bond, mortgage, indenture, deed of trust, license, agreement or other instrument or obligation to which either of them is a party or by which either of them or any of their respective properties or assets may be bound or affected.

     (d) and upon delivery to Sellers, all shares of Common Stock shall have been duly authorized, validly issued and outstanding, and fully paid and nonassessable;

     (e) ITX has authorized a sufficient number of shares of Common Stock such that ITX may fulfill its obligations to deliver Common Stock to Sellers pursuant to the Transactions and this Agreement, assuming ITX delivers Common Stock in every instance in which Buyer is required or may elect to do so;

     (f) the offer, issuance, sale and delivery of the Common Stock to Sellers in accordance with this Agreement does not require registration under the Securities Act of 1993, or registration or filing under any State securities act or laws;

     (g) to the knowledge of such counsel, no consent or approval, which has not been obtained, by any governmental authority is required in connection with the consummation by the Buyer or ITX of the Transactions contemplated by this Agreement and the delivery to Sellers of shares of the Common Stock; and

    (h) to the knowledge of such counsel: (i) there is no pending claim, action, suit, investigation or proceeding of any kind in which Buyer or ITX has been served with process or otherwise received actual notice, and
(ii) there is no threat of any such claim, action, suit, investigation or proceeding against, involving, affecting or relating to Buyer or ITX, or against, involving, affecting or relating to any of their respective officers or directors in connection with the respective businesses and affairs of Buyer or ITX, which would have a materially adverse effect on the consummation of the Transactions and the matters set forth in this Agreement.

     As to any matter which involves the laws of a jurisdiction in which the counsel rendering the opinion is not admitted to practice, such counsel may rely upon the opinion of local counsel of established reputation satisfactory to counsel to the Sellers. Any opinion may expressly rely as to matters of fact upon certificates furnished by appropriate officers of Buyer or appropriate governmental officials.

  Section 9.4 Deliveries of Additional Documents. Contemporaneously herewith, in addition to the documents described in Sections 9.2 and 9.3, the following agreements are being executed and delivered by the respective parties thereto:

     (a) Consents of each of the landlords under the Leases, to the extent required thereby;

     (b) Stock certificates evidencing all of the Shares, duly endorsed for transfer or accompanied by separate instruments for transfer, by each Seller who is the record owner thereof;

     (c)  a Non-Solicitation and Confidentiality Agreement, in the form of
Schedule 9.4(c) hereto, duly executed by Hopkins;

     (d) an investment letter, duly executed by each Seller, in the form attached as Schedule 9.4(d) hereto; and

     (e) resignations of each of the directors of the Company, other than Kiser.


                          ARTICLE X
                        MISCELLANEOUS

  Section 10.1 Survival of Representations and Warranties. Subject to Sections 8.3, 8.4, and 8.6 the representations and warranties of the parties herein or in any instrument delivered pursuant hereto shall survive until and including the Third Anniversary.

  Section 10.2 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given if delivered personally or by facsimile transmission (with subsequent letter confirmation by mail) or three days after being mailed by certified or registered mail, postage prepaid, return receipt requested, to the parties, their successors in interest or their assignees at the following addresses, or at such other addresses as the parties may designate by written notice in the manner aforesaid:

              If to Buyer:             IT Corporation
              -----------              23456 Hawthorne Boulevard
                                       Torrance, California 90505
                                       Telecopy:  (310) 791-4770
                                       Attention: General Counsel

            If to any Seller:           See Schedule 10.2 hereto
            ----------------
                                        With a concurrent copy to:
                                        Riemer & Braunstein
                                        Three Center Plaza
                                        Boston, Massachusetts 02108
                                        Telecopy: (617) 723-6831
                                        Attention: Wayne S. Michals

Section 10.3 Assignability and Parties in Interest. This Agreement shall not be assignable by any of the parties, except that Buyer may assign its rights hereunder to, and have its obligations hereunder assumed by, a wholly-owned subsidiary of Buyer; provided, however, that no such assignment shall release Buyer from its obligations under this Agreement. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective permitted successors and assigns.

Section 10.4 Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the internal law, and not the law pertaining to conflicts or choice of law, of the State of California.

Section 10.5 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

Section 10.6 Complete Agreement. This Agreement, the Exhibits and Schedules hereto and the documents delivered or to be delivered pursuant to this Agreement contain or will contain the entire agreement among the parties with respect to the Transactions and shall supersede all previous oral and written and all contemporaneous oral negotiations, commitments and understandings.

Section 10.7 Modifications, Amendments and Waivers. This Agreement may be modified, amended or otherwise supplemented by a writing signed by all of the parties, acting individually or through their respective attorneys in fact. Notwithstanding the foregoing, all matters concerning the Earn-Out Payments may be modified, amended, or otherwise supplemented by a writing signed by Buyer and all Sellers who are not at such time Ineligible Participants. No waiver of any right or power hereunder shall be deemed effective unless and until a writing waiving such right or power is executed by the party or his or her attorney in fact waiving such right or power.

Section 10.8 Due Diligence Investigation; Knowledge. All representations and warranties contained herein that are made to the knowledge of a party shall require that such party make reasonable investigation and inquiry with respect thereto to ascertain the correctness and validity thereof.

Section 10.9 Expenses. Except as otherwise expressly provided elsewhere in this Agreement, each party shall pay all fees and expenses incurred by it in connection with the transactions contemplated by this Agreement.

Section 10.10 Limit on Interest. Notwithstanding anything in this Agreement to the contrary, no party shall be obligated to pay interest at a rate higher than the maximum rate permitted by applicable law. In the event that an interest rate provided in this Agreement exceeds the maximum rate permitted by applicable law, such interest rate shall be deemed to be reduced to such maximum permissible rate.

Section 10.11 Equitable Remedies. In addition to legal remedies, in recognition of the fact that remedies at law may not be sufficient, the parties (and their permitted successors and assigns) shall be entitled to equitable remedies for breaches or defaults hereunder, including, without limitation, specific performance and injunction.

Section 10.12 Attorneys' Fees and Costs. Should any party institute any action or proceeding in any court to enforce any provision of this Agreement, the prevailing party shall be entitled to receive from the losing party reasonable attorneys' fees and costs incurred in such action or proceeding, whether or not such action or proceeding is prosecuted to judgment.

Section 10.13 Further Assurances. Each party hereto shall execute and deliver such further instruments and take such further actions as any other party hereto may reasonably request in order to carry out the intent of this Agreement and to consummate the Transactions.

Section 10.14     Contract Interpretation; Construction of Agreement.

     (a) The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpreta-tion of this Agreement. Article, section, exhibit, schedule, preamble, recital and party references are to this Agreement unless otherwise stated.

     (b) No party, nor its respective counsel, shall be deemed the drafter of this Agreement for purposes of construing the provisions of this Agreement, and all language in all parts of this Agreement shall be construed in accordance with its fair meaning, and not strictly for or against any party.

  Section 10.15     Arbitration.

     (a) All controversies or claims arising between the parties, including without limitation, claims arising out of or relating to this Agreement, the subject matter hereof, including the definition of Cause and the use of such definition as contemplated herein, and the arbitrability of any claim, shall be settled by arbitration as provided below. The arbitration and all preliminary proceedings related thereto shall be conducted in accordance with such rules as may be agreed upon by the parties, or, failing agreement on such rules, in accordance with the Rules for Commercial Arbitration of the American Arbitration Association ("AAA"), as amended from time to time and as modified by this Agreement. The dispute shall be presented to a panel of three arbitrators sitting in Boston, Massachusetts.

     (b) The Representative and the Buyer shall each select one arbitra tor. The two arbitrators selected shall jointly select a third arbitra tor. The parties shall select the two arbitrators within fifteen (15) days after demand for arbitration is made by a party, and the two arbitrators shall jointly select the third within ten (10) days after the later of their two respective selections. If the two arbitrators are unable to jointly agree on a third arbitrator within that period, then either party may request that the AAA select the third arbitrator. Each arbitrator shall possess substantive legal experience in the principal issues in dispute.

     (c) Any discovery permitted shall be limited to information directly relevant to the controversy in arbitration. In the event of discovery disputes, the panel of arbitrators is directed to issue such orders as are appropriate to limit discovery in accordance with the foregoing and as are reasonable in light of the issues in dispute, the amount in controversy, and other relevant considerations. To the extent the parties are unable to agree on the scope of discovery, the panel of arbitrators shall require the party seeking discovery on an issue to present the legal and factual basis for the claim and shall permit the party opposing discovery to respond. The panel of arbitrators shall permit discovery on an issue only if the panel of arbitrators concludes that there is a reasonable and good faith basis in law and in fact for bringing such allegations and that the discovery appears likely to present substantive evidence regarding that claim. The panel of arbitrators may permit limited discovery to permit investigation of some of the claims or to determine whether a claim has sufficient basis in law or in fact to warrant further discovery, but shall issue appropriate orders to restrict the scope of such discovery. The federal or state rules of procedure and evidence shall not apply to the arbitration proceedings, including without limitation the rules of discovery. The panel of arbitrators shall consider claims of privilege, work product and other restrictions on discovery as appear to be warranted.

     (d) The panel of arbitrators shall award the prevailing party its attorneys' and experts' fees and disbursements incurred in resolving the dispute (including those of in-house counsel and experts) and shall award double costs and expenses or other sanctions to the extent the panel of arbitrators finds any claim advanced in the proceedings to be frivolous or without a good faith basis in fact and in law when such claim was first presented for arbitration.

     (e) The panel of arbitrators shall act by majority vote with respect to any action it is required or permitted to take hereunder.

     (f) Except as may otherwise be agreed in writing by the parties or as ordered by the panel of arbitrators upon substantial justification shown, the hearing for the dispute shall be held within ninety (90) days of submission of the dispute to arbitration. The panel of arbitrators shall render the final award within thirty (30) days following conclusion of the hearing and any required post-hearing briefing or other proceedings ordered by the panel of arbitrators. The panel of arbitrators shall state the factual and legal basis for the award. The decision of the panel of arbitrators shall be final and binding, except as provided in the Federal Arbitration Act, 9 U.S.C. 1, et seq., and except for errors of law based on the findings of fact. Final judgment may be entered upon such an award in any court of competent jurisdiction, but entry of such judgment shall not be required to make such award effective. The parties hereby irre-vocably submit to the exclusive jurisdiction and venue of the state and federal courts located in Boston, Massachusetts. THE PARTIES EXPRESSLY WAIVE THEIR RIGHTS TO A TRIAL BY JURY.

     IN WITNESS WHEREOF, each of the parties hereto has executed this Agreement as of the date first above written.


BUYER
- -----

IT CORPORATION, a California corporation

By:    ________________________________________________________
Name:  ________________________________________________________
Title: ________________________________________________________


ITX

INTERNATIONAL TECHNOLOGY CORPORATION, a Delaware corporation

By:    ________________________________________________________
Date:  ________________________________________________________
Title: ________________________________________________________

SELLERS



_______________________________
Brian L. Murphy



_______________________________
Neil S. Shifrin



_______________________________
Barbara D. Beck



_______________________________
David B. Kiser



_______________________________
Jean P. Gosselin



_______________________________
Peter A. Valberg



_______________________________
A. Dallas Wait

                      INDEX OF SCHEDULES

  Schedule       Description

  2.1            Capitalization of the Company
  4.2            Retention Payments to Key Employees
  5.6            List of Jurisdictions
  5.7            Jurisdiction Licenses & Permits
  5.11           Financial Statements
  5.12           Material Changes Since September 30, 1995
  5.14           Real Property
  5.15           Intangible Personal Property
  5.15(a)        List of Nondisclosure and Confidentiality
                   Agreements
  5.16           Labor and Employment Agreements
  5.17           Employee Benefits
  5.18           Material Contracts
  5.18(a)        Subcontractors
  5.20           Related Party Transactions
  5.21(a)-(d)    Compliance with Laws, Notices of Violation,
                   Owner/Operator Responsibility, Permits
  5.22           Litigation
  5.23           Taxes
  5.24(a)-(c)    Company's Insurance
  5.25           Powers of Attorney
  5.26           Banking Facilities
  7.8(b)         FY97 Business Development Plans
  9.2.9          Outstanding Gradient Stock Agreements and
                   Plans
  9.4(c)         Non-Solicitation and Confidentiality
                   Agreement
  9.4(d)         Investment Letter
  10.2           Sellers' Notice Addresses

                                                         Exhibit 10(iii)5
                                                         ----------------

                        SEVERANCE BENEFIT AGREEMENT

     This SEVERANCE BENEFIT AGREEMENT (this "Agreement"), dated as of April 2, 1996, is made and entered into by and between International Technology Corporation, a Delaware corporation (the "Company"), and [officer] (the "Executive").
     The Company, on behalf of itself and its stockholders, desires to continue to attract and retain well-qualified executives and key personnel who are an integral part of the management of the Company, such as the Executive, and to assure itself of continuity of management. The Company recognizes that, as is the case with many publicly-held corporations, the possibility of a change of control exists and that such possibility, and the uncertainty which it may raise among management, may result in the distraction or departure of management to the detriment of the Company and its shareholders.

     For these reasons, the Company desires to (i) protect the continued employment of the Executive which would be at risk in the event of a change in control and (ii) provide an incentive to the Executive, whose knowledge, expertise and level of performance are critical to the current and future success of the Company, to remain in the employ of the Company, notwithstanding the uncertainty and job insecurity created by an actual or threatened change in control.
     This Agreement sets forth the specific severance compensation which the Company agrees that it will pay to the Executive if the Executive's employment with the Company terminates as provided herein.

     NOW THEREFORE, in order to induce the Executive to remain in the employ of the Company in consideration of the foregoing recitals and the mutual covenants and agreements contained in this Agreement and for other good and valuable consideration, the parties hereto agree as follows:

     1. Definitions. Terms not otherwise defined in this Agreement shall have the meanings set forth in this Section 1.

       (a) Cash Compensation. "Cash Compensation" shall mean the sum of (x) the higher of the Executive's annual base salary at (i) the time the Notice of Termination provided for in Section 2(c) of this Agreement is given or (ii) immediately prior to a Change in Control, and (y) an amount equal to the highest aggregate Cash Bonus Earned by the Executive under all cash bonus plans of the Company for any of the three fiscal years immediately preceding the year in which the Date of Termination occurs. "Cash Bonus Earned" shall mean all amounts actually earned for performance in a specific fiscal year without regard to voluntary or mandatory payment deferrals if so specified in the applicable bonus plan.

       (b)     Cause.  For purposes of this Agreement, "Cause" shall mean:
(i) the commission of a felony (other than driving while intoxicated or while under the influence of alcohol or drugs), (ii) a willful dereliction of duty or intentional and malicious conduct contrary to the best interests of the Company or its business if such dereliction of duty or misconduct is not corrected within thirty (30) days after written notice thereof from the Company, or (iii) a refusal to perform reasonable services customarily performed by the Executive (other than by reason of a Disability) if such refusal is not corrected within thirty (30) days after written notice thereof from the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Company's Board of Directors at a meeting of the Board called and held for the purpose of considering his termination for cause (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board). The resolution of the Board shall contain a finding that in the good faith opinion of the Board the Executive was guilty of the conduct set forth above and specifying the particulars thereof in detail. Notwith-standing the foregoing, the Executive shall have the right to contest his termination for Cause (for purposes of this Agreement) by arbitration in accordance with the provisions of this Agreement as set forth in Section
5 herein.

       (c) Change in Control. A "Change in Control" of the Company shall be deemed to have occurred if (i) there shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approve a plan or proposal for the liquidation or dissolution of the Com pany, or (iii) any "person" (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), shall become "beneficial owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of thirty-five percent (35%) or more of the Company's outstanding Common Stock or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors of the Company shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

       (d) Effective Date. "Effective Date" shall mean the date on which a Change in Control is effectuated.

       (e) Good Reason. The Executive's termination of employment with the Company shall be deemed for "Good Reason" if it occurs within six
(6) months of any of the following without the Executive's express written consent:

          (i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial alteration in the nature or status of, Executive's responsibilities immediately prior to a Change in Control of the Company other than any such alteration primarily attributable to the fact that the Company's securities are no longer publicly traded;

          (ii) a reduction by the Company in the Executive's Cash
Compensation (as defined in Section 1 (a) above) as in effect on the date of a Change in Control of the Company or as in effect thereafter if such Cash Compensation has been increased during the term of this Agreement;

          (iii) any failure by the Company to continue in effect without substantial change any compensation, incentive, welfare or benefit plan or arrangement, as well as any plan or arrangement whereby the Executive may acquire securities of the Company, in which the Executive is participating at the time of a Change in Control of the Company (or any other plans providing the Executive with substantially similar benefits) (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect the Executive's participation in or materially reduce the Executive's benefits under any such Benefit Plan or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of a Change in Control of the Company' unless an equitable substitute arrangement (embodied in an ongoing substitute or alternative Benefit Plan) has been made for the benefit of the Executive with respect to the Benefit Plan in question. For purposes of the foregoing, Benefit Plans shall include, but not be limited to, the 1983 Stock incentive Plan, the 1991 Stock Incentive Plan, the Company's Retirement Plan, the Company's Bonus Plan, the Corporate Supplementary Medical Plan, or any other plan or arrangement to receive and exercise stock options or stock appreciation rights, supplemental pension plan, insured medical reimbursement plan, automobile benefits, executive financial planning, group life insurance plan, personal catastrophe liability insurance, medical, dental, accident and disability plans;

          (iv) relocation to any place more than 100 miles from the office regularly occupied by the Executive, except for required travel by the Executive on the Company's business to an extent substantially consistent with the Executive's business travel obligations at the time of a Change in Control;

          (v) any material breach by the Company of any provision of this Agreement;

          (vi) any failure by the Company to obtain the assumption of this Agreement by any successor or assign of the Company; or

          (vii) any purported termination of the Executive's employment by the Company which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 2(c) below, and for purposes of this Agreement, no such purported termination shall be effective.

     2.   Termination Following Change in Control.

       (a) Termination of Employment. If a Change in Control of the Company as defined in Section 1(c) shall have occurred while the Executive is still an employee of the Company, the Executive shall be entitled to the compensation provided in Section 3 upon the subsequent termination of the Executive's employment with the Company by the Company or by the Executive, unless such termination is a result of (i) the Executive's death; (ii) the Executive's Disability (as defined in Section 2(b) below);
(iii) the Executive's retirement in accordance with the Company's retirement policies in effect prior to any Change in Control; (iv) the Executive's termination by the Company for Cause (as defined in Section 1(b) above); or (v) the Executive's decision to terminate his employment with the Company other than for Good Reason (as defined in Section 1(d) above). No compensation shall be payable and no rights shall vest in the Executive under this Agreement except as specifically set forth in this
Section 2(a).

       (b) Disability. If, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from his duties with the Company on a full-time basis for six (6) months and within thirty (30) days after written notice of termination is thereafter given by the Company the Executive shall not have returned to the full-time performance of the Executive's duties, the Company may terminate this Agreement for "Disability."

       (c) Notice of Termination. Any purported termination of the Executive's employment by the Company or the Executive hereunder shall be communicated by a Notice of Termination to the other party as set forth herein. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate those specific termination provisions in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

       (d) Date of Termination. "Date of Termination" shall mean (i) if this Agreement is terminated by the Company for Disability, thirty (30) days after Notice of Termination is given to the Executive (provided that the Executive shall not have returned to the performance of the Executive's duties on a full-time basis during such thirty (30) day period), (ii) if the Executive's employment is terminated by the Company for any other reason, the date on which a Notice of Termination is given, provided that if within thirty (30) days after any Notice of Termination is given the Executive by the Company, the Executive notifies the Company that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected), or (iii) if the Agreement is terminated by the Executive, the date on which the Executive delivers Notice of Termination to the Company.

     3. Severance Compensation upon Termination of Employment. If the Executive's employment with the Company shall be terminated as provided in
Section 2(a), then the Company shall:

       (i) subject to Sections 4 and 5, pay to the Executive as severance pay in a lump sum, in cash, or the fifth day following the Date of Termination, an amount equal to 2.99 times (the "multiple") the Execu tive's Cash Compensation (the "Executive's Severance Cash Benefit").

       (ii) arrange to provide the Executive for two years (or such shorter period as Executive may elect) with disability, life, accident and health insurance substantially similar to those insurance benefits which Executive is receiving immediately prior to the Notice of Termination (including coverage for dependents at the same per person cost as the Executive is then paying). Benefits otherwise receivable by Executive pursuant to this Section 3(ii) shall be reduced to the extent comparable benefits are actually received by the Executive during such two (2) year period following his termination (or such shorter period elected by the Executive), and any such benefits actually received by Executive shall be reported by him to the Company.

Notwithstanding the forgoing, in the event that the Executive does not have three (3) full years remaining until such Executive's mandatory retirement date under the Company's retirement policies, for the purposes of subsection 3(i), the multiple shall be reduced to the number of years and/or partial years (measured by months) remaining until said Executive's retirement. In the event that the Executive does not have two
(2) full years remaining until such Executive's mandatory retirement date under the Company's retirement policies, for the purposes of subsection 3(ii), the two (2) year period shall be reduced to the number of years and/or partial years remaining until said Executive's retirement. For example, if an Executive terminated his employment for Good Reason one year and six months before mandatory retirement, the two (2) year period would be reduced from 2 to 1.5 and the multiple would be reduced from 2.99 to 1.5. For purposes of this Agreement, the mandatory retirement age of an Executive shall be 65.

     4. Reduction in Benefits for "Parachute Payment." Notwithstanding anything contained in this Agreement to the contrary, in the event that the payments under Section 3 of this Agreement to the Executive, either alone or together with other payments the Executive has a right to receive from the Company, would not be deductible (in whole or in part) by the Company as a result of such payments constituting a "parachute payment" (as defined in Section 280G of the Internal Revenue Code, as amended (the "Code")), such payments shall be reduced to the largest amount as will result in no portion of the payments under Section 3 not being fully deductible by the Company as the result of Section 280G of the Code. The determination of any reduction in the payments under Section 3 pursuant to the foregoing sentence shall be made exclusively by Ernst & Young, or such other firm of independent public accounts as may be serving as the Company's principal auditors immediately prior to the Effective Date (the "Auditors") (whose fees and expenses shall be borne by the Company), and such determination shall be conclusive and binding on the Company and the Executive.

     5. Reduction of Severance Cash Benefit in Certain Other-Circumstances. Notwithstanding anything contained in this Agreement to the contrary, in the event that on the Effective Date the Company's Aggregate Severance Liability (as defined below) exceeds 5% of the Company's Market Capitalization (as defined below), the Executive's Severance Cash Benefit shall be reduced to the product of (a) 5% of the Company's Market Capitalization and (b) a fraction (x) the numerator of which shall be the Executive's Severance Cash Benefit As of the Effective Date (as defined below) and (y) the denominator of which shall be the Company's Aggregate Severance Liability.

     "The Company's Aggregate Severance Liability," as used herein, shall mean an amount (determined by the Auditors) equal to the aggregate of the Severance Cash Benefits payable to all employees of the Company party to written Severance Benefit Agreements on the Effective Date, calculated as of the Effective Date instead of as of the Dates of Termination of such employees and in each case reduced by the applicable "parachute payment" reduction, if any, described in Section 4 hereof. "The Company's Market

Capitalization," as used herein, shall mean the sum of: (i) the product of (a) the total number of shares of common stock of the Company (the "Common Stock") outstanding as of the Effective Date and (b) the last reported sale price on the New York Stock Exchange of one share of Common Stock on the Effective Date; plus (ii) the product of (a) the total number of shares of preferred stock of the Company (the "Preferred Stock") outstanding on the Effective Date and (b) the liquidation value of one share of Preferred Stock; plus (iii) the aggregate amount of outstanding indebtedness for borrowed money of the Company on the Effective Date; plus
(iv) the aggregate amount of short and long-term liabilities of the discontinued operations of the Company as reflected on the Company's most recently prepared quarterly balance sheet. "The Executive's Severance Cash Benefit as of the Effective Date," as used herein, shall mean an amount (determined by the Auditors) equal to the Executive's Severance Cash Benefit calculated as of the Effective Date rather than as of the Date of Termination, which calculation shall include the "parachute payment" reduction, if any, which would be made pursuant to Section 4 hereof. The determination of any reduction in the Executive's Severance Cash Benefits pursuant to this Section 5 shall be made exclusively by the Auditors (whose fees and expenses shall be borne by the Company), and such determination shall be conclusive and binding on the Company and the Executive.

     6. Mitigation of Damages. The Executive shall not be required to mitigate damages or the amount of any payment provided for under this Agreement by seeking other employment or otherwise, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by the Executive as a result of employment by another employer or by retirement benefit after the Date of Termination, or otherwise, except to the extent provided in Section 3 above.
     7. Effect of Agreement on Other Contractual Rights. The provisions of this Agreement, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Executive's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, employment agreement or other contract, plan or arrangement.

     8.   Term.

       (a) This Agreement shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the earliest of (i) two years from the date hereof if a Change in Control has not occurred within such two-year period; (ii) upon the termination of the Executive's employment with the Company based on death, retirement, Disability (as defined in Section 2(b)) or Cause (as defined in Section 1(b)) or by the Executive other than for Good Reason (as defined in Section 1(e)); or (iii) three years from the Effective Date of a Change in Control which was not approved by the Board of Directors or two years from the Effective Date of a Change of Control which was approved by the Board of Directors.

          (b) Nothing in this Agreement shall confer upon the Executive any right to continue in the employ of the Company prior to a Change in Control in the Company or shall interfere with or restrict in any way the rights of the Company, which are hereby expressly reserved, to discharge the Executive at any time prior to the Effective Date of a Change in Control of the Company for any reason whatsoever, with or without cause.

     9.   Successor to the Company.

       (a) The Company will require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company,- expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such successor shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled hereunder if such succession had not occurred, except that for purposes of implementing the foregoing, the date of which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement,

"Company" shall mean the Company as defined above and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 9 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

       (b) Heirs of the Executive. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, dis-tributees, devises and legatees. If the Executive should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee or, if there be no such designee to the Executive's estate.

     10. Arbitration. Any and all disputes, controversies or claims arising under or in connection with this Agreement, including without limitation, fraud in the inducement of this Agreement, or the general validity or enforceability of this Agreement, shall be governed by the laws of the State of California, without giving effect to its conflict of laws provisions and shall be submitted to binding arbitration before one arbitrator of the American Arbitration Association conducted in Los Angeles County under the laws of the State of California. All fees and expenses of any arbitration, including the Executive's reasonable legal fees and costs, are to be advanced by the Company. The award of the arbitrator is to be final and enforceable in the courts of California. All costs of enforcement are to be borne by the Company.

     11. Notice. For purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, as follows: if to the Company - International Technology Corporation, 23456 Hawthorne Boulevard, Torrance, California 90505, Attention: Secretary; and if to the Executive at the address specified at the end of the Agreement. Notice may also be given at such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     12. Miscellaneous. No provisions of this Agreement may be amended, modified, waived or discharged unless such amendment, modification, waiver, or discharge is agreed to in writing signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, expressed or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this agreement.

     13. Validity. The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     14. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     15. Gender. In this Agreement (unless the contract requires otherwise), use of any masculine term shall include the feminine.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                             INTERNATIONAL TECHNOLOGY CORPORATION

                             By: ______________________________________

                             Name: Robert B. Sheh
                                   ------------------------------------

                             Title: President & CEO
                                    -----------------------------------


                             EXECUTIVE:

                              _________________________________________
                             (Signature)


                             ------------------------------------------
                             (Name)

                             23456 Hawthorne Boulevard
                             ------------------------------------------

                             Torrance, California 90505
                             ------------------------------------------
                             (Address for Notice)

                                                      Exhibit 10(iii)13
                                                      -----------------
EXECUTIVE STOCK PURCHASE INTEREST                            1/96
REIMBURSEMENT PLAN
- ----------------------------------------------------------------------


             APPROVED BY COMPENSATION COMMITTEE OF
            THE BOARD OF DIRECTORS SEPTEMBER 6, 1995


PURPOSE

To reimburse executives for the interest expense actually incurred in connection with borrowing funds to purchase Company stock on the open market which will increase the executive's equity ownership in the Company in line with the Company's Executive Stock Ownership Guidelines.

ELIGIBILITY

Participation is limited to executives at the level of Senior Vice Presidents and above.

REIMBURSEMENTS

Request for reimbursements, which may be submitted at any time, will be limited to $15,000 per year based on the submission of suitable documenta-tion that confirms this expense has been incurred for the purpose stated above.

LIMITATIONS

Reimbursements, authorized under this Plan, will only be approved during the five year period following the date this Plan is approved.

Participants will not be reimbursed for interest expenses, or tax liabilities, incurred in connection with exercising stock option grants or lapse of restrictions on restricted stock.

TAXATION

Each reimbursement will be reported as taxable income, subject to tax withholding as applicable. Participants will be responsible for all tax liabilities related to this reimbursement, to the extent that this expense cannot be treated as an authorized deduction.

                                                      Exhibit No. 10(iii)14
                                                      --------------------
                         IT CORPORATION
                   DEFERRED COMPENSATION PLAN
                    Effective January 1, 1996

                        TABLE OF CONTENTS


ARTICLE 1
     Definitions. . . . . . . . . . . . . . . . . . . . . . 1

ARTICLE 2
     Selection, Enrollment, Eligibility . . . . . . . . . . . 6
     2.1     Selection by Committee . . . . . . . . . . . . . 6
     2.2     Enrollment Requirements. . . . . . . . . . . . . 6
     2.3     Eligibility; Commencement of Participation . . . 6

ARTICLE 3
      Deferral Commitments/Interest Crediting . . . . . . . . 7
      3.1    Minimum Deferral . . . . . . . . . . . . . . . . 7
      3.2    Maximum Deferral . . . . . . . . . . . . . . . . 7
      3.3    Election to Defer; Effect of Election Form . . . 7
      3.4    Withholding of Deferral Amounts  . . . . . . . . 7
      3.5    Interest Crediting Prior to Distribution . . . . 7
      3.6    Interest Crediting for Installment
             Distributions. . . . . . . . . . . . . . . . . . 8
      3.7    FICA Taxes . . . . . . . . . . . . . . . . . . . 8
      3.8    Vesting. . . . . . . . . . . . . . . . . . . . . 8
      3.9    Disability Waiver. . . . . . . . . . . . . . . . 8
      3.10   Statement. . . . . . . . . . . . . . . . . . . . 9

ARTICLE 4
      Short-Term Payout; Unforeseeable Financial Emergencies;
      Withdrawal Election . . . . . . . . . . . . . . . . . .10
      4.1    Short-Term Payout. . . . . . . . . . . . . . . .10
      4.2    Withdrawal Payout/Suspensions for
             Unforeseeable Fin. Emergencies . . . . . . . . .10
      4.3    Withdrawal Election. . . . . . . . . . . . . . .10

ARTICLE 5
      Retirement and Termination Benefits . . . . . . . . . .11
      5.1    Retirement Benefit . . . . . . . . . . . . . . .11
      5.2    Termination Benefit. . . . . . . . . . . . . . .11
      5.3    Death Prior to Completion of Benefits. . . . . .11
      5.4    Disability . . . . . . . . . . . . . . . . . . .11

ARTICLE 6
      Pre-Termination Survivor Benefit. . . . . . . . . . . .13
      6.1    Pre-Termination Survivor Benefit . . . . . . . .13
      6.2    Payment of Pre-Termination Survivor Benefits . .13

ARTICLE 7
      Beneficiary Designation . . . . . . . . . . . . . . . .14
      7.1     Beneficiary . . . . . . . . . . . . . . . . . .14
      7.2     Beneficiary Designation; Change; Spousal
              Consent . . . . . . . . . . . . . . . . . . . .14
      7.3     Acknowledgment. . . . . . . . . . . . . . . . .14
      7.4     No Beneficiary Designation. . . . . . . . . . .14
      7.5     Doubt as to Beneficiary . . . . . . . . . . . .14
      7.6     Discharge of Obligations. . . . . . . . . . . .14

ARTICLE 8
      Leave of Absence. . . . . . . . . . . . . . . . . . . .16
      8.1     Paid Leave of Absence . . . . . . . . . . . . .16
      8.2     Unpaid Leave of Absence . . . . . . . . . . . .16

ARTICLE 9
      Termination, Amendment or Modification. . . . . . . . .17
      9.1     Termination . . . . . . . . . . . . . . . . . .17
      9.2     Amendment . . . . . . . . . . . . . . . . . . .17
      9.3     Effect of Payment . . . . . . . . . . . . . . .17

ARTICLE 10
      Administration. . . . . . . . . . . . . . . . . . . . .18
      10.1    Committee Duties. . . . . . . . . . . . . . . .18
      10.2    Agents. . . . . . . . . . . . . . . . . . . . .18
      10.3    Binding Effect of Decisions . . . . . . . . . .18
      10.4    Indemnity of Committee. . . . . . . . . . . . .18
      10.5    Employer Information. . . . . . . . . . . . . .18

ARTICLE 11
      Claims Procedures . . . . . . . . . . . . . . . . . . .19
      11.1    Presentation of Claim . . . . . . . . . . . . .19
      11.2    Notification of Decision. . . . . . . . . . . .19
      11.3    Review of a Denied Claim. . . . . . . . . . . .19
      11.4    Decision on Review. . . . . . . . . . . . . . .20
      11.5    Legal Action. . . . . . . . . . . . . . . . . .20

ARTICLE 12
      Trust . . . . . . . . . . . . . . . . . . . . . . . . .21
      12.1    Establishment of Trust. . . . . . . . . . . . .21
      12.2    Interrelationship of the Plan and the Trust . .21

ARTICLE 13
      Miscellaneous . . . . . . . . . . . . . . . . . . . . .22
      13.1    Unsecured General Creditor. . . . . . . . . . .22
      13.2    Employer's Liability  . . . . . . . . . . . . .22
      13.3    Nonassignability  . . . . . . . . . . . . . . .22
      13.4    Coordination with Other Benefits. . . . . . . .22
      13.5    Not a Contract of Employment. . . . . . . . . .22
      13.6    Furnishing Information. . . . . . . . . . . . .23
      13.7    Terms . . . . . . . . . . . . . . . . . . . . .23
      13.8    Captions. . . . . . . . . . . . . . . . . . . .23
      13.9    Governing Law . . . . . . . . . . . . . . . . .23
      13.10   Notice. . . . . . . . . . . . . . . . . . . . .23
      13.11   Successors. . . . . . . . . . . . . . . . . . .23
      13.12   Spouse's Interest . . . . . . . . . . . . . . .23
      13.13   Validity. . . . . . . . . . . . . . . . . . . .24
      13.14   Incompetent . . . . . . . . . . . . . . . . . .24
      13.15   Distribution in the Event of Taxation . . . . .24
      13.16   Legal Fees to Enforce Rights After Change
              in Control. . . . . . . . . . . . . . . . . . .24
      13.17   Counterparts. . . . . . . . . . . . . . . . . .25

EXECUTIVE/DIRECTORS DEFERRED                                10/95
COMPENSATION PLAN
===============================================
==================


                     THE FOLLOWING PLAN WAS
           APPROVED BY THE COMPENSATION COMMITTEE OF
              THE BOARD OF DIRECTORS JULY 6, 1995



                         IT CORPORATION
                    Deferred Compensation Plan
                    Effective January 1, 1996

                             Purpose
          The purpose of this Plan is to provide specified benefits to non-employee directors and a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of IT CORPORATION, a Delaware corporation, and its affiliates. The Plan constitutes an unfunded plan that is not qualified under Code Section 401(a).

                            ARTICLE 1

                           Definitions
                           -----------

          For purposes hereof, unless otherwise clearly apparent from the context, the following phrases or terms shall have the following indicated meanings:

1.1 "Account Balance" shall mean, with respect to a Participant, the sum of (i) the Participant's Deferral Amount plus (ii) interest thereon credited in accordance with the applicable interest crediting provisions of the Plan, net of all distributions from such account. This account shall be a bookkeeping entry only and shall be utilized solely as a device for the measurement and determination of the amounts to be paid to or in respect of a Participant pursuant to the Plan.

1.2 "Annual Bonus" shall mean any compensation, in addition to Base Annual Salary, paid annually during a Plan Year, either in cash or stock, to a Participant as an employee under any Employer's annual bonus and incentive plans without regard to Code Section 401(a)(17).

1.3 "Annual Deferral Amount" shall mean that portion of a Participant's Base Annual Salary and Annual Bonus that a Participant elects to have and is deferred, in accordance with Article 3, for any one Plan Year without regard to Code Section 401(a)(17).

1.4 "Base Annual Salary" shall mean the annual compensation and commis-sions (but excluding bonuses, overtime, incentive payments, non-monetary awards, directors fees, and other fees) paid to a Participant for services rendered to any Employer, before reduction for compensation deferred pursuant to all qualified, non-qualified and Code Section 125 plans of any Employer. Notwithstanding the foregoing, in the case of non-employee directors, "Base Annual Salary" shall mean directors fees.

1.5 "Beneficiary" shall mean one or more persons, trusts, estates or other entities, designated in accordance with Article 7, that are entitled to receive benefits under the Plan upon the death of a Participant.

1.6 "Beneficiary Designation Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee to designate one or more Beneficiaries.

1.7  "Board" shall mean the board of directors of the Company.

1.8 "Change in Control" shall mean with respect to an Employer the first to occur of any of the following events:

     (a) Any "person" (as that term is used in Section 13 and 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange Act")), after the date hereof becomes the beneficial owner (as that term is used in Section
13(d) of the Exchange Act), directly or indirectly, of 50% or more of the Employer's capital stock entitled to vote in the election of directors;

     (b) During any period of two consecutive years, individuals who at the beginning of such period constitute the board of directors of the Employer cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Employer's shareholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period;

     (c) Any consolidation or merger of the Employer, other than a consolidation or merger of the Employer in which the holders of the common stock of the Employer immediately prior to the consolidation or merger hold more than 50% of the common stock of the surviving corporation immediately after the consolidation or merger;

     (d) The shareholders of the Employer approve any plan or proposal for the liquidation or dissolution of the Employer; or

     (e) Substantially all of the assets of the Employer are sold or otherwise transferred to parties that are not within a "controlled group of corporations" (as defined in Section 1563 of the Code) in which the Employer is a member.

1.9  "Claimant" shall have the meaning set forth in Section 11.1.

1.10 "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.11 "Committee" shall mean the administrative committee appointed to manage and administer the Plan in accordance with its provisions pursuant to Article 10.

1.12 "Company" shall mean IT Corporation, a Delaware corporation.

1.13 "Crediting Rate" shall mean, for a particular Plan Year, an interest rate determined by the compensation committee of the Board, in its sole and absolute discretion.

1.14 "Deferral Amount" shall mean the sum of all of a Participant's Annual Deferral Amounts.
1.15 "Disability" shall mean a period of disability during which a Participant qualifies for benefits under the Participant's Employer's long-term disability plan (or would qualify if he were a participant in such a plan).

1.16 "Election Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee to make an election under the Plan.

1.17 "Employer" shall mean the Company or any affiliate authorized by the Board to participate in the Plan.

1.18 "Participant" shall mean any employee or non-employee director of an Employer (I) who is selected to participate in the Plan, (ii) who elects to participate in the Plan, (iii) who signs a Plan Agreement, an Election Form and a Beneficiary Designation Form, (iv) whose signed Plan Agreement,

Election Form and Beneficiary Designation Form are accepted by the Committee, (v) who commences participation in the Plan, and (vi) whose Plan Agreement has not terminated.

1.19 "Plan" shall mean the IT Corporation Deferred Compensation Plan, which shall be evidenced by this instrument, as it may be constituted from time to time.

1.20 "Plan Agreement" shall mean a written agreement, as may be amended from time to time, which is entered into by and between one or more Employers and a Participant. Each Plan Agreement executed by a Participant shall provide for the entire benefit to which such Participant is entitled under the Plan, and shall specify the Employer or Employers liable for the Participant's benefits hereunder and the magnitude or extent of such liability. The Plan Agreement bearing the latest date of acceptance by the Committee shall govern such entitlement and each Employer's liability. Upon the complete payment of a Participant's Account Balance, each individual's Plan Agreement and his or her status as a Participant shall terminate.

1.21 "Plan Year" shall, for the first Plan Year, begin on January 1, 1996 and end on December 31, 1996. For each Plan Year thereafter, the Plan Year shall begin on January 1 of each year and continue through December 31.

1.22 "Pre-Retirement Survivor Benefit" shall mean the benefit set forth in
Article 6.

1.23 "Retirement," "Retire," "Retires," or "Retired" shall mean (a) in the case of a Participant that is an employee, severance from employment with all Employers for any reason other than a leave of absence on or after the attainment of (I) the date on which the sum of a Participant's age and Years of Service is equal to seventy (70), or (ii) age sixty-five (65), whichever is earlier; and (b) in the case of a Participant that is a non-employee director, severance from service with all Employers for any reason other than a leave of absence on or after the attainment of (I) age 70 with at least five Years of Service, or (ii) ten Years of Service (in which case the Participant shall be deemed to Retire at age 65, or, if later, his or her actual age at Retirement. If a Participant has been both an employee and a nonemployee director, his or her Retirement shall occur at the later of whichever of clauses (a) or (b) applies.

1.24 "Retirement Benefit" shall mean the benefit set forth in Article 5.

1.25 "Short-Term Payout" shall mean the payout set forth in Section 4.1.

1.26 "Termination Benefit" shall mean the benefit set forth in Article 5.

1.27 "Termination of Employment" shall mean the ceasing of employment or service with all Employers, voluntarily or involuntarily, for any reason other than Retirement, death or an authorized leave of absence.

1.28 "Trust" shall mean the one or more trusts established pursuant to that certain trust agreement between the Employers and the trustee named therein, as amended from time to time.

1.29 "Unforeseeable Financial Emergency" shall mean an unanticipated emergency that is caused by an event beyond the control of the Participant that would result in severe financial hardship to the Participant resulting from (i) a sudden and unexpected illness or accident of the Participant or a dependent of the Participant, (ii) a loss of the Participant's property due to casualty, or (iii) such other extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant, all as determined in the sole and absolute discretion of the Committee.

1.30 "Years of Service" shall mean, with respect to a Participant, the total number of such years recognized and taken into account under the IT Corporation Retirement Plan, except that in the case of non-employee directors, "Years of Service" shall mean the total number of years and portions thereof served as a non-employee director.

                            ARTICLE 2

                Selection, Enrollment, Eligibility
                ----------------------------------

2.1 Selection by Committee. Participation in the Plan shall be limited to non-employee directors and to employees of an Employer who are part of a select group of management or highly compensated employees. Generally, in the case of employees, such group shall be limited to employees eligible to participate in the Company's bonus incentive plan and with a Base Annual Salary of at least $100,000. From the foregoing, the Committee shall select, in its sole and absolute discretion, employees to participate in the Plan.

2.2 Enrollment Requirements. As a condition to participation, each selected person shall complete, execute and return to the Committee within 30 days of selection a Plan Agreement, an Election Form and a Beneficiary Designation Form. In addition, the Committee shall establish from time to time such other enrollment requirements as it determines in its sole and absolute discretion are necessary.

2.3 Eligibility; Commencement of Participation. Provided a person selected to participate herein has met all enrollment requirements set forth herein and required by the Committee, including returning all required documents to the Committee within 30 days of selection, that person shall commence participation in the Plan upon the timely completion of those requirements and the Committee's acceptance of all submitted documents. If a person fails to meet all such requirements within the required 30 day period, he or she shall not be eligible to participate in the Plan until the first day of the Plan Year following the delivery to and acceptance by the Committee of the required documents.

                            ARTICLE 3

             Deferral Commitments/Interest Crediting
             ---------------------------------------

3.1  Minimum Deferral.

     (a) Minimum. For each Plan Year, a Participant may elect to defer Base Annual Salary and/or Annual Bonus paid during such Plan Year in the minimum amount of $2,000 in the aggregate. If no election is made, the amount deferred shall be zero.

     (b) Short Plan Year. If a Participant first becomes a Participant after the first day of a Plan Year, or, in the case of the first Plan Year of the Plan itself, the minimum deferral shall be an amount equal to the minimum set forth above, multiplied by a fraction, the numerator of which is the number of complete months remaining in the Plan Year and the denominator of which is 12.

3.2 Maximum Deferral. For each Plan Year, a Participant may elect to defer Base Annual Salary and/or Annual Bonus up to 100% of his or her Base Annual Salary and Annual Bonus.

3.3 Election to Defer; Effect of Election Form. In connection with a Participant's commencement of participation in the Plan, the Participant shall make a deferral election by delivering to the Committee a completed and signed Election Form, which election and form must be accepted by the Committee for a valid election to exist. For each succeeding Plan Year, a new Election Form must be delivered to the Committee, in accordance with its rules and procedures, before the end of the Plan Year preceding the Plan Year for which the election is made. If no Election Form is timely delivered for a Plan Year, no Annual Deferral Amount shall be withheld for that Plan Year.

3.4 Withholding of Deferral Amounts. For each Plan Year, the Base Annual Salary portion of the Annual Deferral Amount shall be withheld each payroll period in equal amounts from the Participant's Base Annual Salary. The Annual Bonus portion of the Annual Deferral Amount shall be withheld at the time the Annual Bonus is or otherwise would be paid to the Participant.

3.5 Interest Crediting Prior to Distribution. Prior to any distributions of benefits under Articles 4, 5, or 6, interest at the Crediting Rate shall be credited and compounded annually on a Participant's Account Balance as of the date the portion of the Annual Deferral Amount was actually withheld from the compensation the Participant would otherwise receive. In the event of Retirement, death or a Termination of Employment prior to the end of a Plan Year, the basis for that year's interest crediting will be a fraction of the full year's interest, based on the number of full months that the Participant was employed with the Employer during the Plan Year prior to the occurrence of such event. If a distribution is made under this Plan, for purposes of crediting interest, the Account Balance shall be reduced as of the first day of the month in which the distribution is made. a Participant shall receive credit for a full month of interest if he or she was a Participant for at least 15 days of a particular month.

3.6 Interest Crediting for Installment Distributions. In the event a benefit is paid in installments under Articles 5 or 6 interest shall be credited and compounded on the undistributed portion of the Participant's Account Balance commencing on the first day of the month in which the Participant terminates employment, using a fixed interest rate that is determined by averaging the Crediting Rates for the Plan Year in which installment payments commence and the four (4) preceding Plan Years. If a participant has completed fewer than five (5) full years of Plan participation years, this average shall be determined using the Crediting Rates for the Plan Years during which the Participant participated in the Plan.

3.7 FICA Taxes. For each Plan Year, the Participant's Employer(s) shall ratably withhold from that portion of the Participant's Base Annual Salary and/or Annual Bonus that is not being deferred, the Participant's share, if any, of FICA taxes on deferred amounts (or earnings thereon). If necessary, the Committee shall reduce the Annual Deferral Amount in order to comply with this Section.

3.8 Vesting. a Participant shall have at all times a fully vested and nonforfeitable interest in his or her Account Balance.

3.9  Disability Waiver.

     (a) Waiver of Deferral; Credit for Plan Year of Disability. a Participant who is determined by the Committee to be suffering from a Disability shall be excused from fulfilling that portion of the Annual Deferral Amount commitment that would otherwise have been withheld from a Participant's Base Annual Salary and/or Annual Bonus for the Plan Year during which the Participant first suffers a Disability. During the period of Disability, the Participant shall not be allowed to make any additional deferral elections.

     (b) Return to Work. If a Participant returns to employment or service with an Employer after a Disability ceases, the Participant may elect to defer an Annual Deferral Amount for the Plan Year following his or her return to employment and for every Plan Year thereafter while a Participant in the Plan; provided such deferral elections are otherwise allowed and an Election Form is delivered to and accepted by the Committee for each such election in accordance with Section 3.3 above.

3.10 Statement. Each Employer shall provide no less frequently than annually to each Participant a statement of the Participant's total Account Balance including earnings credited thereto.

                            ARTICLE 4
     Short-Term Payout; Unforeseeable Financial Emergencies;
     -------------------------------------------------------
                       Withdrawal Election
                       -------------------

4.1 Short-Term Payout. In connection with each election to defer an Annual Deferral Amount, a Participant may elect to receive a future "Short-Term Payout" from the Plan with respect to that Annual Deferral Amount. The Short-Term Payout shall be a lump sum payment in an amount that is equal to the Annual Deferral Amount plus interest credited at the Crediting Rate on that amount. Subject to the other terms and conditions of this Plan, each Short-Term payout elected shall be paid within 60 days of the first day of the Plan Year that is 5 or more years after the first day of the Plan Year in which the Annual Deferral Amount is actually deferred.

4.2 Withdrawal Payout/Suspensions for Unforeseeable Financial Emergencies. If the Participant experiences an Unforeseeable Financial Emergency, the Participant may petition the Committee to (i) suspend any deferrals required to be made by a Participant and/or (ii) receive a partial or full payout from the Plan. The payout shall not exceed the lesser of the Participant's Account Balance, calculated as if such Participant were receiving a Termination Benefit, or the amount reasonably needed to satisfy the Unforeseeable Financial Emergency. If, subject to the sole and absolute discretion of the Committee, the petition for a suspension and/or payout is approved, suspension shall take effect upon the date of approval and any payout shall be made within 60 days of the date of approval.
4.3 Withdrawal Election. a Participant may elect, at any time, to withdraw all of his or her Account Balance, calculated as if such Participant were receiving a Termination Benefit, less a withdrawal penalty (the net amount shall be referred to as the "Withdrawal Amount"). No partial withdrawals of that balance shall be allowed. The Participant shall make this election by giving the Committee advance written notice of the election in a form determined from time to time by the Committee. The withdrawal penalty shall be equal to 15% of the Participant's Account Balance determined immediately prior to the date of his or her election. Once the Withdrawal Amount is paid, the Participant's participation in the Plan shall terminate and the Participant shall not be eligible to participate in the Plan in the future.

                            ARTICLE 5

               Retirement and Termination Benefits
               -----------------------------------

5.1 Retirement Benefit. a Participant who Retires shall receive, as a Retirement Benefit, his or her Account Balance. a Participant, in connection with his or her commencement of participation in the Plan, shall elect on his or her initial Election Form to receive the Retirement Benefit in a lump sum or in equal monthly payments over a period of 60, 120, or 180 months. The lump sum payment shall be made, or installment payments shall commence, on the date at or after his or her Retirement specified on the Election Form. The Participant may change these elections to an allowable alternative payout format by submitting a new Election Form to the Committee, provided that any such new Election Form is submitted at least 3 years prior to the Participant's Retirement. The Election Form most recently accepted by the Committee shall govern the payout of the Retirement Benefit.

5.2 Termination Benefit. If a Participant experiences a Termination of Employment prior to his or her Retirement, the Participant shall receive a Termination Benefit, which shall be equal to the vested portion of the Participant's Account Balance. Such Benefit shall be payable in either a lump sum or in equal monthly payments over a period of 60, 120, or 180 months, as selected by the Participant, in connection with his or her commencement of participation in the Plan, on the initial Election Form. The lump sum payment shall be made, or installment payments shall commence, on the date at or after his or her Termination of Employment specified on the Election Form. The Participant may change these elections to an allowable alternative payout format by submitting a new Election Form to the Committee, provided that any such new Election Form is submitted at least 3 years prior to the Participant's Termination of Employment. The Election Form most recently accepted by the Committee shall govern the payout of the Termination Benefit.

5.3 Death Prior to Completion of Benefits. If a Participant dies after Retirement or Termination of Employment but before the applicable benefit is paid in full, the Participant's unpaid benefits shall continue and shall be paid to the Participant's Beneficiary (a) over the remaining number of months and in the same amounts as that benefit would have been paid to the Participant had the Participant survived, or (b) in a lump sum, if requested by the beneficiary and allowed at the sole and absolute discretion of the Committee. The lump sum payment will be the Partici-pant's Account Balance at the time of his or her death.

5.4 Disability. a Participant suffering a Disability shall continue to be considered employed or in service and shall be eligible for the benefits provided for in Articles 4, 5, and 6 in accordance with the provisions of those Articles, unless the Committee determines during such Disability, in its sole and absolute discretion, that the Participant shall, for purposes of the Plan, be deemed to have experienced a Termination of Employment.

                            ARTICLE 6

                 Pre-Termination Survivor Benefit
                 --------------------------------

6.1 Pre-Termination Survivor Benefit. If a Participant dies before he or she Retires or has a Termination of Employment, the Participant's-Beneficiary shall receive a Pre-Termination Survivor Benefit equal to the Participant's Account Balance.

6.2 Payment of Pre-Termination Survivor Benefits. The Pre-Termination Survivor Benefit shall be paid in the payment period previously elected by the Participant for the payment of the Termination Benefit, or, if the Participant was eligible to Retire at the time of his or her death, the Retirement Benefit. However, the Pre-Termination Survivor Benefit payment may be made as a lump sum at the request of the Beneficiary and with the consent of the Committee, in its sole and absolute discretion. The first (or only payment, if made in lump sum) shall be made within 60 days of the Committee's receiving proof of the Participant's death.

                            ARTICLE 7

                     Beneficiary Designation
                     -----------------------

7.1 Beneficiary. Each Participant shall have the right, at any time, to designate his or her Beneficiary (both primary as well as contingent) to receive any benefits payable under the Plan to a Beneficiary upon the death of a Participant. The Beneficiary designated under this Plan may be the same as or different from the beneficiary designation under any other plan of an Employer in which the Participant participates.

7.2 Beneficiary Designation; Change; Spousal Consent. a Participant shall designate his or her Beneficiary by completing and signing the Beneficiary Designation Form, and returning it to the Committee or its designated agent. a Participant shall have the right to change a Beneficiary by completing, signing and otherwise complying with the terms of the Beneficiary Designation Form and the Committee's rules and procedures, as in effect from time to time. Where required by law or by the Committee, in its sole and absolute discretion, if the Participant names someone other than his or her spouse as a Beneficiary, a spousal consent, in the form designated by the Committee, must be signed by that Participant's spouse and returned to the Committee. Upon the acceptance by the Committee of a new Beneficiary Designation Form, all Beneficiary designations previously filed shall be canceled. The Committee shall be entitled to rely on the last Beneficiary Designation Form filed by the Participant and accepted by the Committee prior to his or her death.
7.3 Acknowledgment. No designation or change in designation of a Beneficiary shall be effective until received, accepted and acknowledged in writing by the Committee or its designated agent.

7.4 No Beneficiary Designation. If a Participant fails to designate a Beneficiary as provided in Sections 7.1, 7.2 and 7.3 above, or, if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be his or her surviving spouse. If the Participant has no surviving spouse, the benefits remaining under the Plan shall be paid to the Participant's estate.

7.5 Doubt as to Beneficiary. If the Committee has any doubt as to the proper Beneficiary to receive payments pursuant to this Plan, the Committee shall have the right, exercisable in its sole and absolute discretion, to cause the Participant's Employer to withhold such payments until this matter is resolved to the Committee's satisfaction.

7.6 Discharge of Obligations. The payment of benefits under the Plan to a Beneficiary shall fully and completely discharge all Employers and the

Committee from all further obligations under this Plan with respect to the Participant, and that Participant's Plan Agreement shall terminate upon such full payment of benefits.

                            ARTICLE 8

                         Leave of Absence
                         ----------------

8.1 Paid Leave of Absence. If a Participant is authorized by the Participant's Employer for any reason to take a paid leave of absence from the employment or service of the Employer, the Participant shall continue to be considered actively employed by, or in the service of, the Employer and the Annual Deferral Amount shall continue to be withheld during such paid leave of absence in accordance with Section 3.3.

8.2 Unpaid Leave of Absence. If a Participant is authorized by the Participant's Employer for any reason to take an unpaid leave of absence from the employment or service of the Employer, the Participant shall be excused from making deferrals until the earlier of the date the leave of absence expires or the date the Participant returns to paid employment status. Upon such expiration or return, deferrals shall resume for the remaining portion of the Plan Year in which the expiration or return occurs, based on the deferral election, if any, made for that Plan Year. If no election was made for that Plan Year, no deferral shall be withheld.

                            ARTICLE 9

              Termination, Amendment or Modification
              --------------------------------------

9.1 Termination. Any Employer reserves the right to terminate the Plan at any time with respect to Participants employed by, or in the service of, the Employer. Upon the termination of the Plan, a Participant's Account Balance shall be paid out as though the Participant had experienced a Termination of Employment on the date of Plan termination, or, if Plan termination occurs after the date upon which the Participant was eligible to Retire, the Participant had Retired on the date of Plan termination, or, if Plan termination occurs after the Participant Retired and commenced (but not completed) distribution hereunder, benefits shall continue to the Participant pursuant to the terms hereof without regard to the termination. Prior to a Change in Control, an Employer shall have the right, in its sole and absolute discretion, and notwithstanding any elections made by the Participant, to pay all such benefits in a lump sum.

9.2 Amendment. Any Employer may, at any time, amend or modify the Plan in whole or in part with respect to that Employer; provided, however, that no amendment or modification shall be effective to decrease a Participant's Account Balance, calculated as though the Participant had experienced a Termination of Employment as of the effective date of the amendment or modification, or, if the amendment or modification occurs after the date upon which the Participant was eligible to Retire, the Participant had Retired as of the effective date of the amendment or modification. In addition, no amendment or modification of the Plan shall affect the right of any Participant or Beneficiary who was eligible to or did Retire on or before the effective date of such amendment or modification to receive benefits in the manner he or she elected.

9.3 Effect of Payment. The full payment of the applicable benefit under Articles 4, 5, 6, or 9 of the Plan shall completely discharge all obliga tions to a Participant under this Plan and the Participant's Plan
Agreement shall terminate.

                            ARTICLE 10

                          Administration
                          --------------

10.1 Committee Duties. This Plan shall be administered by a Committee which shall consist of individuals selected by the President and Chief Executive Officer of the Company. Members of the Committee may be Participants under this Plan. The Committee shall also have the discretion and authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. Any Committee member must recuse himself or herself on any matter of personal interest to such member that comes before the Committee.

10.2 Agents. In the administration of this Plan, the Committee may, from time to time, employ agents and delegate to them such administrative duties as it sees fit and may from time to time consult with counsel who may be counsel to any Employer.

10.3 Binding Effect of Decisions. The decision or action of the Committee with respect to any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

10.4 Indemnity of Committee. All Employers shall indemnify and hold harmless the members of the Committee against any and all claims, losses, damages, expenses or liabilities arising from any action or failure to act with respect to this Plan, except in the case of willful misconduct by the Committee or any of its members.

10.5 Employer Information. To enable the Committee to perform its functions, each Employer shall supply full and timely information to the Committee on all matters relating to the compensation of its Participants, the date and circumstances of the Retirement, Disability, death or Termination of Employment of its Participants, and such other pertinent information as the Committee may reasonably require.

                            ARTICLE 11
                        Claims Procedures
                        -----------------

11.1 Presentation of Claim. Any Participant or Beneficiary of a deceased Participant (such Participant or Beneficiary being referred to below as a "Claimant") may deliver to the Committee a written claim for a determina tion with respect to the amounts distributable to such Claimant from the Plan. If such a claim relates to the contents of a notice received by the Claimant, the claim must be made within 60 days after such notice was received by the Claimant. All other claims must be made within 180 days of the date on which the event that caused the claim to arise occurred. The claim must state with particularity the determination desired by the Claimant.
11.2 Notification of Decision. The Committee shall consider a Claimant's claim within 60 days of the making of the claim, and shall notify the Claimant in writing:

     (a) that the Claimant's requested determination has been made, and that the claim has been allowed in full; or

     (b) that the Committee has reached a conclusion contrary, in whole or in part, to the Claimant's requested determination, and such notice must set forth in a manner calculated to be understood by the Claimant:

          (i) the specific reason(s) for the denial of the claim, or any part of it;

          (ii) specific reference(s) to pertinent provisions of the Plan upon which such denial was based;

          (iii) a description of any additional material or information necessary for the Claimant to perfect the claim, and an explanation of why such material or information is necessary; and

          (iv) an explanation of the claim review procedure set forth in Section 11.3 below.

11.3 Review of a Denied Claim. Within 60 days after receiving a notice from the Committee that a claim has been denied, in whole or in part, a Claimant (or the Claimant's duly authorized representative) may file with the Committee a written request for a review of the denial of the claim. Thereafter, but not later than 30 days after the review procedure begins, the Claimant (or the Claimant's duly authorized representative):

     (a)  may review pertinent documents;

     (b)  may submit written comments or other documents; and/or

     (c) may request a hearing, which the Committee, in its sole discretion, may grant.

11.4 Decision on Review. The Committee shall render its decision on review promptly, and not later than 60 days after the filing of a written request for review of the denial, unless a hearing is held or other special circumstances require additional time, in which case the Committee's decision must be rendered within 120 days after such date. Such decision must be written in a manner calculated to be understood by the Claimant, and it must contain:

     (a)  specific reasons for the decision;

     (b) specific reference(s) to the pertinent Plan provisions upon which the decision was based; and

     (c)  such other matters as the Committee deems relevant.

11.5 Legal Action. a Claimant's compliance with the foregoing provisions of this Article 11 is a mandatory prerequisite to a Claimant's right to commence any legal action with respect to any claim for benefits under this Plan.

                            ARTICLE 12

                              Trust
                              -----

12.1 Establishment of Trust. The Employers shall establish the Trust and shall transfer over to the Trust such assets, if any, as the Committee determines, from time to time and in its sole discretion, are appropriate.

12.2 Interrelationship of the Plan and the Trust. The provisions of the Plan shall govern the rights of a Participant to receive distributions pursuant to the Plan. The provisions of the Trust shall govern the rights of the Participant and the creditors of the Employers to the assets-transferred to the Trust. The Employers shall at all times remain liable to carry out their obligations under the Plan. The Employers' obligations under the Plan may be satisfied with Trust assets distributed pursuant to the terms of the Trust.

                            ARTICLE 13

                          Miscellaneous
                          -------------

13.1 Unsecured General Creditor. Participants and their Beneficiaries, heirs, successors and assigns shall have no legal or equitable right, interest or claim in any property or assets of an Employer. Any and all of an Employer's assets shall be, and remain, the general, unpledged and unrestricted assets of the Employer. An Employer's obligation under the Plan shall be merely that of an unfunded and unsecured promise to pay money in the future.

13.2 Employer's Liability. An Employer's liability for the payment of benefits shall be defined only by the Plan. An Employer shall have no obligation to a Participant under the Plan except as expressly provided in the Plan.

13.3 Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage, or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt, the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

13.4 Coordination with Other Benefits. The benefits provided for a Participant and Participant's Beneficiary under the Plan are in addition to any other benefits available to such Participant under any other plan or program for employees of the Participant's Employer. The Plan shall supplement and shall not supersede, modify or amend any other such plan or program except as may otherwise be expressly provided.

13.5 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between any Employer and the Participant. Such employment is hereby acknowledged to be an "at will" employment relationship that can be terminated at any time for any reason, with or without cause, unless expressly provided in a written employment agreement. Nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of any Employer, either as an employee or a director, or to interfere with the right of any Employer to discipline or discharge the Participant at any time.

13.6 Furnishing Information. a Participant or his or her Beneficiary will cooperate with the Committee by furnishing any and all information requested by the Committee and take such other actions as may be requested in order to facilitate the administration of the Plan and the payments of benefits hereunder.

13.7 Terms. Whenever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply. The masculine pronoun shall be deemed to include the feminine and vice versa, unless the context clearly indicates otherwise.
13.8 Captions. The captions of the articles, sections and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.
13.9 Governing Law. Subject to ERISA, the provisions of this Plan shall be construed and interpreted according to the laws of the State of California.

13.10 Notice. Any notice or filing required or permitted to be given to the Committee under this Plan shall be sufficient if in writing and hand-delivered, or sent by registered or certified mail, to:

                    Human Resources Department
                          IT Corporation
                       23456 Hawthorne Blvd
                       Torrance, CA  90505

Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

Any notice or filing required or permitted to be given to a Participant under this Plan shall be sufficient if in writing and hand-delivered, or sent by mail, to the last known address of the Participant.

13.11 Successors. The provisions of this Plan shall bind and inure to the benefit of the Participant's Employer and its successors and assigns and the Participant, the Participant's Beneficiaries, and their permitted successors and assigns.

13.12 Spouse's Interest. The interest in the benefits hereunder of a spouse of a Participant who has predeceased the Participant shall automatically pass to the Participant and shall not be transferable by such spouse in any manner, including but not limited to such spouse's will, nor shall such interest pass under the laws of intestate succession.

13.13 Validity. In case any provision of this Plan shall be illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal or invalid provision had never been inserted herein.

13.14 Incompetent. If the Committee determines in its discretion that a benefit under this Plan is to be paid to a minor, a person declared incompetent or to a person incapable of handling the disposition of that person's property, the Committee may direct payment of such benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or incapable person. The Committee may require proof of minority, incompetency, incapacity or guardianship, as it may deem appropriate prior to distribution of the benefit. Any payment of a benefit shall be a payment for the account of the Participant and the Participant's Beneficiary, as the case may be, and shall be a complete discharge of any liability under the Plan for such payment amount.

13.15 Distribution in the Event of Taxation. If, for any reason, all or any portion of a Participant's benefit under this Plan becomes taxable to the Participant prior to receipt, a Participant may petition the Committee for a distribution of assets sufficient to meet the Participant's tax liability (including additions to tax, penalties and interest). Upon the grant of such a petition, which grant shall not be unreasonably withheld, a Participant's Employer shall distribute to the Participant immediately available funds in an amount equal to that Participant's federal, state and local tax liability associated with such taxation (which amount shall not exceed the Participant's vested Account Balance), which liability shall be measured by using that Participant's then current highest federal, state and local marginal tax rate, plus the rates or amounts for the applicable additions to tax, penalties and interest. If the petition is granted, the tax liability distribution shall be made within 90 days of the date when the Participant's petition is granted. Such a distribution shall reduce the benefits to be paid under this Plan.

13.16 Legal Fees to Enforce Rights After Change in Control. The Company is aware that upon the occurrence of a Change in Control with respect to an Employer, the board of directors of such Employer (which might then be composed of new members) or a shareholder of such Employer, or of any successor corporation might then cause or attempt to cause the Employer or such successor to refuse to comply with its obligations under the Plan and might cause or attempt to cause the Employer to institute, or may institute, litigation seeking to deny Participants the benefits intended under the Plan. In these circumstances, the purpose of the Plan could be frustrated. Accordingly, if, following a Change in Control, it should appear to any Participant that an Employer or the Committee has failed to comply with any of its obligations under the Plan or any agreement thereunder or, if an Employer or any other person takes any action to declare the Plan void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover from any Participant or Beneficiary the benefits intended to be provided, then all Employers irrevocably authorize such person to retain counsel of his or her choice at the expense of the Employers to represent such person in connection with the initiation or defense of any litigation or other legal action, whether by or against an Employer, the Committee, or any director, officer, shareholder or other person affiliated with any of them or any successor thereto in any jurisdiction.

13.17 Counterparts. This instrument may be executed in one or more counterparts each of which shall be legally binding and enforceable.
          IN WITNESS WHEREOF, the Company has signed this Plan document on behalf of all Employers as of January 1, 1996.

                                     IT CORPORATION
                                     a Delaware corporation


                                     By:_______________________________


                                     Its:_______________________________

                                                   Exhibit 10(iii)15
                                                   -----------------

                         IT CORPORATION
                        RESTORATION PLAN
                     Effective July 1, 1995

                       TABLE OF CONTENTS


ARTICLE 1  Definitions . . . . . . . . . . . . . . . . . . . . . .1

ARTICLE 2  Selection, Enrollment, Eligibility. . . . . . . . . . .5
     2.1   Selection by Committee. . . . . . . . . . . . . . . . .5
     2.2   Enrollment Requirements . . . . . . . . . . . . . . . .5
     2.3   Eligibility; Commencement of Participation. . . . . . .5

ARTICLE 3  Contribution and Interest Crediting . . . . . . . . . .6
     3.1   Company Contribution. . . . . . . . . . . . . . . . . .6
     3.2   Effect of Election Form . . . . . . . . . . . . . . . .6
     3.3   Interest Crediting Prior to Distribution. . . . . . . .6
     3.4   Interest Crediting for Installment Distributions. . . .6
     3.5   FICA Taxes. . . . . . . . . . . . . . . . . . . . . . .7
     3.6   Vesting . . . . . . . . . . . . . . . . . . . . . . . .7
     3.7   Statements. . . . . . . . . . . . . . . . . . . . . . .7

ARTICLE 4  Unforeseeable Financial Emergencies;
           Withdrawal Election . . . . . . . . . . . . . . . . . .8
     4.1   Withdrawal Payout/Suspensions
           for Unforeseeable Financial Emergencies . . . . . . . .8
     4.2   Withdrawal Election . . . . . . . . . . . . . . . . . .8


ARTICLE 5  Retirement Termination Benefits . . . . . . . . . . . .9
     5.1   Retirement Benefit. . . . . . . . . . . . . . . . . . .9
     5.2   Payment of Retirement Benefits. . . . . . . . . . . . .9
     5.3   Death Prior to Completion of Retirement Benefits. . . .9
     5.4   Termination Benefit . . . . . . . . . . . . . . . . . .9
     5.5   Disability. . . . . . . . . . . . . . . . . . . . . . 10

ARTICLE 6  Pre-Retirement Survivor Benefit . . . . . . . . . . . 11
     6.1   Pre-Retirement Survivor Benefit . . . . . . . . . . . 11
     6.2   Payment of Pre-Retirement Survivor Benefits . . . . . 11

ARTICLE 7  Beneficiary Designation . . . . . . . . . . . . . . . 12
     7.1   Beneficiary . . . . . . . . . . . . . . . . . . . . . 12
     7.2   Beneficiary Designation; Change; Spousal Consent. . . 12
     7.3   Acknowledgment. . . . . . . . . . . . . . . . . . . . 12
     7.4   No Beneficiary Designation. . . . . . . . . . . . . . 12

     7.5   Doubt as to Beneficiary . . . . . . . . . . . . . . . 12
     7.6   Discharge of Obligations. . . . . . . . . . . . . . . 12
ARTICLE 8  Termination, Amendment or Modification. . . . . . . . 14
     8.1   Termination . . . . . . . . . . . . . . . . . . . . . 14
     8.2   Amendment . . . . . . . . . . . . . . . . . . . . . . 14
     8.3   Change in Control . . . . . . . . . . . . . . . . . . 14
     8.4   Effect of Payment . . . . . . . . . . . . . . . . . . 14

ARTICLE 9  Administration. . . . . . . . . . . . . . . . . . . . 15
     9.1   Committee Duties. . . . . . . . . . . . . . . . . . . 15
     9.2   Agents. . . . . . . . . . . . . . . . . . . . . . . . 15
     9.3   Binding Effect of Decisions . . . . . . . . . . . . . 15
     9.4   Indemnity of Committee. . . . . . . . . . . . . . . . 15
     9.5   Employer Information. . . . . . . . . . . . . . . . . 15

ARTICLE 10 Claims Procedures . . . . . . . . . . . . . . . . . . 16
     10.1  Presentation of Claim . . . . . . . . . . . . . . . . 16
     10.2  Notification of Decision. . . . . . . . . . . . . . . 16
     10.3  Review of a Denied Claim. . . . . . . . . . . . . . . 16
     10.4  Decision on Review. . . . . . . . . . . . . . . . . . 17
     10.5  Legal Action. . . . . . . . . . . . . . . . . . . . . 17

ARTICLE 11 Miscellaneous . . . . . . . . . . . . . . . . . . . . 18
     11.1  Unsecured General Creditor. . . . . . . . . . . . . . 18
     11.2  Employer's Liability. . . . . . . . . . . . . . . . . 18
     11.3  Nonassignability. . . . . . . . . . . . . . . . . . . 18
     11.4  Coordination with Other Benefits. . . . . . . . . . . 18
     11.5  Not a Contract of Employment. . . . . . . . . . . . . 18
     11.6  Furnishing Information. . . . . . . . . . . . . . . . 18
     11.7  Terms . . . . . . . . . . . . . . . . . . . . . . . . 19
     11.8  Captions. . . . . . . . . . . . . . . . . . . . . . . 19
     11.9  Governing Law . . . . . . . . . . . . . . . . . . . . 19
     11.10 Notice. . . . . . . . . . . . . . . . . . . . . . . . 19
     11.11 Successors. . . . . . . . . . . . . . . . . . . . . . 19
     11.12 Spouse's Interest . . . . . . . . . . . . . . . . . . 19
     11.13 Validity. . . . . . . . . . . . . . . . . . . . . . . 19
     11.14 Incompetent . . . . . . . . . . . . . . . . . . . . . 20
     11.15 Distribution in the Event of Taxation . . . . . . . . 20
     11.16 Legal Fees to Enforce Rights After Change in Control. 20
     11.17 Counterparts. . . . . . . . . . . . . . . . . . . . . 21

EXECUTIVE RESTORATION PLAN                                  10/95
===============================================
=====================

                     THE FOLLOWING PLAN WAS
           APPROVED BY THE COMPENSATION COMMITTEE OF
              THE BOARD OF DIRECTORS APRIL 6, 1995


                         IT CORPORATION
                        Restoration Plan
                     Effective July 1, 1995

                            Purpose

           The purpose of this Plan is to provide specified benefits to a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of IT Corporation, a Delaware corporation, and its affiliates. The Plan constitutes an unfunded plan that is not qualified under Code
Section 401(a).


                           ARTICLE 1

                          Definitions
                          -----------

           For purposes hereof, unless otherwise clearly apparent from the context, the following phrases or terms shall have the following indicated meanings:

1.1 "Account Balance" or "Account" shall mean, with respect to a Participant, the sum of (i) the Participant's share of Company Contribu-tions plus (ii) interest thereon credited in accordance with the applicable interest crediting provisions of the Plan, net of all distributions from such account. This account shall be a bookkeeping entry only and shall be utilized solely as a device for the measurement and determination of the amounts to be paid to or in respect of a Participant pursuant to the Plan.

1.2 "Annual Bonus" shall mean any compensation, in addition to Base Annual Salary, paid annually during a Plan Year, either in cash or stock, to a Participant as an employee under any Employer's annual bonus and incentive plans without regard to any limits under Code Section
401(a)(17).

1.3 "Base Annual Salary" shall mean the annual compensation and commissions (but excluding bonuses, overtime, incentive payments, non-monetary awards, directors fees, and other fees) paid to a Participant for services rendered to any Employer, before reduction for compensation deferred pursuant to all qualified, non-qualified and Code Section 125 plans of any Employer without regard to any limits under Code Section 401(a)(17).

1.4 "Beneficiary" shall mean one or more persons, trusts, estates or other entities, designated in accordance with Article 7, that are entitled to receive benefits under the Plan upon the death of a Participant.

1.5 "Beneficiary Designation Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee to designate one or more Beneficiaries.

1.6   "Board" shall mean the board of directors of the Company.

1.7 "Change in Control" shall mean with respect to an Employer the first to occur of any of the following events:

      (a) Any "person" (as that term is used in Section 13 and 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange Act")), after the date hereof becomes the beneficial owner (as that term is used in Section 13(d) of the Exchange Act), directly or indirectly, of 50% or more of the Employer's capital stock entitled to vote in the election of directors;

      (b) During any period of two consecutive years, individuals who at the beginning of such period constitute the board of directors of the Employer cease for any reason to constitute at least a majority thereof, unless the election or the nomination for election by the Employer's-shareholders of each new director was approved by a vote of at least three-quarters of the directors then still in office who were directors at the beginning of the period;

      (c) Any consolidation or merger of the Employer, other than a consolidation or merger of the Employer in which the holders of the common stock of the Employer immediately prior to the consolidation or merger hold more than 50% of the common stock of the surviving corporation immediately after the consolidation or merger;
      (d) The shareholders of the Employer approve any plan or proposal for the liquidation or dissolution of the Employer; or

      (e) Substantially all of the assets of the Employer are sold or otherwise transferred to parties that are not within a "controlled group of corporations" (as defined in Section 1563 of the Code) in which the Employer is a member.

1.8   "Claimant" shall have the meaning set forth in Section 11.1.

1.9   "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.10 "Committee" shall mean the administrative committee appointed to manage and administer the Plan in accordance with its provisions pursuant to Article 10.

1.11  "Company" shall mean IT Corporation, a Delaware corporation.

1.12 "Company Contribution" shall mean any contribution made and credited to Participants' Accounts by the Company in accordance with Section 3.1 below.

1.13 "Crediting Rate" shall mean, for a particular Plan Year, an interest rate determined by the compensation committee of the Board, in its sole and absolute discretion.

1.14 "Disability" shall mean a period of disability during which a Participant qualifies for benefits under the Participant's Employer's long-term disability plan (or would qualify if he were a participant in such a plan).

1.15 "Election Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee upon the commencement of his participation hereunder to make a distribution election under the Plan.

1.16 "Employer" shall mean the Company or any affiliate authorized by the Board to participate in the Plan.

1.17 "Participant" shall mean any employee of an Employer (i) who is selected to participate in the Plan, (ii) who signs a Plan Agreement, an Election Form and a Beneficiary Designation Form, (iii) whose signed Plan Agreement, Election Form and Beneficiary Designation Form are accepted by the Committee, (iv) who commences participation in the Plan, and (v) whose Account Balance has not been paid in full.

1.18 "Plan" shall mean the IT Corporation Restoration Plan, which shall be evidenced by this instrument, as it may be constituted from time to time.

1.19 "Plan Agreement" shall mean a written agreement, as may be amended from time to time, which is entered into by and between one or more Employers and a Participant. Each Plan Agreement executed by a Participant shall provide for the entire benefit to which such Participant is entitled under the Plan, and shall specify the Employer or Employers liable for the Participant's benefits hereunder and the magnitude or extent of such liability. The Plan Agreement bearing the latest date of acceptance by the

Committee shall govern such entitlement and each Employer's liability. Upon the complete payment of a Participant's Account Balance, each individual's Plan Agreement and his or her status as a Participant shall terminate.
1.20 "Plan Year" shall, for the first Plan Year, begin on July 1, 1995, and end on December 31, 1995. For each Plan Year thereafter, the Plan Year shall begin on January 1 of each year and continue through December 31.

1.21 "Pre-Retirement Survivor Benefit" shall mean the benefit set forth in Article 6.

1.22 "Retirement," "Retire," "Retires," or "Retired" shall mean severance from employment with all Employers for any reason other than a leave of absence on or after the attainment of (a) the date on which the sum of a Participant's age and Years of Service is equal to seventy (70), or (b) age sixty-five (65), whichever is earlier.

1.23  "Retirement Benefit" shall mean the benefit set forth in Article 5.

1.24  "Termination Benefit" shall mean the benefit set forth in Article 5.

1.25 "Termination of Employment" shall mean the ceasing of employment with all Employers, voluntarily or involuntarily, for any reason other than Retirement, death or an authorized leave of absence.

1.26 "Unforeseeable Financial Emergency" shall mean an unanticipated emergency that is caused by an event beyond the control of the Participant that would result in severe financial hardship to the Participant resulting from (i) a sudden and unexpected illness or accident of the Participant or a dependent of the Participant, (ii) a loss of the Participant's property due to casualty, or (iii) such other extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant, all as determined in the sole and absolute discretion of the Committee.
1.27 "Years of Service" shall mean, with respect to a Participant, the total number of such years recognized and taken into account under the IT Corporation Retirement Plan.

                           ARTICLE 2

               Selection, Enrollment, Eligibility
               ----------------------------------

2.1 Selection by Committee. Participation in the Plan shall be limited to employees of an Employer who are part of a select group of management or highly compensated employees. Generally, such group shall be limited to employees whose Base Annual Salary for a year is at least $150,000. From the foregoing, the Committee shall select, in its sole and absolute discretion, employees to participate in the Plan.
2.2 Enrollment Requirements. As a condition to participation, each selected employee shall complete, execute and return to the Committee within 30 days of selection a Plan Agreement, an Election Form and a Beneficiary Designation Form. In addition, the Committee shall establish from time to time such other enrollment requirements as it determines in its sole and absolute discretion are necessary.

2.3 Eligibility; Commencement of Participation. Provided an employee selected to participate herein has met all enrollment requirements set forth herein and required by the Committee, including returning all required documents to the Committee within 30 days of selection, that employee shall commence participation in the Plan upon the timely completion of those requirements and the Committee's acceptance of all submitted documents. If an employee fails to meet all such requirements within the required 30 day period, that employee shall not be eligible to participate in the Plan until the first day of the Plan Year following the delivery to and acceptance by the Committee of the required documents.

                           ARTICLE 3

              Contributions and Interest Crediting
              ------------------------------------

3.1 Company Contribution. For each Plan Year, each Employer shall make a Company Contribution on behalf of each Participant equal to the sum of
(a)(I) four percent (4%) of the sum of Participant's Base Annual Salary and Annual Bonus less (ii) the amount actually contributed on behalf of the Participant under the fixed company contribution portion of the IT Corporation Retirement Plan for such Plan Year plus (b)(I) the percentage designated for such Plan Year for the company discretionary profit sharing contribution under the IT Corporation Retirement Plan multiplied by the sum of the Participant's Base Annual Salary and Annual Bonus less (ii) the amount actually contributed on behalf of the Participant under the company discretionary profit sharing contribution under the IT Corporation-Retirement Plan.

3.2 Effect of Election Form. In connection with a Participant's commencement of participation in the Plan, the Participant shall deliver to the Committee a completed and signed Election Form, which election and form must be accepted by the Committee for a valid election to exist. In such Election Form, the Participant shall specify the commencement time and format of distributions where such matters are elective hereunder.

3.3 Interest Crediting Prior to Distribution. Prior to any distributions of benefits under Articles 4, 5, or 6, interest at the Crediting Rate shall be credited and compounded annually on a Participant's Account Balance as of the date the Company Contribution for that Plan Year was actually credited. In the event of Retirement, death or a Termination of Employment prior to the end of a Plan Year, the basis for that year's interest crediting will be a fraction of the full year's interest, based on the number of full months that the Participant was employed with the Employer during the Plan Year prior to the occurrence of such event. If a distribution is made under this Plan, for purposes of crediting interest, the Account Balance shall be reduced as of the first day of the month in which the distribution is made. A Participant shall receive credit for a full month of interest if he or she was a Participant for at least 15 days of a particular month.

3.4 Interest Crediting for Installment Distributions. In the event a benefit is paid in installments under Articles 5 or 6, interest shall be credited and compounded on the undistributed portion of the Participant's Account Balance commencing on the first day of the month in which the Participant terminates employment, using a fixed interest rate that is determined by averaging the Crediting Rates for the Plan Year in which installment payments commence and the four (4) preceding Plan Years. If a participant has completed fewer than five (5) full years of Plan participation, this average shall be determined using the Crediting Rates for the Plan Years during which the Participant participated in the Plan.

3.5 FICA Taxes. For each Plan Year, the Participant's Employer(s) shall ratably withhold from that portion of the Participant's Base Annual Salary and/or Annual Bonus, the Participant's share, if any, of FICA taxes on contributions (or earnings thereon).

3.6 Vesting. a Participant shall have at all times a vested and nonforfeitable interest in his Account Balance hereunder that is coexten sive with his vested and nonforfeitable interest in the fixed company contribution portion of the IT Corporation Retirement Plan, except that a Participant's interest shall become fully vested and nonforfeitable upon the onset of a Disability. Notwithstanding the foregoing, all Account Balances hereunder shall become fully vested and nonforfeitable upon the occurrence of a Change in Control.

3.7 Statements. The Company shall provide no less frequently than annually to each Participant a statement of the Participant's total Account Balance including earnings credited thereto.

                           ARTICLE 4

      Unforeseeable Financial Emergencies; Withdrawal Election
      --------------------------------------------------------

4.1 Withdrawal Payout/Suspensions for Unforeseeable Financial Emergen-cies. If the Participant experiences an Unforeseeable Financial Emergency, the Participant may petition the Committee to receive a partial or full payout from the Plan. The payout shall not exceed the lesser of the vested portion of the Participant's Account Balance, calculated as if such Participant were receiving a Termination Benefit, or the amount reasonably needed to satisfy the Unforeseeable Financial Emergency. If, subject to the sole and absolute discretion of the Committee, the petition for a suspension and/or payout is approved, suspension shall take effect upon the date of approval and any payout shall be made within 60 days of the date of approval.

4.2 Withdrawal Election. a Participant may elect, at any time, to withdraw all of the vested portion of his or her Account Balance, calculated as if such Participant were receiving a Termination Benefit, less a 15% withdrawal penalty (the net amount shall be referred to as the "Withdrawal Amount"). No partial withdrawals of that balance shall be allowed. The Participant shall make this election by giving the Committee advance written notice of the election in a form determined from time to time by the Committee. The penalty shall be equal to 15% of the vested portion of the Participant's Account Balance determined immediately prior to the date of his or her election. Once the Withdrawal Amount is paid, the Participant's participation in the Plan shall terminate and the Participant shall not be eligible to participate in the Plan in the future.

                           ARTICLE 5

              Retirement and Termination Benefits
              -----------------------------------

5.1 Retirement Benefit. a Participant who Retires shall receive, as a Retirement Benefit, his or her Account Balance.

5.2 Payment of Retirement Benefits. a Participant, in connection with his or her commencement of participation in the Plan, shall elect on the Election Form to receive the Retirement Benefit in a lump sum or in equal monthly payments over a period of 60, 120, or 180 months. The lump sum payment shall be made, or installment payments shall commence, on the date at or after his or her Retirement specified on the Election Form. The Participant may change these elections to an allowable alternative payout format by submitting a new Election Form to the Committee, provided that any such new Election Form is submitted at least 3 years prior to the Participant's Retirement. The Election Form most recently accepted by the Committee shall govern the payout of the Retirement Benefit.

5.3 Death Prior to Completion of Retirement Benefits. If a Participant dies after Retirement but before the Retirement Benefit is paid in full, the Participant's unpaid Retirement Benefit payments shall continue and shall be paid to the Participant's Beneficiary (a) over the remaining number of months and in the same amounts as that benefit would have been paid to the Participant had the Participant survived, or (b) in a lump sum, if requested by the beneficiary and allowed at the sole and absolute discretion of the Committee. The lump sum payment will be the Partici-pant's Account Balance at the time of his or her death.

5.4 Termination Benefit. If a Participant experiences a Termination of Employment prior to his or her Retirement, the Participant shall receive a Termination Benefit, which shall be equal to the vested portion of the Participant's Account Balance. Such Benefit shall be payable in either a lump sum or in equal monthly payments over a period of 60, 120, or 180 months, as selected by the Participant, in connection with his or her commencement of participation in the Plan, on the Election Form. The lump sum payment shall be made, or installment payments shall commence, on the date at or after his or her Termination of Employment specified on the Election Form. The Participant may change these elections to an allowable alternative payout format by submitting a new Election Form to the Committee, provided that any such new Election Form is submitted at least 3 years prior to the Participant's Termination of Employment. The Election Form most recently accepted by the Committee shall govern the payout of the Termination Benefit.

5.5 Disability. a Participant suffering a Disability shall continue to be considered employed and shall be eligible for the benefits provided for in Articles 4, 5, and 6 in accordance with the provisions of those Articles, unless the Committee determines during such Disability, in its sole and absolute discretion, that the Participant shall, for purposes of the Plan, be deemed to have experienced a Termination of Employment.

                           ARTICLE 6

                Pre-Retirement Survivor Benefit
                -------------------------------

6.1 Pre-Retirement Survivor Benefit. If a Participant dies before he or she Retires, the Participant's Beneficiary shall receive a Pre-Retirement Survivor Benefit equal to the Participant's Account Balance.

6.2 Payment of Pre-Retirement Survivor Benefits. The Pre-Retirement Survivor Benefit shall be paid in the payment period previously elected by the Participant for the payment of the Termination Benefit, or, if the Participant was eligible to Retire at the time of his or her death, the Retirement Benefit. However, the Pre-Retirement Survivor Benefit payment may be made as a lump sum at the request of the Beneficiary and at the sole and absolute discretion of the Committee. The first (or only payment, if made in lump sum) shall be made within 60 days of the Committee's receiving proof of the Participant's death.

                           ARTICLE 7

                    Beneficiary Designation
                    -----------------------

7.1 Beneficiary. Each Participant shall have the right, at any time, to designate his or her Beneficiary (both primary as well as contingent) to receive any benefits payable under the Plan to a Beneficiary upon the death of a Participant. The Beneficiary designated under this Plan may be the same as or different from the beneficiary designation under any other plan of an Employer in which the Participant participates.

7.2 Beneficiary Designation; Change; Spousal Consent. a Participant shall designate his or her Beneficiary by completing and signing the Beneficiary Designation Form, and returning it to the Committee or its designated agent. a Participant shall have the right to change a Beneficiary by completing, signing and otherwise complying with the terms of the Beneficiary Designation Form and the Committee's rules and procedures, as in effect from time to time. Where required by law or by the Committee, in its sole and absolute discretion, if the Participant names someone other than his or her spouse as a Beneficiary, a spousal consent, in the form designated by the Committee, must be signed by that Participant's spouse and returned to the Committee. Upon the acceptance by the Committee of a new Beneficiary Designation Form, all Beneficiary designations previously filed shall be canceled. The Committee shall be entitled to rely on the last Beneficiary Designation Form filed by the Participant and accepted by the Committee prior to his or her death.

7.3 Acknowledgment. No designation or change in designation of a Beneficiary shall be effective until received, accepted and acknowledged in writing by the Committee or its designated agent.

7.4 No Beneficiary Designation. If a Participant fails to designate a Beneficiary as provided in Sections 7.1, 7.2 and 7.3 above, or, if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be his or her surviving spouse. If the Participant has no surviving spouse, the benefits remaining under the Plan shall be paid to the Participant's estate.

7.5 Doubt as to Beneficiary. If the Committee has any doubt as to the proper Beneficiary to receive payments pursuant to this Plan, the Committee shall have the right, exercisable in its sole and absolute discretion, to cause the Participant's Employer to withhold such payments until this matter is resolved to the Committee's satisfaction.

7.6 Discharge of Obligations. The payment of benefits under the Plan to a Beneficiary shall fully and completely discharge all Employers and the Committee from all further obligations under this Plan with respect to the Participant, and that Participant's Plan Agreement shall terminate upon such full payment of benefits.

                           ARTICLE 8

             Termination, Amendment or Modification
             --------------------------------------

8.1 Termination. Any Employer reserves the right to terminate the Plan at any time with respect to Participants employed by the Employer. Upon the termination of the Plan, the vested portion of a Participant's Account Balance shall be paid out as though the Participant had experienced a Termination of Employment on the date of Plan termination, or, if Plan termination occurs after the date upon which the Participant was eligible to Retire, the Participant had Retired on the date of Plan termination, or, if Plan termination occurs after the Participant Retired and commenced (but not completed) distribution hereunder, benefits shall continue to the Participant pursuant to the terms hereof without regard to the termination. Notwithstanding the foregoing an Employer shall have the right, in its sole and absolute discretion, and notwithstanding any elections made by the Participant, to pay all such benefits in a lump sum.

8.2 Amendment. Any Employer may, at any time, amend or modify the Plan in whole or in part with respect to that Employer; provided, however, that no amendment or modification shall be effective to decrease the vested portion of a Participant's Account Balance, calculated as though the Participant had experienced a Termination of Employment as of the effective date of the amendment or modification, or, if the amendment or modification occurs after the date upon which the Participant was eligible to Retire, the Participant had Retired as of the effective date of the amendment or modification. In addition, no amendment or modification of the Plan shall affect the right of any Participant or Beneficiary who was eligible to or did Retire on or before the effective date of such amendment or modification to receive benefits in the manner he or she elected.

8.3 Change in Control. Notwithstanding any other provision hereof, upon a Change in Control, the affected Employer shall promptly pay out all Account Balances to affected Participants and Beneficiaries in one lump sum amount as soon as practicable.

8.4 Effect of Payment. The full payment of the applicable benefit under Articles 4, 5, 6, or 8 of the Plan shall completely discharge all obliga tions to a Participant under this Plan and the Participant's Plan
Agreement shall terminate.

                           ARTICLE 9

                         Administration
                         --------------

9.1 Committee Duties. This Plan shall be administered by a Committee which shall consist of individuals selected by the President and Chief Executive Officer of the Company. Members of the Committee may be Participants under this Plan. The Committee shall also have the discretion and authority to make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. Any Committee member must recuse himself or herself on any matter of personal interest to such member that comes before the Committee.

9.2 Agents. In the administration of this Plan, the Committee may, from time to time, employ agents and delegate to them such administrative duties as it sees fit and may from time to time consult with counsel who may be counsel to any Employer.

9.3 Binding Effect of Decisions. The decision or action of the Committee with respect to any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

9.4 Indemnity of Committee. All Employers shall indemnify and hold harmless the members of the Committee against any and all claims, losses, damages, expenses or liabilities arising from any action or failure to act with respect to this Plan, except in the case of willful misconduct by the Committee or any of its members.
9.5 Employer Information. To enable the Committee to perform its functions, each Employer shall supply full and timely information to the Committee on all matters relating to the compensation of its Participants, the date and circumstances of the Retirement, Disability, death or Termination of Employment of its Participants, and such other pertinent information as the Committee may reasonably require.

                           ARTICLE 10

                       Claims Procedures
                       -----------------

10.1 Presentation of Claim. Any Participant or Beneficiary of a deceased Participant (such Participant or Beneficiary being referred to below as a "Claimant") may deliver to the Committee a written claim for a determina tion with respect to the amounts distributable to such Claimant from the Plan. If such a claim relates to the contents of a notice received by the Claimant, the claim must be made within 60 days after such notice was received by the Claimant. All other claims must be made within 180 days of the date on which the event that caused the claim to arise occurred. The claim must state with particularity the determination desired by the Claimant.

10.2 Notification of Decision. The Committee shall consider a Claimant's claim within 60 days of the making of the claim, and shall notify the Claimant in writing:

      (a) that the Claimant's requested determination has been made, and that the claim has been allowed in full; or
      (b) that the Committee has reached a conclusion contrary, in whole or in part, to the Claimant's requested determination, and such notice must set forth in a manner calculated to be understood by the Claimant:

           (i) the specific reason(s) for the denial of the claim, or any part of it;

           (ii) specific reference(s) to pertinent provisions of the Plan upon which such denial was based;

           (iii) a description of any additional material or information necessary for the Claimant to perfect the claim, and an explanation of why such material or information is necessary; and

           (iv) an explanation of the claim review procedure set forth in
Section 10.3 below.

10.3 Review of a Denied Claim. Within 60 days after receiving a notice from the Committee that a claim has been denied, in whole or in part, a Claimant (or the Claimant's duly authorized representative) may file with the Committee a written request for a review of the denial of the claim. Thereafter, but not later than 30 days after the review procedure begins, the Claimant (or the Claimant's duly authorized representative):

      (a)  may review pertinent documents;

      (b)  may submit written comments or other documents; and/or

      (c) may request a hearing, which the Committee, in its sole discretion, may grant.

10.4 Decision on Review. The Committee shall render its decision on review promptly, and not later than 60 days after the filing of a written request for review of the denial, unless a hearing is held or other special circumstances require additional time, in which case the Committee's decision must be rendered within 120 days after such date. Such decision must be written in a manner calculated to be understood by the Claimant, and it must contain:

      (a)  specific reasons for the decision;

      (b) specific reference(s) to the pertinent Plan provisions upon which the decision was based; and

      (c)  such other matters as the Committee deems relevant.

10.5 Legal Action. a Claimant's compliance with the foregoing provisions of this Article 10 is a mandatory prerequisite to a Claimant's right to commence any legal action with respect to any claim for benefits under this Plan.

                           ARTICLE 11

                         Miscellaneous
                         -------------

11.1 Unsecured General Creditor. Participants and their Beneficiaries, heirs, successors and assigns shall have no legal or equitable right, interest or claim in any property or assets of an Employer. Any and all of an Employer's assets shall be, and remain, the general, unpledged and unrestricted assets of the Employer. An Employer's obligation under the Plan shall be merely that of an unfunded and unsecured promise to pay money in the future.

11.2 Employer's Liability. An Employer's liability for the payment of benefits shall be defined only by the Plan. An Employer shall have no obligation to a Participant under the Plan except as expressly provided in the Plan.

11.3 Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage, or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt, the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, nor be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency.

11.4 Coordination with Other Benefits. The benefits provided for a Participant and Participant's Beneficiary under the Plan are in addition to any other benefits available to such Participant under any other plan or program for employees of the Participant's Employer. The Plan shall supplement and shall not supersede, modify or amend any other such plan or program except as may otherwise be expressly provided.

11.5 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between any Employer and the Participant. Such employment is hereby acknowledged to be an "at will" employment relationship that can be terminated at any time for any reason, with or without cause, unless expressly provided in a written employment agreement. Nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of any Employer, either as an employee or a director, or to interfere with the right of any Employer to discipline or discharge the Participant at any time.

11.6 Furnishing Information. a Participant or his or her Beneficiary will cooperate with the Committee by furnishing any and all information requested by the Committee and take such other actions as may be requested in order to facilitate the administration of the Plan and the payments of benefits hereunder.

11.7 Terms. Whenever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply. The masculine pronoun shall be deemed to include the feminine and vice versa, unless the context clearly indicates otherwise.

11.8 Captions. The captions of the articles, sections and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

11.9 Governing Law. Subject to ERISA, the provisions of this Plan shall be construed and interpreted according to the laws of the State of California.

11.10 Notice. Any notice or filing required or permitted to be given to the Committee under this Plan shall be sufficient if in writing and hand-delivered, or sent by registered or certified mail, to:

                    Human Resources Department
                    IT Corporation
                    23456 Hawthorne Blvd.
                    Torrance, CA 90505

      Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

      Any notice or filing required or permitted to be given to a Participant under this Plan shall be sufficient if in writing and hand-delivered, or sent by mail, to the last known address of the Participant.

11.11 Successors. The provisions of this Plan shall bind and inure to the benefit of the Participant's Employer and its successors and assigns and the Participant, the Participant's Beneficiaries, and their permitted successors and assigns.

11.12 Spouse's Interest. The interest in the benefits hereunder of a spouse of a Participant who has predeceased the Participant shall automatically pass to the Participant and shall not be transferable by such spouse in any manner, including but not limited to such spouse's will, nor shall such interest pass under the laws of intestate succession.

11.13 Validity. In case any provision of this Plan shall be illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal or invalid provision had never been inserted herein.
11.14 Incompetent. If the Committee determines in its discretion that a benefit under this Plan is to be paid to a minor, a person declared incompetent or to a person incapable of handling the disposition of that person's property, the Committee may direct payment of such benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or incapable person. The Committee may require proof of minority, incompetency, incapacity or guardianship, as it may deem appropriate prior to distribution of the benefit. Any payment of a benefit shall be a payment for the account of the Participant and the Participant's Beneficiary, as the case may be, and shall be a complete discharge of any liability under the Plan for such payment amount.

11.15 Distribution in the Event of Taxation. If, for any reason, all or any portion of a Participant's benefit under this Plan becomes taxable to the Participant prior to receipt, a Participant may petition the Committee for a distribution of assets sufficient to meet the Participant's tax liability (including additions to tax, penalties and interest). Upon the grant of such a petition, which grant shall not be unreasonably withheld, a Participant's Employer shall distribute to the Participant immediately available funds in an amount equal to that Participant's federal, state and local tax liability associated with such taxation (which amount shall not exceed the Participant's vested Account Balance), which liability shall be measured by using that Participant's then current highest federal, state and local marginal tax rate, plus the rates or amounts for the applicable additions to tax, penalties and interest. If the petition is granted, the tax liability distribution shall be made within 90 days of the date when the Participant's petition is granted. Such a distribution shall reduce the benefits to be paid under this Plan.

11.16 Legal Fees to Enforce Rights After Change in Control. The Company is aware that upon the occurrence of a Change in Control with respect to an Employer, the board of directors of such Employer (which might then be composed of new members) or a shareholder of such Employer, or of any successor corporation might then cause or attempt to cause the Employer or such successor to refuse to comply with its obligations under the Plan and might cause or attempt to cause the Employer to institute, or may institute, litigation seeking to deny Participants the benefits intended under the Plan. In these circumstances, the purpose of the Plan could be frustrated. Accordingly, if, following a Change in Control, it should appear to any Participant that an Employer or the Committee has failed to comply with any of its obligations under the Plan or any agreement thereunder or, if an Employer or any other person takes any action to declare the Plan void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover from any Participant or Beneficiary the benefits intended to be provided, then all Employers irrevocably authorize such person to retain counsel of his or her choice at the expense of the Employers to represent such person in connection with the initiation or defense of any litigation or other legal action, whether by or against an Employer, the Committee, or any director, officer, shareholder or other person affiliated with any of them or any successor thereto in any jurisdiction.

11.17 Counterparts. This instrument may be executed in one or more counterparts each of which shall be legally binding and enforceable.

           IN WITNESS WHEREOF, the Company has signed this Plan document on behalf of all Employers as of July 1, 1995.

                                   IT CORPORATION,
                                   a Delaware Corporation
                                   By:_______________________________
                                   Its:_______________________________

                                                Exhibit No. 10(iii)16
                                                ---------------------
NON-EMPLOYEE DIRECTORS
STOCK PLAN - RETAINER FEES                                   1/96



1.   Purpose of the Plan

     Under this Non-Employee Director Stock Plan--Retainer Fee (the "Plan") of International Technology Corporation, a Delaware corporation (the "Company"), shares of the Company's common stock, $1.00 par value (the "Common Stock"), may be issued to eligible persons, as set forth in Section
4. This Plan is designed to promote the long-term growth and financial success of the Company by enabling the Company to attract, retain and motivate such persons by providing for or increasing their proprietary interest in the Company.

2.   Effective Date

     This Plan shall be in effect commencing on October 1, 1995. Shares of Common Stock may not be awarded more than three years after the effective date of this Plan or termination of this Plan by the Board of Directors of the Company (the "Board"), whichever is earlier.

3.   Plan Operation

     This Plan is not intended to, and does not, satisfy the conditions and requirements of Rule 16b-3 adopted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (or its successor). However, this Plan is intended to permit participants to remain "disinterested persons" for purposes of Rule 16b-3, is structured as a formula plan, and accordingly is intended to be self-governing. To this end, this Plan requires no discretionary action by any administrative body with regard to any transaction under this Plan. To the extent, if any, that any questions of interpretation arise, these shall be resolved by the Board.


4.   Eligible Persons

     The persons eligible to receive an award of shares of Common Stock hereunder are those directors of the Board who, on the first day of the third fiscal quarter in any fiscal year are not employees of the Company or a subsidiary of the Company. For purposes of this Section 4, a person shall not be considered an employee solely by reason of serving as Chairman of the Board.

5.   Stock Subject to Plan

     The maximum number of shares that may be subject to award hereunder shall be Forty Thousand (40,000) shares of Common Stock, subject to adjustments under Section 6.

6.   Adjustments

     If the outstanding securities of the class then subject to this Plan are increased, decreased or exchanged for or converted into cash, property or a different number or kind of securities, or if cash, property or securities are distributed in respect of such outstanding securities, in either case as a result of a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than a regular, quarterly cash dividend) or other distribution, stock split, reverse stock split or the like, or if substantially all of the property and assets of the Company are sold, then, unless the terms of such transaction shall provide otherwise, the Board shall make appropriate and proportionate adjustments in the maximum number and type of shares or other securities that may be awarded under this Plan.

7.   Common Stock Awards

     Commencing with the third quarter of fiscal year 1995, the quarterly retainer fee, if any, payable to non-employee directors of the Company with respect to the third quarter of each fiscal year shall be paid through the issuance of shares of Common Stock on October 1 to each non-employee director entitled to receive such quarterly retainer fee.
The number of shares of Common Stock to be issued to non-employee directors shall be equal to the quotient obtained by dividing the dollar amount of the quarterly retainer fee by the fair market value of a share of Common Stock. The shares of Common Stock to be issued to non-employee directors pursuant to this Plan shall be acquired by the Company in the open market or in privately negotiated transactions on the day such shares shall be awarded (or if such day is not a business day on which trading in any securities occurs on the New York Stock Exchange (a "Business Day"), the next succeeding Business Day and/or on the Business Day immediately preceding such day. For purposes of this Plan, the fair market value of the Common Stock shall equal the average cost to the Company of the shares of Common Stock acquired for issuance under this Plan in accordance with the immediately preceding sentence.

  Notwithstanding the foregoing, if any non-employee director eligible to receive an award of shares of Common Stock pursuant to this Plan shall have had, within the six-month period preceding the date of any award hereunder, any transaction in the Common Stock that is a non-exempt sale for purposes of Section 16(b) of the Exchange Act, such award (and the related acquisition of shares of Common Stock by the Company) shall automatically be delayed (a "Delayed Award") until the earlier of six months after (i) the latest sale of Common Stock that is not exempt under
Section 16(b) by
such non-employee director in the six months prior to October 1, and (ii) April 1 of the follwing year. In order to receive a Delayed Award, a non-employee director must continue to serve on the Board as of the date of the Delayed Award. A non-employee director may, at any time prior to the date of any such Delayed Award, decline to receive such Delayed Award.
In such event, the declining   non-employee director shall not be entitled
to receive cash or any other
compensation in lieu of the Delayed Award.

8.   Documentation of Awards

     Awards of stock made under this Plan shall be evidenced by written agreements or such other appropriate documentation as the Board shall prescribe. Notwithstanding the foregoing, the Board need not require the execution of any instrument or acknowledgment of an award under this Plan, in which case acceptance of shares of Common Stock by the respective non-employee director will constitute agreement to the terms of the award and this Plan.

9.   Amendment and Termination
     The Board may at any time and from time to time alter, amend, suspend, or terminate this Plan, provided that no such action shall deprive any non-employee director, without his or her consent, of any of his or her rights with respect to shares of Common Stock previously awarded and provided further that the provisions of this Plan designating persons eligible to participate in the Plan and specifying the amount and timing of awards under the Plan shall not be amended more than once every six months other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.

10.  Compliance with Law

     Common Stock shall not be issued under this Plan unless and until counsel for the Company shall be satisfied that any conditions necessary for such issuance to comply with applicable federal, state or local tax, securities or other laws or rules or applicable securities exchange requirements have been fulfilled.