Form 10-K/A
period 1996-03-29
INTERNATIONAL TECHNOLOGY CORP
filed 1996-07-29
CIK 731190

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 29, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

Commission file number 1-9037


                      INTERNATIONAL TECHNOLOGY CORPORATION

             (Exact name of Registrant as specified in its charter)

           Delaware                                    33-0001212
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

      23456 Hawthorne Boulevard
     Torrance, California                                  90505
(Address of principal executive offices)                 (ZIP CODE)

Registrant's telephone number, including area code:  (310) 378-9933


     The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended March 29, 1996 on Form 10-K as set forth in the pages attached hereto.

================================================================================

                                    PART I

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY
- -------

     The following table provides information as of July 25, 1996 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                                  Term as    First elected as
                                                                                  director  director or officer
            Name                 Age                 Position(1)                  expires     of the Company
- ------------------------------  ----  ------------------------------------------  --------  -------------------
Anthony J. DeLuca(1)             49   President and Acting Chief Executive
                                         Officer                                    1997            1990
Franklin E. Coffman              54   Senior Vice President, Government and          --             1984
                                         Commercial Program Development
James R. Mahoney                 57   Senior Vice President, Technical
                                         Operations and Corporate Development        --             1991
Raymond J. Pompe                 62   Senior Vice President, Project Operations      --             1988
Eric Schwartz                    49   Senior Vice President, Law and                 --             1992
                                         Administration, General Counsel
                                         and Secretary

- -------------
(1) Robert B. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. As of July 1, 1996, Anthony
    J. DeLuca was named as President and Acting Chief Executive Officer and a director of the Company.

     Mr. Coffman joined the Company in October 1984 as Vice President, Government Programs and was named Senior Vice President, Government and Commercial Program Development, in March 1995. Prior to joining the Company, Mr. Coffman served in various capacities for the Department of Energy including Deputy Assistant Secretary of Waste Management, Director of the Office of Advanced Nuclear Systems and Projects, and Director of the Division of Fusion Development and Technology. Previously, he was employed in the Atomic Energy Commission as Chief, Energy Research Development Agency, Fusion Systems and Applications -Applications Studies Branch, Washington, D.C. and as a health physicist.

     Mr. DeLuca was named President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a senior Partner at the public accounting firm Ernst & Young LLP.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------

     The directors of the Company serve for three-year terms which are staggered to provide for the election of approximately one-third of the Board members each year. Set forth in the following table is certain information about the directors.

                                                                                        Director of
                                                                            Term to     the Company
            Name                Age                Position                  expire        since
- -------------------------       ---   -----------------------------------  -----------  -----------
Donald S. Burns(1)(2)            70   Director                                1997          1989
Kirby L. Cramer(3)               59   Director                                1996          1995
Ralph S. Cunningham(1)(3)        55   Director                                1997          1981
Anthony J. DeLuca                49   Director, President and Acting Chief    1997          1996
                                         Executive Officer
E. Martin Gibson(1)(3)           58   Director and Chairman of the Board      1998          1994
                                         (non-officer position)
James C. McGill (1)(2)           52   Director                                1996          1990
W. Scott Martin(2)               46   Director                                1996          1994
Henry E. Riggs(2)                61   Director                                1998          1995
Jack O. Vance(3)                 71   Director                                1998          1987

- -----------
(1) Member of Nominating Committee.
(2) Member of Audit Committee.
(3) Member of Compensation Committee.

BACKGROUND OF THE DIRECTORS

     Mr. Burns has been Chairman, President and Chief Executive Officer of Prestige Holdings, Ltd., a property management and business consulting firm, since 1978. Mr. Burns serves on the Boards of Directors of ESI Corporation and International Rectifier Corporation.

     Mr. Cramer became a director of the Company on November 2, 1995. He is the Chairman Emeritus of Hazleton Laboratories Corporation, a contract biological and chemical research laboratory, which was acquired by Corning Incorporated in 1987. He is also Chairman of Northwestern Trust Company and is the President of Keystone Capital Company, an investment company. Mr. Cramer is a member of the University of Washington Foundation and also is Chairman of the Advisory Board of the University of Washington School of Business Administration. He is the past President and Trustee Emeritus of the Darden School Foundation of the University of Virginia. In addition, Mr. Cramer serves on the Boards of Directors of Immunex Corporation, Unilab Corporation, The Commerce Bank of Washington, N.A., Northwestern Trust Company, Landec Corporation, Advanced Technology Laboratories and Applied Bioscience International.

     Since May 1, 1995, Dr. Cunningham has served as President and Chief Executive Officer of CITGO Petroleum Corporation. From May 1994 to May 1995, he served as the Vice Chairman of the Board of Huntsman Corporation and Huntsman Specialty Chemicals Corporation. Prior to joining Huntsman in 1994 he served as the President of Texaco Chemical Company from 1990 to 1994 when Texaco Chemical Company was acquired by Huntsman Corporation in 1994. From 1989 to 1990, he was Chairman and Chief Executive Officer of Clark Oil Refining Corporation. In 1980, he joined Tenneco Oil Processing and Marketing as Executive Vice President and served as President of that company from 1982 to 1989. Dr. Cunningham served as the Company's Chairman of the Board of Directors from May 5, 1994 to January 5, 1995. Such position was a non-officer, non-employee position. Dr. Cunningham serves as a director of Viridan, Inc. (formerly Sherritt, Inc.), Enterprise Products Company, Huntsman Corporation, CITGO Petroleum Corporation and Bank of Oklahoma.

     Mr. DeLuca was named President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company, Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

     Mr. Gibson became a director of the Company on October 11, 1994 and was elected Chairman of the Board of Directors, a non-officer, non-employee position, on April 6, 1995. From 1990 until December 1994, Mr. Gibson served as Chairman of Corning Life Sciences, Inc., a subsidiary of Corning Incorporated. Mr. Gibson served in various other senior management capacities with Corning Incorporated during his 32 year career there, including as a Senior Vice President and General Manager of Corning Medical and Scientific Division from 1980 until 1983, and as Group President of Corning Consumer Products and Laboratory Sciences from 1983 until 1990. From 1983 to 1994, Mr. Gibson served on the Board of Directors of Corning Incorporated. Mr. Gibson also serves on the Boards of Directors of Hardinge, Inc. and NovaCare, Inc.

     Mr. Martin has been President of the Tulsa Loan Production Office of the First Bank & Trust Company, Wagoner, Oklahoma, since September 1994. He was the President, Chief Executive Officer and a member of the Board of Directors of WestStar Bank in Tulsa, Oklahoma, from 1984 until September 1994. He has also served as a member of the Boards of Directors of First Bank & Trust Company, Wagoner, Oklahoma, since 1974; of First Bank of Chandler, Chandler, Oklahoma, since 1977; and of First National Bank, Burkburnett, Texas, since 1983.

     Mr. McGill is currently, and has been for at least five years, a private investor. He served as Chairman of McGill Environmental Systems, Inc. from 1970 to 1987. Mr. McGill serves on the Board of Trustees of the University of Tulsa and on the Boards of Directors of four private corporations that are engaged in tax consulting, health care, pipeline construction and golf.

     Mr. Riggs became a director of the Company on November 2, 1995. He has been the President of Harvey Mudd College in Claremont, California since August 1, 1988. He was Vice President for Development of Stanford University from 1983 to 1988, and was Chairman of the Stanford University Department of Industrial Engineering and Engineering Management from 1978 to 1982. He is currently a director of several mutual funds managed by The Capital Group.

     Mr. Vance was a director of McKinsey & Company from 1960 until he retired on December 31, 1989. He currently serves as Managing Director of Management Research, Inc., a management consulting firm. Mr. Vance also serves as a member of the Boards of Directors of International Rectifier Corporation, The Olson Company, Vencor, Inc., ESCORP, University Restaurant Group, FCG Enterprises, Inc. and Semtech Corporation.

     See also "Executive Officers of the Company" in Part I, Item 4A of this report for certain information concerning the Company's executive officers.

COMPLIANCE WITH SECURITIES REPORTING REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose any noncompliance with those requirements during fiscal year 1996. Based solely upon a review of reports delivered to the Company, all Section 16(a) filing requirements were satisfied, except that (i) Mr. Murray Hutchison, who resigned from the Board of Directors in July 1995, filed one late report with respect to three transactions during October 1995 involving the sale of an aggregate of 23,480 shares of Common Stock in the aggregate, and (ii) Mr. James
C. McGill filed one late report with respect to his wife's inheritance of 1,000 of the Company's Depositary Shares (the "Depositary Shares"). Mr. McGill disclaims beneficial ownership of such Depositary Shares.

ITEM 11.  EXECUTIVE COMPENSATION
- --------

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual, long-term compensation and other compensation for services in all capacities to the Company for fiscal years 1996, 1995 and 1994 of those persons who were, as of March 29, 1996, the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Officers").

                                                                                        Long Term Compensation
                                                                                     --------------------------
                                                 Annual Compensation                           Awards
                                       ----------------------------------------      --------------------------

                                                                   Other Annual       Restricted     Securities      All Other
          Name and                                                    Compen-           Stock        Underlying       Compen-
     Principal Position         Year   Salary($)   Bonus($)(4)     sation($)(5)      Awards($)(6)    Options (#)    sation($)(7)
- ----------------------------    ----   ---------   -----------     ------------      ------------    -----------    ------------
Robert B. Sheh (1)              1996   $450,000    $ 26,578          $      0             $475,000             0     $ 52,100
  President and                 1995    450,000     225,000                 0               74,993       150,000       34,519
  Chief Executive Officer       1994    450,000           0           175,449                    0        50,000      103,219
Anthony J. DeLuca (2)           1996    270,400      12,776                 0              296,875             0       17,732
  Senior Vice President         1995    270,400     108,160                 0              173,550        77,000       16,519
  and Chief Financial Officer   1994    268,667           0                 0                    0        22,000       34,759
James R. Mahoney                1996    260,000      12,285                 0              118,750             0       28,579
  Senior Vice President,        1995    256,925     104,000                 0              172,163        77,000       20,330
  Technical Operations and      1994    232,834           0             5,630                    0        22,000       32,420
  Corporate Development
Eric Schwartz                   1996    250,000      11,813                 0              268,750             0       17,575
  Senior Vice President,        1995    250,000     100,000                 0               33,330        77,000       11,488
  Law and Administration        1994    245,834           0                 0                    0        22,000        2,828
  General Counsel and
  Secretary
Raymond J. Pompe(3)             1996    206,691       9,923                 0              118,750             0       16,250
  Senior Vice President         1995    192,992      57,000                 0              156,498        35,000       11,328
  Project Operations            1994    165,692           0                 0                    0        18,000        8,423
                                ----   --------    --------          --------             --------       -------     --------

- -----------
(1) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Termination of Employment Arrangements - Sheh Agreement."

(2) As of July 1, 1996, Mr. DeLuca was named as President and Acting Chief Executive Officer and a director of the Company.

(3) Mr. Pompe, who joined the Company on September 1, 1988, was promoted to the position of Senior Vice President, Project Operations in March 1995.

(4) Bonus amounts are reported in the fiscal year they are earned or accrued, even though the actual cash payment for the fourth quarter may be made in the next fiscal year. All bonus amounts reported for fiscal year 1995 include all cash bonus amounts paid, earned or accrued for the fiscal year even though the actual cash payment for the fourth quarter were actually paid in fiscal year 1996. In lieu of additional cash, each Named Officer also received an award of restricted stock in fiscal year 1996 attributable to the fiscal year 1995 incentive compensation plan. The value of such restricted stock awards is reported in this table under Restricted Stock Awards in 1995. The total value of bonuses, including the aforementioned restricted stock awards, earned in fiscal year 1995, by each of the Named Officers are as follows: Mr. Sheh, $299,993; Mr. DeLuca, $144,210; Mr. Mahoney, $138,663; Mr. Schwartz, $133,330; and Mr. Pompe, $75,998.

(5) The dollar value of perquisites and other personal benefits, if any, for each of the Named Officers, except Mr. Sheh and Mr. Mahoney in 1994 was less than the reporting thresholds established by the SEC. The amount shown for Mr. Sheh in fiscal year 1994 includes (i) $58,171 for a tax gross up on the relocation expenses reported under Other Annual Compensation, and (ii) $95,794 for club memberships; all in accordance with terms of agreements between the Company and Mr. Sheh. Of the $95,794 reported for club memberships, $25,000 was a one-time non-refundable admission fee and $59,400 is a membership fee. Mr. Sheh was permitted to retain such membership upon his resignation as President and Chief Executive Officer. See "Termination of Employment Arrangements - Sheh Agreement." The amount shown for Mr. Mahoney for fiscal year 1994 is a tax gross up on relocation expenses reported under Other Annual Compensation; all in accordance with the terms of agreements between the Company and Mr. Mahoney. The amount shown for Mr. Sheh in fiscal year 1995 includes $18,903 of imputed interest on an interest-free loan to purchase a residence. See "Termination of Employment Arrangements - Sheh Agreement."

(6) 50,000 shares of restricted stock were awarded to each of Messrs. DeLuca, Mahoney and Pompe on March 2, 1995, with a fair market value of $2.75 per share on the date of grant. 50,000 shares of restricted stock were awarded to Mr. Schwartz on June 1, 1995, with a fair market value of $3.00 per share on the date of the grant. The shares vest in 20% increments over five years provided that Messrs. Mahoney, DeLuca, Pompe and Schwartz remain employed by the Company on the vesting dates. In lieu of cash, each Named Officer received awards of restricted stock in connection with a fiscal year 1995 incentive compensation plan. A total of 63,371 shares of restricted stock were awarded to the Named Officers on July 5, 1995 with a fair market value of $3.125 per share. The shares awarded were as follows: Mr. Sheh, 23,998 shares; Mr. DeLuca, 11,536 shares; Mr. Mahoney, 11,092 shares; Mr. Schwartz, 10,666 shares; and Mr. Pompe, 6,079 shares. The restrictions on the shares will lapse three years from the date of award provided that each Named Officer remains employed by the Company at that date. On March 28, 1996, the following number of restricted shares were issued to the Named Officers, with a fair market value of $2.375 per share on the date of grant: Mr. Sheh, 200,000 shares (which shares were returned to the Company pursuant to Mr. Sheh's separation agreement with the Company (see "Termination of Employment Arrangements - Sheh Agreement")); Mr. DeLuca, 125,000 shares; Mr. Mahoney, 50,000 shares; Mr. Schwartz, 50,000 shares; and Mr. Pompe, 50,000 shares. The restrictions on the shares will lapse upon the earlier of: (i) attainment of an average $4.00 or greater price of the Company's Common Stock for any period of sixty consecutive calendar days; (ii) four years from the date of issuance of the restricted shares; or (iii) upon death, disability or retirement of the holder or a change of control (as defined).

(7) For 1994, the amount shown for Mr. Sheh includes $83,679 in moving expenses in accordance with the terms of an agreement between the Company and Mr. Sheh, $10,000 for partial principal forgiveness on a relocation loan to purchase a residence and $9,540 of life insurance premiums in excess of $50,000. The amount shown for Mr. DeLuca includes $23,400 paid for accrued but unused vacation, $1,925 of life insurance premiums in excess of $50,000 and $9,434 for the

 Company's contribution to the Company's Retirement Plan, a defined contribution plan. Plan participants are fully vested in the plan following six years of service. The amount shown for Mr. Mahoney includes $13,091 in previously unreimbursed moving expenses in connection with his relocation to Southern California, $10,000 for partial principal forgiveness on a relocation loan to purchase a residence, $9,119 for the Company's contribution to the Company's Retirement Plan and $210 of life insurance premiums in excess of $50,000. The amounts shown for Messrs. Pompe and Schwartz include $1,878 and $2,828, respectively, of life insurance premiums in excess of $50,000. For 1995, the amount shown for Mr. Sheh includes $6,572 for the Company's contribution to the Company's Retirement Plan, $10,000 for partial principal forgiveness on a relocation loan to purchase a residence and $17,947 of life insurance premiums in excess of $50,000. The amount shown for Mr. DeLuca includes $6,608 for the Company's contribution to the Company's Retirement Plan, $5,200 paid for accrued but unused vacation and $4,711 of life insurance premiums in excess of $50,000. The amount shown for Mr. Mahoney includes $6,599 for the Company's contribution to the Company's Retirement Plan, $3,731 of life insurance premiums in excess of $50,000 and $10,000 for partial principal forgiveness on a relocation loan to purchase a residence. The amounts shown for Mr. Schwartz and Mr. Pompe represent $4,916 and $4,711, respectively, of life insurance premiums in excess of $50,000 and the Company's contributions to the Company's Retirement Plan. For 1996, the amount shown for Mr. Sheh includes $9,003 for the Company's fixed and 401(k) Company matching contributions to the Company's Retirement Plan, $10,000 for partial forgiveness on a relocation loan to purchase a principal residence and $20,034 of life insurance premiums in excess of $50,000. The amounts shown for Messrs. DeLuca, Schwartz and Pompe represent $5,798, $5,177 and $5,706, respectively, of life insurance premiums in excess of $50,000 and the Company's contributions to the Company's Retirement Plan for the Company's fixed and 401(k) Company matching contributions. The amount shown for Mr. Mahoney includes $7,498 for the Company's Contributions to the Company's Retirement Plan for the Company's fixed and 401(k) Company matching contributions, $10,000 for partial forgiveness on a relocation loan to purchase a principal residence and $5,990 of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers pay the cost for all life insurance premiums for coverage in excess of one and one-half times their salary, as do all salaried employees. In addition, each of the Named Officers received in fiscal year 1996 a contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, as follows: Mr. Sheh, $13,063; Mr. DeLuca, $5,475; Mr. Mahoney, $5,091; Mr. Schwartz, $4,722; and Mr. Pompe, $3,334. STOCK OPTION GRANTS IN LAST FISCAL YEAR No stock options were granted to any of the Named Officers during the last fiscal year. No stock appreciation rights ("SARs") were granted during the last fiscal year or at any time under either the 1983 Stock Incentive Plan (the "1983 Plan") or the 1991 Stock Incentive Plan (the "1991 Plan").

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR AND OPTION VALUES AT END OF LAST FISCAL YEAR

     The following table provides information with respect to the exercise of stock options during the fiscal year ended March 29, 1996 by the Named Officers, and with respect to unexercised "in-the-money" stock options outstanding as of March 29, 1996. In-the-money stock options are options for which the exercise price is less than the market price of the underlying stock at the end of the fiscal year. No executive officer or any other employee of the Company held or exercised any SARs at any time during fiscal year 1996.

                                                              Number of Securities
                                                            Underlying Unexercised          Value of Unexercised
                                                          Options at Fiscal Year End       In-the-Money Options at
                        Shares Acquired                          (in shares)                Fiscal Year End($)(2)
                              on             Value      ------------------------------   ---------------------------
NAME                       Exercise       Realized($)   Exercisable   Unexercisable(3)   Exercisable   Unexercisable
                        ---------------   -----------   -----------   ----------------   -----------   -------------
Robert B. Sheh (1)....        0               $0          250,000         200,000             $0           $0
Anthony J. DeLuca.....        0                0          107,250          78,750              0            0
James R. Mahoney......        0                0           85,250          76,750              0            0
Eric Schwartz.........        0                0           67,750          81,250              0            0
Raymond J. Pompe......        0                0           36,020          43,250              0            0

- -----------
(1) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Termination of Employment Arrangements - Sheh Agreement."

(2) Represents the difference between the $2.50 closing market price of the Company's Common Stock at March 29, 1996, minus the exercise price of the options.

(3) Messrs. DeLuca, Mahoney and Schwartz's options with respect to 7,500 shares, 6,000 shares and 6,000 shares, respectively, have vested as a result of the passage of time but may not be exercised unless the Company's stock price increases to certain predetermined levels. Because this condition has not been satisfied and the options therefore are not vested, such options are not included in the "Beneficial Ownership of Shares" table in Item 12.

COMPENSATION OF DIRECTORS

     Retainer Fees. Non-employee directors receive a retainer fee of $5,000 per quarter, $1,000 for each Board or committee meeting attended, $500 for each telephonic Board or committee meeting attended (reduced from $1,000 previously), $500 per day for travel on business days and reimbursement of air travel and other expenses incurred in connection with attending Board or committee meetings. Committee chairmen receive $1,500 for each committee meeting attended and $750 for each telephonic committee meeting attended (reduced from $1,500 previously). The fees paid for meeting attendance are limited to no more than one committee meeting for all committee meetings held in tandem with a Board meeting, regardless of the actual number of committee meetings attended. Additionally, in order to more closely align the compensation of the Board members with the interests of Company's stockholders, effective with the third quarter of fiscal year 1996, the quarterly retainer fee payable to each director for the third quarter of each fiscal year is paid in the form of shares of Common Stock, rather than in cash. Such shares are purchased by the Company in the open market and reissued to directors in order to avoid dilution to the Company's stockholders.

     Chairman of the Board. Mr. E. Martin Gibson was elected on April 6, 1995 as Chairman of the Board, which is a non-officer, non-employee position. In lieu of the non-employee director fees described above, Mr. Gibson receives compensation at the rate of $120,000 per year. Mr. Gibson serves as a member or ex-officio member of all committees of the Board and spends significant time on Company matters.

     Stock Options. Prior to expiration of the 1991 plan on March 31, 1996, each non-employee director also received automatic grants of nonqualified stock options under the 1991 plan, to purchase 20,000 shares of Common Stock upon his initial election as a director plus options to purchase an additional 10,000 shares of Common Stock at each subsequent annual meeting after having served at least six months. Because the 1991 Plan has expired, no additional awards may be made including option grants to the non-employee directors. The non-employee director options that are outstanding have an exercise price equal to the fair market value of Common Stock at the date of grant; become exercisable in installments of 25% on each of the first four anniversaries of the date of grant; have a five-year term; and terminate when the holder ceases to be a director unless due to death, disability or retirement. All such grants were subject to the limitation that a non-employee director may not hold, at any time, nonqualified stock options to purchase a number of shares that, when added to all shares previously purchased by such director under the 1983 plan or 1991 plan, exceeds 50,000 shares. At the time the 1991 Plan expired, there were 502,205 shares remaining available for grant under the 1991 Plan, none of which were or will be granted.

     Retirement Plan. Non-employee directors qualify for five years of retirement payments if on retirement (i) they have five years of Board service (in which case payments would begin at age 70, or upon retirement if the director is between 70 and 73 when he retires) or (ii) they have ten years of Board service (in which case payments would begin at age 65, or upon retirement if the director is between 65 and 73 when he retires). However, directors who served or have served continuously from December 4, 1984 to retirement are not subject to such requirements and have qualified for the retirement plan, provided that they retire at the conclusion of the annual meeting following the date they reach age 75 unless the Board otherwise provides. In the event of an eligible director's death, the director's beneficiary will be entitled to receive a lump sum payment of the amount that would otherwise have been payable to the director, less any amounts previously paid under the plan. In the event of a director's disability or a change of control (as defined in the plan) pursuant to which a director elects not to remain on the Board, the service and age requirements are waived. Payment will be made in the normal manner upon disability or in a lump sum if a director elects not to remain on the Board in the event of a change of control. The annual retirement amount is equal to the retainer fee and the meeting and committee fees paid for a normal schedule of meetings during a fiscal year (or the actual schedule of meetings during the 12-month period prior to such director's retirement, if such schedule would result in higher retirement benefits), as determined in accordance with the Board's retirement plan. Additionally, former employees of the Company become eligible to participate in the plan once they have completed five years of service as a non-employee director.

TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Severance Benefit Agreements. The Company currently maintains change in control severance benefit agreements (the "Severance Agreements") with certain executive officers. The Severance Agreements generally have a two-year term. The persons with whom the company has entered into Severance Agreements are Anthony
J. DeLuca, James R. Mahoney and Eric Schwartz expiring on April 2, 1998, September 15, 1997 and September 15, 1997, respectively.

     The Severance Agreements provide, upon the occurrence of certain events, for the payment of lump sum cash compensation equal to 2.99 times the executive officer's annual base salary and the highest aggregate cash bonus paid to the executive officer in the preceding three fiscal years (subject to reduction in certain circumstances, including the limitation that the Company's aggregate severance liability shall not exceed 5% of the Company's market capitalization (as defined in the Severance Agreements). The Company is obligated to pay such compensation to the executive officer if a change in control of the Company as defined in the Severance Agreements occurs and the officer's employment subsequently is terminated by the Company or by the officer for specified reasons. The Severance Agreements also provide that the Company will arrange in such event to provide the officer for two years with disability, life, accident and health insurance substantially similar to those insurance benefits being received by the officer at the time of the termination of employment. The Severance Agreements generally have a two-year term if no change in control of the Company occurs. If there is a change in control of the Company, the Severance Agreements remain in effect for three years from the date of the change in control if it has not been approved by the Board of Directors and for two years if the change in control has been approved by the Board of Directors. If the Severance Agreements had been triggered as of July 1, 1996, the lump sum cash compensation payable to Messrs. DeLuca, Mahoney and Schwartz would have been $915,716, $848,826 and $869,285, respectively.

     The purpose of the Severance Agreements is to continue to attract and retain well-qualified executives and key personnel who are an integral part of the management of the Company and whose performance is considered critical to the future success of the Company. To this end, the Severance Agreements are intended to protect the continued employment of such executives and key personnel which would be at risk in the event of a change in control and to provide an incentive to such executives and key personnel to remain in the employ of the Company, notwithstanding the uncertainty in job security caused by an actual or threatened change in control.

     Sheh Agreement. Mr. Robert B. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996. Pursuant to the terms of an agreement between the Company and Mr. Sheh, Mr. Sheh will continue to be treated as an employee of the Company until June 26, 1998, but will have no further duties or responsibilities to the Company. Pursuant to the agreement, until June 26, 1998, Mr. Sheh will continue to be paid $450,000 per annum and will receive a car allowance of $5,850 per annum. Mr. Sheh will also receive a one-time payment of $40,300 for accrued but unused vacation. Additionally, a relocation loan made by the Company to Mr. Sheh with an outstanding principal amount of $150,000 was forgiven. Mr. Sheh will retain a club membership in his name for which the Company has previously paid admission and membership fees. Mr. Sheh remains eligible for certain insurance benefits and is entitled to certain other benefits until the earlier of June 26, 1998 or the date on which Mr. Sheh becomes a full-time employee of another company. Under the agreement, 23,998 shares of restricted Common Stock awarded to Mr. Sheh in July 1995 will become fully vested on June 26, 1998, and options to purchase a total of 450,000 shares of Common Stock will continue to vest in accordance with the terms of the applicable stock option agreements and will become fully vested on April 27, 1998. Finally, 200,000 shares of restricted stock awarded to Mr. Sheh in March 1996 were returned to the Company.

     Hart Agreement. Mr. Larry M. Hart resigned as Senior Vice President and Chief Operating Officer of the Company effective as of October 1, 1995. Pursuant to the terms of an agreement between the Company and Mr. Hart, Mr. Hart will remain an employee of the Company until the earlier of his resignation of employment, his obtaining full-time, permanent employment with another company, or November 1, 1996. Pursuant to the agreement, the Company paid Mr. Hart an aggregate of $535,770 in salary and severance payments. Additionally, a relocation loan made by the company to Mr. Hart remains outstanding, with no interest accruing or payable from October 1, 1995 until September 30, 1996. The loan will become due and payable upon the earlier of the sale of the principal residence purchased with the relocation loan or October 1, 1997. Additionally, pursuant to the agreement, Mr. Hart remains eligible for certain insurance benefits, until the termination of his employment and is entitled to certain other benefits. Finally, under the agreement, 15,998 shares of restricted Common Stock and options to purchase a total of 280,000 shares of Common Stock will become fully vested upon Mr. Hart's termination of his employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------

                         BENEFICIAL OWNERSHIP OF SHARES

     The following table sets forth information as of July 10, 1996 with respect to beneficial ownership of (i) the Company's Common Stock and (ii) the Company's Depositary Shares, each representing 1/100 of a share of 7% Cumulative Convertible Exchangeable Preferred Stock, par value $100.00 per share (the "Preferred Stock"), by (a) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock or Depositary Shares and as of July 10, 1996, (b) each director, (c) the Named Officers listed in the Summary Compensation Table in Item 11, and (d) all directors and persons serving as executive officers as a group.

                                                                                     Amount and nature
                                  Amount and nature of         Percent of Common       of beneficial         Percent of
                                 beneficial ownership of      Stock beneficially       ownership of      Depositary Shares
Name and Address                   Common Stock(1)(2)              owned(2)          Depositary Shares   beneficially owned
- ----------------                 -----------------------      ------------------     -----------------   ------------------
Wisconsin Investment
  Board (3).....................       3,551,800                      9.93%                    --                --
Dimensional Fund Advisors.......       1,884,300                      5.27                     --                --
  Inc. (4)
Donald S. Burns.................          26,481                       *                       --                --
Kirby L. Cramer.................          43,808                       *                   10,000                 *
Ralph S. Cunningham.............          16,981                       *                       --                --
E. Martin Gibson................          28,904                       *                    5,000                 *
W. Scott Martin.................          48,981( 5)                   *                       --                --
James C. McGill.................          93,614( 6)                   *                    1,000                 *
Henry E. Riggs..................          20,000                       *                       --                --
Robert B. Sheh (7)..............         628,002                      1.70                  5,000                 *
Jack O. Vance...................          18,331( 8)                   *                       --                --
Anthony J. DeLuca...............         315,257                       *                       --                --
James R. Mahoney................         233,547                       *                       --                --
Raymond J. Pompe................         160,802                       *                       --                --
Eric Schwartz...................         211,635                       *                    1,200                 *
All directors and executive
  officers as a group
  (15 persons)..................       1,975,705                      5.40%                22,200                 *

- ----------
*   Less than 1%

(1) The number of shares of the Common Stock beneficially owned includes shares of the Common Stock in which the persons set forth in the table have either investment or voting power. Unless otherwise indicated, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power, subject to community property laws where applicable. The number of shares beneficially owned also includes shares that the following individuals have the right to acquire within sixty days of July 10, 1996 upon exercise of stock options (and conversion of Depositary Shares in the case of Messrs. Cramer, Gibson, McGill, Sheh and Schwartz) in the following amounts: (i) 25,000 shares as to Mr. Burns, (ii) 0 shares upon exercise of options and 42,808 shares upon conversion of Depositary Shares as to Mr. Cramer, (iii) 12,500 shares as to

    Dr. Cunningham, (iv) 7,500 shares upon exercise of options and 21,404 shares upon conversion of the Depositary Shares as to Mr. Gibson, (v) 12,500 shares as to Mr. Martin, (vi) 25,000 shares upon exercise of options and 4,281 shares upon conversion of the Depositary Shares as to Mr. McGill, (vii) 0 shares as to Mr. Riggs, (viii) 362,500 shares upon exercise of options and 21,404 shares upon conversion of Depositary Shares as to Mr. Sheh, (ix) 15,000 shares as to Mr. Vance, (x) 132,000 shares as to Mr. DeLuca, (xi) 110,000 shares as to Mr. Mahoney, (xii) 43,000 shares as to Mr. Pompe and
    (xiii) 92,500 shares upon exercise of options and 5,136 shares upon conversion of Depositary Shares as to Mr. Schwartz.

(2) For the purposes of determining the number of shares of Common Stock beneficially owned as well as the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares is divided by the sum of the number of outstanding shares of the Common Stock on July 10, 1996 plus (i) the number of shares of Common Stock subject to options exercisable currently or within 60 days of July 10, 1996 by such person or group, and/or (ii) shares of Common Stock into which persons who hold Depositary Shares or other securities may convert the Preferred Stock represented by such Depositary Shares (or otherwise obtain Common Stock), in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended ("Rule 13d-3(d)(1)").

(3) Such information is derived solely from a Schedule 13G filed by such beneficial owner with the Securities and Exchange Commission (the "SEC") dated February 7, 1996. The address of the Wisconsin Investment Board set forth in its Form 13G is P.O. Box 7842, Madison, Wisconsin 53707.

(4) Such information is derived solely from a Schedule 13G dated February 7, 1996 filed by such beneficial owner with the SEC. The address of Dimensional Fund Advisors Inc. set forth in its Form 13G is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(5) Includes 5,000 shares owned by Martcon, Inc., a company owned by Mr. Martin. Mr. Martin disclaims beneficial ownership of such shares.

(6) Includes 4,000 shares of Common Stock and 1,000 Depositary Shares (convertible into 4,281 shares of Common Stock) owned by Mr. McGill's wife, as to which Mr. McGill has no voting or dispositive power, and 5,000 shares owned by McGill Resources, Inc., a company owned by Mr. McGill. Mr. McGill disclaims beneficial ownership of all such shares.

(7) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Termination of Employment Arrangements - Sheh Agreement" in Item 11.

(8) Includes 300 shares owned by Mr. Vance as a custodian under the California Uniform Gifts to Minors Act. Mr. Vance disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------

     Relocation Loans. In certain circumstances, the Company has granted and may in the future grant interest-free loans to executive officers, officers and certain other employees principally for real estate purchases in connection with Company-initiated transfers to a new location. All loans are approved by the compensation committee and are secured by the principal residence of the individual. Mr. James R.

Mahoney, Senior Vice President, entered into a relocation loan arrangement with the Company with an original principal amount of $200,000 and secured by a deed of trust on his personal residence. The loan will remain interest free so long as Mr. Mahoney remains an employee. Beginning December 31, 1991 and on each December 31st thereafter until the due date of the loan, 5% of the original principal amount (to a maximum of 50% of the original principal amount) was scheduled to be forgiven by the Company, provided Mr. Mahoney remains employed by the Company. The loan to Mr. Mahoney is due and payable on December 31, 2000. Additionally, Mr. Mahoney has agreed to repay the remaining 50% of the original principal amount in installments related to the issuance of awards under the Company's incentive compensation plan. Since no bonuses were awarded or paid under the Company's incentive compensation plan during fiscal years 1993 and 1994, Mr. Mahoney was not required to make any installment payments to the Company in those years. During the fiscal year ended March 29, 1996, (i) Mr. Mahoney repaid $7,549 of the loan, and (ii) the maximum amount owed by Mr. Mahoney to the Company under the loan was $150,000. As of March 29, 1996, the principal amount outstanding for Mr. Mahoney's loan was $132,451.

     Indemnification. The General Corporation Law of the State of Delaware, the state of incorporation of the Company, and the bylaws of the Company provide for indemnification of directors and officers. Section 145 of the Delaware General Corporation Law provides generally that a person sued as a director, officer, employee or agent of a corporation may be indemnified by the corporation for reasonable expenses, including attorneys' fees, if, in cases other than actions brought by or in the right of the corporation, he or she has acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation (and in the case of a criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful). Section 145 provides that no indemnification for any claim or matter may be made, in the case of an action brought by or in the right of the corporation, if the person has been adjudged to be liable, unless the Court of Chancery or other court determines that indemnity is fair and reasonable despite the adjudication of liability. Indemnification is mandatory in the case of a director, officer, employee or agent who has been successful on the merits, or otherwise, in defense of a suit against him or her. The determination of whether a director, officer, employee or agent should be indemnified must be made by a majority of disinterested directors, independent legal counsel or the stockholders.

     Directors and officers of the Company are covered under policies of directors' and officers' liability insurance. The directors and all officers serving the Company as Senior Vice President or in a higher position are parties to Indemnity Agreements (the "Indemnity Agreements"). The Indemnity Agreements provide indemnification for the directors and covered officers in the event the directors' and officers' liability insurance does not cover a particular claim for indemnification or if such a claim or claims exceed the limits of such coverage. The Indemnity Agreements are generally intended to provide indemnification for any amounts a director or covered officer is legally obligated to pay because of claims arising out of the director's or officer's service to the Company.

     Additionally, in 1987 the Company's Certificate of Incorporation was amended with the approval of stockholders to provide that its directors are not to be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty to the fullest extent permitted by law. This provision is intended to allow the Company's directors the benefit of the Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duty of care, except under certain circumstances, including breach of the director's duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law or any transaction from which the director derived an improper personal benefit.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- --------
ON FORM 8-K

     3.   Exhibits

          These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit
          Number         Description
          ------         -----------

          10(iii) 17. Separation Agreement dated as of July 1, 1996 between Registrant and Robert B. Sheh. (9)

                         18. Separation Agreement dated October 1, 1995 between Registrant and Larry M. Hart. (9)

            ________________

            (9) Filed as a management compensation plan or arrangement per
                Item 14(a)(3) of the Securities Exchange Act.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended March 29, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized in Torrance, California on the 29th day of July, 1996.

                                        INTERNATIONAL TECHNOLOGY CORPORATION

                                        By: /s/ Anthony J. DeLuca
                                            --------------------------------
                                            Anthony J. DeLuca
                                            President and Acting Chief Executive
                                            Officer