Form 10-Q
period 1996-06-28
INTERNATIONAL TECHNOLOGY CORP
filed 1996-08-12
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For quarter ended June 28, 1996
                                        OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________to______________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No...

At July 31, 1996 the registrant had issued and outstanding an aggregate of 36,602,401 shares of its common stock.

               INTERNATIONAL TECHNOLOGY CORPORATION

              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED JUNE 28, 1996




PART I.   FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
    Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheets
             as of June 28, 1996 (unaudited) and
             March 29, 1996.                                           3

             Condensed Consolidated Statements of Operations
             for the First Fiscal Quarters ended June 28, 1996
             June 30, 1995 (unaudited).                                4

             Condensed Consolidated Statements of Cash Flows
             for the First Fiscal Quarters ended June 28, 1996
             and June 30, 1995 (unaudited).                            5

             Notes to Condensed Consolidated Financial
             Statements (unaudited).                                 6-7

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition.         8-16


PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings.                                       17

    Item 6.  Exhibits and Reports on Form 8-K.                        18

             Signatures.                                              19

                              PART I

Item 1.   Financial Statements.

               INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   June 28,    March 29,
                                                     1996        1996
                                                  ----------   ---------
                                                 (Unaudited)
                                                      (In thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents                         $ 25,104   $ 24,493
  Restricted cash                                      3,977          -
  Receivables, net                                   112,847    126,832
  Prepaid expenses and other current assets            4,638      4,315
  Deferred income taxes                               12,149     12,149
                                                     -------    -------
     Total current assets                            158,715    167,789
Property, plant and equipment, at cost:
  Land and land improvements                           1,780      1,783
  Buildings and leasehold improvements                10,955     10,961
  Machinery and equipment                            144,695    144,218
                                                     -------    -------
                                                     157,430    156,962
     Less accumulated depreciation and amortization  104,559    101,201
                                                     -------    -------
      Net property, plant and equipment               52,871     55,761
Investment in Quanterra                               13,450     12,975
Other assets                                          38,017     37,084
Long-term assets of discontinued operations           41,705     41,705
                                                     -------    -------
  Total assets                                      $304,758   $315,314
                                                     =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 23,322   $ 27,091
  Accrued liabilities                                 31,279     32,157
  Billings in excess of revenues                       1,062      2,044
  Short-term debt, including current portion of
    long-term debt                                    65,259         97
  Net current liabilities of discontinued operations  17,094     17,226
                                                     -------    -------
     Total current liabilities                       138,016     78,615
Long-term debt                                           392     65,611
Long-term accrued liabilities of
  discontinued operations                             22,610     24,771
Other long-term accrued liabilities                    5,351      5,452
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value;
    180,000 shares authorized; 24,000 shares
    issued and outstanding                             2,400      2,400
  Common stock, $1 par value; 100,000,000 shares
    authorized; 36,601,778 and 36,598,207 shares
    issued and outstanding, respectively              36,602     36,598
  Treasury stock, at cost (27,811 shares)                (84)       (84)
  Additional paid-in capital                         170,069    169,958
  Deficit                                            (70,598)   (68,007)
                                                     -------    -------
     Total stockholders' equity                      138,389    140,865
                                                     -------    -------
  Total liabilities and stockholders' equity        $304,758   $315,314
                                                     =======    =======

                     See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)


                                               First fiscal quarter ended
                                               --------------------------
                                               June 28,          June 30,
                                                 1996              1995
                                                -------           -------
                                                      (Unaudited)

Revenues                                       $ 81,416          $100,292

Cost and expenses:
  Cost of revenues                               73,637            83,348
  Selling, general and administrative expenses    9,080            10,023
                                                -------           -------
Operating income (loss)                          (1,301)            6,921
Equity in net loss of Quanterra                       -              (955)
Interest, net                                    (1,356)           (1,991)
                                                -------           -------
Income (loss) before income taxes                (2,657)            3,975
(Provision) benefit for income taxes              1,116            (1,630)
                                                -------           -------
Net income (loss)                                (1,541)            2,345
Less preferred stock dividends                   (1,050)           (1,050)
                                                -------           -------
Net income (loss) applicable to common stock   $ (2,591)         $  1,295
                                                =======           =======
Net income (loss) per share                    $   (.07)         $    .04
                                                =======           =======

                         See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                               First fiscal quarter ended
                                               --------------------------
                                               June 28,          June 30,
                                                 1996               1995
                                               -------            -------
                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                            $ (1,541)         $  2,345
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Equity in net loss of Quanterra                 -               955
      Depreciation and amortization               4,027             3,874
      Deferred income taxes                      (1,225)            1,554
  Changes in assets and liabilities,
    net of effects from acquisitions
    and dispositions of businesses:
      Decrease (increase) in receivables, net    13,985            (1,951)
      Increase in prepaid expenses and other
        current assets                             (323)             (537)
      (Decrease) increase in accounts payable    (3,769)              813
      Decrease in accrued liabilities              (878)               (5)
      Decrease in billings in excess of
        revenues                                   (982)           (1,822)
      Decrease in other long-term accrued
        liabilities                                (101)             (171)
                                                -------           -------
  Net cash provided by operating activities       9,193             5,055
Cash flows from investing activities:
  Capital expenditures                             (592)           (1,868)
  Investment in Quanterra                          (475)                -
  Restricted cash                                (3,977)                -
  Other, net                                       (148)             (574)
  Investment activities of discontinued
    operations                                   (2,293)           (2,522)
                                                -------           -------
  Net cash used for investing activities         (7,485)           (4,964)
Cash flows from financing activities:
  Repayments of long-term borrowings                (57)          (10,933)
  Long-term borrowings                                -            13,000
  Dividends paid on preferred stock              (1,050)           (1,050)
  Repurchases of common stock                         -              (740)
  Issuances of common stock                          10               150
                                                -------           -------
  Net cash (used for) provided by
    financing activities                         (1,097)              427
                                                -------           -------
Net increase in cash and cash equivalents           611               518
Cash and cash equivalents at beginning
  of period                                      24,493             6,547
                                                -------           -------
Cash and cash equivalents at end of period     $ 25,104          $  7,065
                                                =======           =======

                     See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the first fiscal quarter ended June 28, 1996, pursuant to the rules of the Securities and Exchange Commission.
     The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain informa-tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996. The results of operations for the fiscal period ended June 28, 1996 are not necessarily indicative of the results for the full fiscal year.

2. For the first fiscal quarters ended June 28, 1996 and June 30, 1995, the Company had an effective income tax benefit rate of 42% and an income tax rate of 41%, respectively, both of which exceed the 34% federal statu-tory rate primarily due to state income taxes and nondeductible expenses.

3.   Net income (loss) per common share is computed by dividing net income
     (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

                                       Average common and common
          Fiscal quarter ended       equivalent shares outstanding
          ____________________       _____________________________

               June 28, 1996                 36,601,836
               June 30, 1995                 35,758,245

     Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

4. In anticipation of the loss reported by the Company for its current first fiscal quarter, the Company, prior to June 28, 1996, obtained a waiver through August 1996 of certain covenants in its lending arrange-ments which allows it to maintain compliance with those arrangements as of the end of the first quarter of fiscal year 1997. In connection with this waiver, the Company has agreed to restrict the usage of its credit line to letters of credit during the period of the waiver. The Company is negotiating with its lenders additional modifications to the lending arrangement which will be required upon the expiration of the waiver. In the event such modifications are not obtained, there would be a material adverse effect on the consolidated financial condition of the Company. Additionally, due to the short-term nature of the waiver, the Company's $65,000,000 senior secured notes, which otherwise would have been classi-fied as long-term, have been classified as current in the June 28, 1996 condensed consolidated balance sheet.

5. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of June 28, 1996, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1996, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefit of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier

              INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)


     sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party
     (PRP). At June 28,1996, the Company's condensed consolidated balance sheet included accrued liabilities of $39,704,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

     The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss has been currently evaluated in light of developments since the adoption of the divestiture plan and management believes the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significant-ly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition of the Company.

6. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for information regarding the legal proceedings of the discon-tinued operations of the Company.

7.   Unbilled receivables of $21,063,000 at June 28, 1996 ($20,945,000 at
     March 29, 1996) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

     Included in unbilled receivables at June 28 and March 29, 1996 is approximately $8,500,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation.

8. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted SFAS No. 121 in the first quarter of fiscal year 1997 which did not result in any material impact on the results of operations or financial position of the Company. Long-term assets of discontinued operations are accounted for under APB Opinion No. 30, "Reporting the Results of Operations," and are not subject to SFAS No. 121.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

                 FOR QUARTER ENDED JUNE 28, 1996

RESULTS OF OPERATIONS

Overview
- --------

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

Revenues
- --------

The Company experienced an 18.8% decrease in revenues from $100,292,000 in the first quarter of fiscal year 1996 to $81,416,000 in the first quarter of fiscal year 1997, primarily reflecting weak demand throughout the industry, combined with ongoing delays in the funding of major existing U.S. Department of Defense contracts. Although revenues are expected to increase progressively from the first quarter level over the course of the year, the impact of the difficult industry-wide trends is expected to cause the Company to continue to show a year-to-year decline in revenues in its second fiscal quarter and possibly beyond.

The following table shows, for the first fiscal quarters ended June 28, 1996 and June 30, 1995, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues:

                                                  Fiscal quarter ended
                                               --------------------------
                                                June 28,         June 30,
Source                                            1996             1995
                                                -------           -------

  Federal government:
     U.S. Department of Defense (DOD).......        46%              50%
     U.S. Department of Energy (DOE)........        14               12
     Other federal agencies.................         2                4
                                                  ----             ----
                                                    62               66

  State and local governments...............         6                4
                                                  ----             ----

  Total.....................................        68%              70%
                                                  ====             ====


The portion of the Company's revenues derived from the DOD decreased from 52% to 46% primarily due to delays in the funding of the Company's major indefinite delivery order programs over the past several quarters. The Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action type of work. Additionally, an expected transition by the DOE over the next several years to emphasize remediation over studies is expected to be positive for the Company based on the Company's favorable experience in winning and executing similar work for the DOD, the Company's experi-ence with the DOE related to its past performance of DOE studies and recent contract awards for such work.

The Company's revenues from commercial clients declined in the first quarter of fiscal year 1997 compared to the prior year period. The Company believes this is partly due to commercial clients delaying certain work until final Congressional action is taken on the reauthorization of

              INTERNATIONAL TECHNOLOGY CORPORATION
the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Funding authority under CERCLA lapsed on December 31, 1995, and it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible Congressional rollbacks of environmental regulation and enforce-ment have led commercial clients to delay projects as well, although there are recent indications that significant rollbacks are less likely than previously believed. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of remedies available under the changed regula-tions.

A significant portion of IT's revenues (approximately 14% in the first quarter of fiscal year 1997) continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. If policies were implemented or regulations were changed such that the Company was unable to permit and use thermal treatment on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportu-nities. The Company's backlog of contracts which utilize HTTS equipment was approximately $14,000,000 at June 28, 1996. The Company is actively pursuing other contract opportunities which utilize HTTS equipment. At June 28, 1996, IT's HTTS equipment had a net book value of approximately $14,000,000.

The Company's total contract backlog at June 28, 1996 was approximately $1,196,000,000, of which approximately $815,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Backlog increased during the current first fiscal quarter due principally to the $325,000,000 award to IT in May 1996 of the Savannah Total Environ-mental Restoration Contract IDO Program by the U.S. Army Corps of Engineers. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

Gross Margin
- ------------

Gross margin percentage for the first quarter of fiscal year 1997 declined to 9.6% of revenues from 16.9% of revenues for the corresponding period of the prior fiscal year. In the current quarter, gross margin was adversely impacted by the declining level of revenues as certain overhead cost elements are fixed in the short term, by lower staff utilization, and by lower pricing due to competitive industry conditions. The Company expects gross margin to improve from the first quarter level upon the anticipated progressive revenue increase noted above as fixed overhead costs are reduced due to organizational streamlining and spread over higher revenues and as staff utilization improves, but competitive pricing is expected to continue to adversely affect gross margin.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses of $9,080,000 for the first quarter of fiscal year 1997 were $943,000 or 9.4% lower than the prior year level, principally due to continued management attention to expenses. Selling, general and administrative expenses increased from 10.0% to 11.1% of revenues due to the lower revenue level. Selling, general and adminis-trative expenses are expected to decline due to cost savings resulting from the reduction of a number of significantly compensated positions

              INTERNATIONAL TECHNOLOGY CORPORATION
occurring in the second fiscal quarter. As a result, the Company anticipates taking a special charge during that quarter, reflecting severance and other associated costs.

Interest, Net
- -------------

For the first quarter of fiscal year 1997, net interest expense represent-ed 1.7% of revenues compared to the 2.0% of revenues reported in the first quarter of fiscal year 1996. The lower first quarter net interest expense level compared to a year ago is due principally to an increased level of cash and cash equivalents generating more interest income.

Income Taxes
- ------------

For the first fiscal quarters ended June 28, 1996 and June 30, 1995, the Company had an effective income tax benefit rate of 42% and an income tax rate of 41%, respectively, both of which exceed the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

The Company's future tax rate is subject to the full realization of its deferred tax asset of $33,701,000 (net of a valuation allowance of $4,869,000). Realization of the tax asset is expected by management to occur principally as closure expenditures related to the Company's inactive disposal sites (see Note 5 to Condensed Consolidated Financial Statements) over the next several years are deductible in the year the expenditures are made and upon the ultimate tax disposition of the Com-pany's 19% interest in Quanterra (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition), but is subject to the Company having a sufficient level of taxable income and taxable capital gains. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

              INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital of $20,699,000 at June 28, 1996 decreased by $68,475,000 or 76.8% from $89,174,000 at March 29, 1996 due principally to the classification of the Company's $65,000,000 of senior secured notes as current in the June 28, 1996 condensed consolidated balance sheet (see
Note 4 to Condensed Consolidated Financial Statements). Consequently, the current ratio at June 28, 1996 decreased to 1.15:1 from 2.13:1 at March 29, 1996.

Cash provided by operating activities for the first quarter of fiscal year 1997 totaled $9,193,000, compared to $5,055,000 provided by operating activities in the corresponding first quarter of the prior fiscal year. During the current period, the increase in cash provided by operating activities is principally due to a net reduction in receivables reflecting the significantly lower revenue level. Additionally, capital expenditures of $592,000 for the current first fiscal quarter were $1,276,000 lower than the $1,868,000 reported for the corresponding period of the prior fiscal year principally due to a lower level of capital requirements reflecting the lower revenue level during the quarter. Management believes capital expenditures for fiscal year 1997 will increase slightly from the $4,696,000 level of fiscal year 1996, excluding any business acquisitions or strategic investments which might be made by the Company.

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidifi-cation and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over the past several years based upon interim ap-provals by DTSC, and the final closure is scheduled to be completed in fiscal year 1998.

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is the environmentally superior alternative. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If selected, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan are subject to a 90-day public comment period during which the Company expects interested parties to support alternative plans. After the completion of the public comment period, DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The Company expects the plan and all necessary permits to be approved during fiscal year 1997. Closure construction for the Company's preferred plan is scheduled to be completed
within three years of approval of the plan.   Although not anticipated, if
DTSC were to approve an alternative plan or fail to timely approve any plan, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1996, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $14,900,000, letters of credit totaling approximately $6,700,000 and a trust fund containing approximately $11,500,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

              INTERNATIONAL TECHNOLOGY CORPORATION

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $41,705,000 at June 28, 1996 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at current market prices estimated by the Company based on certain assump-tions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liability for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approxi-mately 2% by volume of the hazardous wastes disposed of at the site and that the Company's share of certain past costs totaled not less than $8,500,000. Between October 1994 and May 1995, the Company was served with summons and complaints in two lawsuits (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, Case No. CV 94-2861 WMB (GHKx) and National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) brought by members of a group of PRPs ( the Steering Committee), which sought from the Company at least $2,700,000 for costs incurred by Steering Committee members pursuant to the first three settlements (partial consent decrees) negotiated between the USEPA and the Steering Committee. (The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.)

In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site. The settlement with USEPA, in the form of a consent decree (the Fifth Partial Consent Decree), was approved by the U.S. District Court on July 10, 1996. Pursuant to the settlement, the Company made an initial payment of $1,000,000 in July 1996 and will pay to the USEPA approximately $4,400,000 in three additional installments within one year, which amounts had been previously accrued by the Company. Additionally, the Company has received from the USEPA contribution protec-tion and a covenant not to sue as to the matters addressed in the Fifth Partial Consent Decree. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. The USEPA has released a feasibility study and proposed the final remedy for the site. Selection of the final remedy is subject to public notice and comment. Response costs for the final

              INTERNATIONAL TECHNOLOGY CORPORATION
remedy are estimated by USEPA to range from $96,000,000 to $115,000,000 for the USEPA's preferred alternative to $234,000,000 for the most expensive alternative.

In April 1996, the Company and the Steering Committee reached a settlement of the Harshaw Filtrol and the ACF United lawsuits, pursuant to which the Company will pay $250,000 in settlement of the Steering Committee's claims. The Company and the Steering Committee also agreed, as a part of the settlement, to cooperate and share on a pro-rata basis certain response and other defense costs with respect to certain groundwater cleanup actions which may be a part of the final remedy for the site. The Company and the Steering Committee have not agreed to share all costs related to the final remedy at the site, inasmuch as the Steering Committee claims that pursuant to earlier consent decrees it is excused from paying for or performing certain actions which may be required as a part of any final remedy and for which the Company and other persons who settled with USEPA pursuant to the Fifth Partial Consent Decree may be liable. The Company does not agree with these claims. The Company's agreement with the Steering Committee to cooperate and share costs with respect to certain groundwater cleanup actions may be terminated volun-tarily by either party, including in the event of a dispute as to the parties' respective obligations to pay for or perform the final remedy for the site.

Should the costs of the final remedy be greater than expected, or should the Company be forced to assume a disproportionate share of the costs of the final remedy (whether because of differences in the protections obtained by the Steering Committee and the Company under the various consent decrees, or otherwise), the cost to the Company of concluding this matter could materially increase.

In September 1987, the Company was served with a Remedial Action Order
(RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the disposal facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and industrial waste site (overlying the former liquid hazardous waste site) and, until 1991, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and other PRPs (the PRP group) are participating to further investigate the nature and extent of any subsurface contamination beneath the site and beyond its borders. The PRP group has submitted Remedial Investigation and Feasibil-ity Study (RI/FS) reports to the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor.

In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that, although it appears primarily to restate previous RAOs, also directs all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

In November 1995, the DTSC, by letter, required the PRP group to submit for public comment and DTSC approval a draft Remedial Action Plan (RAP) describing a remedial alternative not supported by the PRP group. The PRP group disputed the timing and content of the draft RAP as required by DTSC as not justified by the RI/FS process, but in January 1996 submitted a draft RAP discussing a number of remedial alternatives. In its November 1995 letter, the DTSC estimated that the costs of the remedial alterna-tives to range from approximately $4,100,000 for the PRP group's preferred alternative to between $18,300,000 to $32,600,000 for DTSC's favored alternative depending upon whether certain options for discharge of produced waters were available. The options range from continued limited site monitoring to actively pumping and treating groundwater from both the alleged source points of contamination and the allegedly contaminated

              INTERNATIONAL TECHNOLOGY CORPORATION
groundwater plume emanating from the site. The DTSC has advised the PRP group that it has reviewed the group's data and arguments, and neverthe-less intends to complete and release for public review and comment by the second quarter of fiscal year 1997 a draft RAP selecting DTSC's preferred alternative. The PRP group received this draft RAP on June 26, 1996 and submitted its comments in late July 1996. The PRP group is evaluating its potential remedies with respect to the DTSC's action.

As a part of the draft RAP that the PRP group submitted in January 1996, the group asserted that other PRPs at the site (principally, the current and past owner/operators of the site) were responsible for approximately 85% of the site's remediation costs, and that the PRP group was responsi-ble for no more than approximately 15% of such costs. The current owner/operators recently submitted to DTSC their own proposal in which they claim that the Company and other members of the PRP group are responsible for at least 89% of the site's remediation costs and that they are responsible for only a small percentage of the site's remediation costs, and have demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site. The DTSC has not adopted either allocation. The Company has paid approximate-ly 50% of the PRP group's costs to-date on an interim basis. The PRP group is initiating litigation against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their propor-tionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO. The current owner/operators are expected to vigorously defend the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substan-tially increase the cost to the Company of remediating the site, which would have a material adverse effect on the Company's consolidated financial condition.

In March 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investiga-tion and cleanup of the Environmental Protection Corporation (EPC) site known as the Eastside Facility near Bakersfield, California. The DTSC notice letter states that IT is believed to have arranged for disposal of hazardous substances at the Eastside Facility during the period between 1972 and 1985 when it was permitted and operated as a land treatment facility.

IT transported various waste streams both generated by IT and on behalf of its customers to the Eastside Facility at various times during that facility's operations and it was a minority shareholder in EPC for a period of its operations. In its March 1995 letter, the DTSC directed IT and the other parties which were notified to form a group and to respond to a proposed administrative order directing them to characterize the facility and undertake any appropriate remedial action to deal with any releases or threatened releases identified. In January 1996, the PRP group (of which the Company is a member) and the DTSC entered into an agreement for the performance of a RI/FS for the site, as well as for cost sharing for the RI/FS among the group and the DTSC. IT is cooperating with other group members to perform the work outlined in the agreement. Because of the early stage of the matter, IT has no estimate of its potential costs associated with the remediation of the Eastside Facility.

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

The Company's shareholder agreements relating to Quanterra (an environmen-tal analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have

              INTERNATIONAL TECHNOLOGY CORPORATION
affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed to contribute up to an additional $2,500,000 to Quanterra (of which $475,000 was paid in each of March, April and July 1996) and has the option to contribute more in order to maintain its 19% interest. Due to the operating losses which Quanterra has been incurring and the require-ment to contribute additional capital to Quanterra, the Company will continue to evaluate the ultimate recoverability of its investment in Quanterra, which is carried at $13,450,000 on the June 28, 1996 condensed consolidated balance sheet. As a result of Quanterra's continuing operating losses, the Company will assess the value of its investment in Quanterra on an ongoing basis and will recognize any impairment in value should it occur.

The Company's lending arrangements, consisting of $65,000,000 of senior secured notes and a $60,000,000 bank line of credit, contain various financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limita-tions on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities.

In anticipation of the loss reported by the Company for its current first fiscal quarter, the Company, prior to June 28, 1996, obtained a waiver through August 1996 of certain covenants which allows it to maintain compliance with the lending arrangements as of the end of the first quarter of fiscal year 1997. (See Note 4 to Condensed Consolidated Financial Statements.) The Company is negotiating with its lenders additional modifications to the lending arrangement which will be required subsequent to the expiration of the waiver. In the event such modifica-tions are not obtained, there would be a material adverse effect on the consolidated financial condition of the Company.

In aggregate, at June 28, 1996, letters of credit totaling approximately $29,000,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's bank line of credit. There were no borrowings under the credit line. Due to the significant reduction in the Company's accounts receivable (which are the principal collateral to the lending arrange-ments) during the three months ended June 28, 1996 related to the reduction in revenue, the Company posted $3,977,000 of cash as additional collateral to its lending arrangements during the quarter, and there was no availability under the line of credit. Excluding this cash collateral, the Company had invested cash of approximately $21,000,000 at June 28, 1996.

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (which are expected to increase from recent levels over the next several years), dividend obligations on the depositary shares and contingent liabilities. The recent decline in the Company's business combined with these significant cash requirements has reduced and is expected to further reduce the Company's combined cash position and availability under its bank line; however, subject to the anticipated progressive recovery of the Company's business during the remainder of fiscal year 1997, the Company's liquidity position is expected to be sufficient to meet the foreseeable requirements.

On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolida-tion, with the ultimate goal of maximizing shareholder value. This ongoing effort is directed toward responding to the challenges facing the environmental industry and seeking to reposition IT to create a platform which provides competitive advantage in its existing businesses and facilitates the exploitation of new and existing markets. The Company's chairman and its president and acting chief executive officer are jointly and actively leading this effort and all opportunities have been and are being aggressively explored, including possible mergers, acquisitions, opportunities for capital infusion, and strategic alliances. There can be no assurance, however, that any transaction will occur or what the timing of any such transaction may be.

              INTERNATIONAL TECHNOLOGY CORPORATION

FORWARD LOOKING STATEMENTS

All statements in the preceding discussion that are not historical are forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, additional delays in federal budget authorization and in the funding of federal government contracts, ongoing regulatory uncertainties which affect both governmental and commercial clients, industrywide market factors, liabilities and regulatory developments related to the Company's discontinued operations, negotiations with lenders, and financial and liquidity trends.

              INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.   Legal Proceedings.

The following matter and other continuing operations litigation to which the Company is a party are more fully discussed in the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition for information regarding litigation related to the discontinued operations of the Company.

Class Action Lawsuit
- --------------------

Pursuant to the tentative settlement of the litigation, the Company paid $3,000,000 into an escrow account on July 23, 1996, such amount plus accrued interest thereon to be released to plaintiffs upon completion of the settlement and approval by the class and the court.

              INTERNATIONAL TECHNOLOGY CORPORATION


Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.                      Description
               __________       ____________________________________

               10(ii)         15.  Consent and Waiver, dated as of June
                                   27, 1996 to the Credit Agreement and
                                   the Note Purchase Agreement, both dated
                                   October 24, 1995, among IT Corporation
                                   and the Several Lenders from Time to Time
                                   Parties to the Credit Agreement and the
                                   respective Purchasers under the Note
                                   Purchase Agreement.

               27               1. Financial Data Schedule for the quarter
                                   ended June 28, 1996.

           (b) Reports on Form 8-K.

               Current report on Form 8-K, dated June 27, 1996, reporting under Item 5, "Other Events," related to a press release, dated July 2, 1996, announcing the appointment of a new president and acting chief executive officer for the Company.

              INTERNATIONAL TECHNOLOGY CORPORATION

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




                ANTHONY J. DELUCA                       August 12, 1996
  ____________________________________________          _______________
                Anthony J. DeLuca
  President and Acting Chief Executive Officer and Duly Authorized Officer



                PHILIP H. OCKELMANN                     August 12, 1996
   ____________________________________________          _______________
                Philip H. Ockelmann
         Vice President, Finance, Treasurer
          and Principal Accounting Officer