Form 10-Q
period 1996-09-27
INTERNATIONAL TECHNOLOGY CORP
filed 1996-11-12
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             -------

                            FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For quarter ended September 27, 1996

                                OR

  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________


Commission file number    1-9037
                          ------

               International Technology Corporation
      (Exact name of registrant as specified in its charter)
             Delaware                                33-0001212
   (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                 Identification No.)

      23456 Hawthorne Boulevard, Torrance, California 90505
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (310) 378-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes .X.  No....

At October 31, 1996 the registrant had issued and outstanding an aggregate of 36,250,511 shares of its common stock.

               INTERNATIONAL TECHNOLOGY CORPORATION

              INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FOR QUARTER ENDED SEPTEMBER 27, 1996



PART I.   FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
 Item 1.   Financial Statements.

           Condensed Consolidated Balance Sheets
           as of September 27, 1996 (unaudited) and
           March 29, 1996.                                             3

           Condensed Consolidated Statements of Operations
           for the Fiscal Quarter and Two Fiscal Quarters ended
           September 27, 1996 and September 29, 1995 (unaudited).      4

           Condensed Consolidated Statements of Cash Flows
           for the Two Fiscal Quarters ended September 27, 1996
           and September 29, 1995 (unaudited).                         5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                   6-8

 Item 2.   Management's Discussion and Analysis of
           Results of Operations and Financial Condition.           9-17


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings.                                         18

 Item 6.   Exhibits and Reports on Form 8-K.                          19

           Signatures.                                                21

                              PART I

Item 1.   Financial Statements.

               INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 27,   March 29,
                                                    1996          1996
                                                ------------    ---------
                                                 (Unaudited)
                                                      (In thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents                       $ 29,976       $ 24,493
  Receivables, net                                 110,615        126,832
  Prepaid expenses and other current assets          3,857          4,315
  Deferred income taxes                             12,149         12,149
                                                   -------        -------
     Total current assets                          156,597        167,789
Property, plant and equipment, at cost:
  Land and land improvements                         1,330          1,783
  Buildings and leasehold improvements               9,690         10,961
  Machinery and equipment                          142,386        144,218
                                                   -------        -------
                                                   153,406        156,962
     Less accumulated depreciation and
       amortization                                105,604        101,201
                                                   -------        -------
       Net property, plant and equipment            47,802         55,761
Investment in Quanterra                             13,925         12,975
Other assets                                        44,083         37,084
Long-term assets of discontinued operations         40,048         41,705
                                                   -------        -------
  Total assets                                    $302,455       $315,314
                                                   =======        =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 31,186       $ 27,091
  Accrued liabilities                               35,221         32,157
  Billings in excess of revenues                       546          2,044
  Short-term debt, including current portion of
    long-term debt                                     232             97
  Net current liabilities of discontinued
    operations                                      17,528         17,226
                                                   -------        -------
     Total current liabilities                      84,713         78,615
Long-term debt                                      65,392         65,611
Long-term accrued liabilities of discontinued
  operations                                        17,069         24,771
Other long-term accrued liabilities                  6,806          5,452
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value; 180,000
    shares authorized; 24,000 shares issued
    and outstanding                                  2,400          2,400
  Common stock, $1 par value; 100,000,000 shares
    authorized; 36,252,130 and 36,598,207 shares
    issued and outstanding, respectively            36,252         36,598
  Treasury stock, at cost (27,811 shares)              (84)           (84)
  Additional paid-in capital                       170,445        169,958
  Deficit                                          (80,538)       (68,007)
                                                   -------        -------
     Total stockholders' equity                    128,475        140,865
                                                   -------        -------
  Total liabilities and stockholders' equity      $302,455       $315,314
                                                   =======        =======

                     See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)


                                     Fiscal quarter ended       Two fiscal quarters ended
                                 ---------------------------   ---------------------------
                                 September 27,  September 29,  September 27, September 29,
                                     1996           1995           1996           1995
                                 -------------  ------------   -------------  ------------
                                                (Unaudited)

Revenues                           $ 92,490       $106,259       $173,906       $206,551
Cost and expenses:
   Cost of revenues                  83,351         91,085        156,988        174,433
   Selling, general and
     administrative expenses          8,633         10,016         17,713         20,039
   Restructuring charge               8,403              -          8,403              -
                                    -------        -------        -------        -------
Operating income (loss)              (7,897)         5,158         (9,198)        12,079
Equity in net loss of Quanterra           -           (866)             -         (1,821)
Other income                              -          1,090              -          1,090
Interest, net                        (1,303)        (1,652)        (2,659)        (3,643)
                                    -------        -------        -------        -------
Income (loss) before income taxes    (9,200)         3,730        (11,857)         7,705
(Provision) benefit for
  income taxes                          310         (1,375)         1,426         (3,005)
                                    -------        -------        -------        -------
Net income (loss)                    (8,890)         2,355        (10,431)         4,700
Less preferred stock dividends       (1,050)        (1,050)        (2,100)        (2,100)
                                    -------        -------        -------        -------
Net income (loss) applicable
  to common stock                  $ (9,940)      $  1,305       $(12,531)      $  2,600
                                    =======        =======        =======        =======
Net income (loss) per share        $   (.27)      $    .04       $   (.34)      $    .07
                                    =======        =======        =======        =======

                         See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)


                                            Two fiscal quarters ended
                                          ------------------------------
                                           September 27,    September 29,
                                               1996             1995
                                          -------------   -------------
                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                              $(10,431)       $  4,700
  Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
      Equity in net loss of Quanterra                   -           1,821
      Gain from Motco settlement                        -          (9,090)
      Writedown of equipment                            -           8,000
      Depreciation and amortization                 7,868           6,814
      Deferred income taxes                        (1,644)          2,145
  Changes in assets and liabilities, net of
    effects from acquisitions and dispositions
    of businesses:
      Decrease (increase) in receivables, net      16,217          (1,302)
      Decrease in prepaid expenses and other
        current assets                                458             742
      Increase in accounts payable                  4,095           3,298
      Increase (decrease) in accrued liabilities    3,064          (4,870)
      Decrease in billings in excess of revenues   (1,498)           (665)
      Increase (decrease) in other long-term
        accrued liabilities                         1,354            (231)
                                                  -------         -------
  Net cash provided by operating activities        19,483          11,362
Cash flows from investing activities:
  Proceeds from Motco settlement                        -          41,100
  Capital expenditures                             (1,584)         (3,073)
  Investment in Quanterra                            (950)              -
  Restricted cash                                  (4,187)              -
  Other, net                                          628          (1,623)
  Investment activities of discontinued
    operations                                     (5,743)         (5,854)
                                                  -------         -------
  Net cash (used for) provided by investing
    activities                                    (11,836)         30,550
Cash flows from financing activities:
  Repayments of long-term borrowings                  (84)        (60,520)
  Long-term borrowings                                  -          29,500
  Dividends paid on preferred stock                (2,100)         (2,100)
  Repurchases of common stock                           -            (740)
  Issuances of common stock                            20             838
                                                  -------         -------
  Net cash used for financing activities           (2,164)        (33,022)
                                                  -------         -------
Net increase in cash and cash equivalents           5,483           8,890
Cash and cash equivalents at beginning of period   24,493           6,547
                                                  -------         -------
Cash and cash equivalents at end of period       $ 29,976        $ 15,437
                                                  =======         =======
                     See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and two fiscal quarters ended September 27, 1996, pursuant to the rules of the Securities and Exchange Commission. The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996. The results of operations for the fiscal periods ended September 27, 1996 are not necessarily indicative of the results for the full fiscal year.

2. For the two fiscal quarters ended September 27, 1996, the Company had an effective income tax benefit rate of 12.0%. The related income tax benefit from the pre-tax loss for the current two fiscal quarters is net of a $3,168,000 tax charge reflected in the second quarter resulting from the increase in IT's deferred tax valuation allowance based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the second quarter restructuring charge (see Note 4). If the above tax charge had not been reflected in the second quarter, the Company's effective income tax rate would have been 38%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

     For the second fiscal quarter and the two fiscal quarters ended September 29, 1995, the Company had effective income tax rates of 37% and 39%, respectively, both of which exceed the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

3.   Net income (loss) per common share is computed by dividing net income
     (loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

                                       Average common and common
          Fiscal quarter ended       equivalent shares outstanding
          --------------------       -----------------------------
           September 27, 1996                 36,405,068
           September 29, 1995                 35,993,068

                                       Average common and common
         Two fiscal quarters ended    equivalent shares outstanding
         -------------------------    -----------------------------
           September 27, 1996                 36,503,452
           September 29, 1995                 35,875,657

     Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's Preferred Stock, is antidilutive.

4. In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of the current fiscal year, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge

               INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

     included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At September 27, 1996, $7,135,000 of the charge remained to be paid.

5. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of September 27, 1996, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1996, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefit of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At September 27, 1996, the Company's condensed consolidated balance sheet included accrued liabilities of $34,597,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

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

6. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

7. Unbilled receivables of $19,340,000 at September 27, 1996 ($20,945,000 at March 29, 1996) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

     Included in unbilled receivables at September 27 and March 29, 1996 is approximately $8,500,000 of claims related to the federal government-funded Helen Kramer project, which the government has recently advised the Company is subject to a continuing investigation. Possible remedies which the government could pursue include penalties and forfeiture of all or part of the Company's claims. The Company is preparing further responses to the government's contentions.

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

               INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

     of. The Company has adopted SFAS No. 121 in the first quarter of fiscal year 1997 which did not result in any material impact on the results of operations or financial position of the Company. Long-term assets of discontinued operations are accounted for under APB Opinion No. 30, "Reporting the Results of Operations," and are not subject to SFAS No. 121.

9. On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolidation, with the ultimate goal of maximizing shareholder value. As a result of this effort, on August 29, 1996, the Company announced that it had signed a definitive agreement with The Carlyle Group (Carlyle), a merchant banking firm based in Washington, DC, which will invest $45,000,000 in a new issue of convertible preferred stock of IT. The funds will be used by IT to finance future business acquisitions, as well as for working capital and general corporate
     purposes.    See the Company's proxy statement dated as of October
     30, 1996 for additional detailed information regarding the proposed Carlyle investment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

               FOR QUARTER ENDED SEPTEMBER 27, 1996

RESULTS OF OPERATIONS

Overview
--------

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

Revenues
--------

The Company experienced a 13% decrease in revenues from $106,259,000 in the second quarter of fiscal year 1996 to $92,490,000 in the second quarter of fiscal year 1997. Revenues for the first two quarters of fiscal year 1997 were $173,906,000, which were 15.8% lower than the $206,551,000 of revenues for the corresponding period of the prior fiscal year. The declines in revenues primarily reflect weak demand throughout the industry, combined with ongoing delays in the funding of major existing U.S. Department of Defense contracts. Although revenues are expected to increase from second quarter levels over time, the impact of the difficult industry-wide trends is expected to cause the Company to continue to have revenues in the near future which are lower than the level of one year ago.

The following table shows, for the second fiscal quarter and the two fiscal quarters ended September 27, 1996 and September 29, 1995, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues:

                                          Fiscal quarter ended        Two fiscal quarters ended
                                      -----------------------------  -----------------------------
                                      September 27,   September 29,  September 27,   September 29,
Source                                    1996            1995           1996            1995
------                                -------------   -------------  -------------   -------------
Federal government:
  U.S. Department of Defense (DOD) . .     43%             53%            44%             52%
  U.S. Department of Energy (DOE). . .     15              10             15              10
  Other federal agencies . . . . . . .      5               3              4               4
                                          ---             ---            ---             ---
                                           63              66             63              66

State and local governments. . . . . .      6               3              6               4
                                          ---             ---            ---             ---
Total. . . . . . . . . . . . . . . . .     69%             70%            69%             70%
                                          ===             ===            ===             ===

For the comparable first two quarters of fiscal years 1997 and 1996, the portion of the Company's revenues derived from the DOD decreased from 52% in the prior year to 44% in the current year primarily due to delays in the funding of the Company's major indefinite delivery order programs over the past several quarters. The Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action work. Additionally, an expected transition by the DOE over the next several years to emphasize remediation over studies is expected to be positive for the Company based on the Company's favorable experience in winning and executing similar work for the DOD, the Company's experience with the DOE related to its past

               INTERNATIONAL TECHNOLOGY CORPORATION
performance of DOE studies and recent contract awards for such work.   The
Company believes this trend is reflected in the increase in the Company's DOE revenues in the first two quarters of this fiscal year.

The Company's revenues from commercial clients declined in both the second quarter and the first two quarters of fiscal year 1997 compared to the prior year periods. The Company believes this is partly due to commercial clients delaying certain work until final Congressional action is taken on the reauthorization of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). Funding authority under CERCLA lapsed on December 31, 1995, and it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible Congressional rollbacks of environmental regulation and enforcement have led commercial clients to delay projects as well, although there are indications that significant rollbacks are less likely than previously believed. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, the proposed legislation could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

A significant portion of IT's revenues (approximately 9% and 11% in the second quarter and first two quarters, respectively, of fiscal year 1997) continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS) incineration technology. Incineration as an allowable remedy under CERCLA continues to come under legislative and regulatory pressures. If policies were implemented or regulations were changed such that the Company was unable to permit and use thermal treatment on remediation projects due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment. If alternative uses, such as foreign installations, were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. The Company's backlog of contracts which utilize HTTS equipment was approximately $12,400,000 at September 27, 1996. The Company is actively pursuing other contract opportunities which utilize HTTS equipment. At September 27, 1996, IT's HTTS equipment had a net book value of approximately $12,800,000.

The Company's total contract backlog at September 27, 1996 was approximately $1,197,000,000, of which approximately $810,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

Gross Margin
------------

Gross margin percentage for the second quarter of fiscal year 1997 declined to 9.9% of revenues from 14.3% of revenues for the corresponding period of the prior fiscal year. In the current quarter, gross margin was adversely impacted by lower pricing due to competitive industry conditions, by a shift in revenue mix toward larger projects and programs which involve more subcontracting and carry a lower margin on gross revenues, and by the lower level of the Company's revenues as certain overhead cost elements are fixed in the short term. The Company expects gross margin to improve from the second quarter level as overhead costs are reduced due to organizational streamlining resulting from the recent corporate restructuring (see Restructuring Charge); however, competitive pricing is expected to continue to adversely affect gross margin.

               INTERNATIONAL TECHNOLOGY CORPORATION

For the first two quarters of fiscal year 1997, gross margin of 9.7% of revenues declined from 15.5% of revenues in the corresponding period of the prior fiscal year, generally for the same reasons noted above related to the second fiscal quarter.

Selling, General and Administrative Expenses
--------------------------------------------

For the second fiscal quarter ended September 27, 1996, selling, general and administrative expenses of $8,633,000 were $1,383,000 or 13.8% lower than the second quarter of the prior fiscal year. Selling, general and administrative expenses of $17,713,000 for the first two quarters of fiscal year 1997 were $2,326,000 lower than the level for the corresponding period of the prior fiscal year. Selling, general and administrative expenses declined during the second quarter of fiscal year 1997 partly due to the initial impact of the corporate restructuring (see Restructuring Charge) initiated in such quarter and are expected to decline further in the third fiscal quarter ending December 27, 1996 due to the full-quarter impact of the restructuring.

Restructuring Charge
--------------------

In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of the current fiscal year, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At September 27, 1996, $7,135,000 of the charge remained to be paid. The restructuring charge was taken in conjunction with an organizational realignment which is expected to enable the Company to operate more efficiently and cost-effectively in the future.

Interest, Net
-------------

For the second quarter and first two quarters of fiscal year 1997, net interest expense represented 1.4% of revenues and 1.5% of revenues, respectively, compared to the 1.6% of revenues and 1.8% of revenues, respectively, reported in the second quarter and first two quarters of fiscal year 1996. In the current fiscal year, the lower net interest expense levels compared to a year ago are due principally to an increased level of cash and cash equivalents generating more interest income.

Income Taxes
------------

For the two fiscal quarters ended September 27, 1996, the Company had an effective income tax benefit rate of 12.0%. The related income tax benefit from the pre-tax loss for the current two fiscal quarters is net of a $3,168,000 tax charge reflected in the second quarter resulting from the increase in IT's deferred tax valuation allowance based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the second quarter restructuring charge (see Restructuring Charge). If the above tax charge had not been reflected in the second quarter, the Company's effective income tax rate would have been 38%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

For the second fiscal quarter and the two fiscal quarters ended September 29, 1995, the Company had effective income tax rates of 37% and 39%, respectively, both of which exceed the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

The Company's future tax rate is subject to the full realization of its deferred tax asset of $34,120,000 (net of a valuation allowance of $8,754,000). Realization of the tax asset is expected by management to occur principally as closure expenditures related to the Company's inactive disposal sites (see Note 5 to Condensed Consolidated Financial Statements) over the next several years are deductible in the year the expenditures are made and upon the ultimate disposition of the Company's 19% interest in Quanterra (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition), but is subject to the Company having a sufficient level of future taxable income and taxable capital gains. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

               INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital of $71,884,000 at September 27, 1996 decreased by $17,290,000 or 19.4% from $89,174,000 at March 29, 1996 due principally to a net reduction in receivables reflecting the Company's lower revenue level. Consequently, the current ratio at September 27, 1996 decreased to 1.85:1 from 2.13:1 at March 29, 1996.

Cash provided by operating activities for the first two quarters of fiscal year 1997 totaled $19,483,000 compared to $11,362,000 provided by operating activities in the corresponding first two quarters of the prior fiscal year. During the current period, the increase in cash provided by operating activities is principally due to the reduction in receivables discussed above with respect to the decline in working capital during fiscal year 1997. Additionally, capital expenditures of $1,584,000 for the current two fiscal quarters were $1,489,000 lower than the $3,073,000 reported for the corresponding period of the prior fiscal year principally due to a lower level of capital requirements reflecting the lower revenue level during fiscal year 1997. Management believes capital expenditures for fiscal year 1997 will be similar to the $4,696,000 level of fiscal year 1996, excluding any business acquisitions or strategic investments which might be made by the Company.

The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed to contribute up to an additional $2,500,000 to Quanterra (of which $475,000 was paid in each of March, April and July 1996) and has the option to contribute more in order to maintain its 19% interest. Due to the operating losses which Quanterra has been incurring and the requirement to contribute additional capital to Quanterra, the Company will continue to evaluate the ultimate recoverability of its investment in Quanterra, which is carried at $13,925,000 on the September 27, 1996 condensed consolidated balance sheet. As a result of Quanterra's continuing operating losses, the Company will assess the value of its investment in Quanterra on an ongoing basis and will recognize any impairment in value should it occur.

The Company's lending arrangements, consisting of $65,000,000 of senior secured notes and a $60,000,000 bank line of credit, contain various financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities. In anticipation of the loss reported by the Company for its current first fiscal quarter, the Company, prior to June 28, 1996, obtained a waiver of certain covenants which allowed it to maintain compliance with the lending arrangements as of the end of the first quarter of fiscal year 1997. As a result of the short-term nature of the waiver, the $65,000,000 of senior secured notes were classified as a current liability at June 28, 1996.

The Company has recently negotiated amendments to its lending arrangements which are intended to avoid future covenant defaults and provide enhanced flexibility in the Company's operations in conjunction with the Carlyle investment (see below). The modifications enable the Company to again classify its senior secured notes as long-term debt. Among other things, the changes modify certain financial covenants, permit the Carlyle investment and the payment of dividends on such investment, increase the Company's allowable debt and permit proceeds from borrowings to be used to finance acquisitions in certain circumstances, and increase the cost of the senior secured notes and credit line based upon certain leverage thresholds.

In aggregate, at September 27, 1996, letters of credit totaling approximately $25,500,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's bank line of credit. There were no borrowings under the credit line. Due to the significant reduction in the Company's

               INTERNATIONAL TECHNOLOGY CORPORATION
accounts receivable (which are the principal collateral to the lending arrangements) during the six months ended September 27, 1996 related to the reduction in revenue, the Company posted $4,187,000 of cash as additional collateral to its lending arrangements, and there was no availability under the line of credit. Excluding this cash collateral, the Company had invested cash of approximately $23,500,000 at September 27, 1996.

On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolidation, with the ultimate goal of maximizing shareholder value. As a result of this effort, on August 29, 1996, the Company announced that it had signed a definitive agreement with The Carlyle Group (Carlyle), a merchant banking firm based in Washington, DC, which will invest $45,000,000 in a new issue of convertible preferred stock of IT. The funds will be used by IT to finance future business acquisitions, as well as for working capital and general corporate purposes.

The preferred stock will be convertible into 22,500,000 IT common shares at a conversion price of $2.00 per share. The Carlyle investment also includes five-year warrants to purchase 5,000,000 IT common shares at an exercise price of $3.00 per share. The conversion price of the preferred stock and the exercise price of the warrants are subject to change in certain circumstances including in the event that holders of the Company's existing 7% Cumulative Convertible Exchangeable Preferred Stock exercise a special conversion right enabling them to convert to common shares at a special conversion price of the higher of the market value of the common stock or $3.17 per share. The convertible preferred stock will pay zero dividends in year one, a 3% preferred stock in-kind in year two, and a 6% annual cash dividend thereafter. There is no mandatory redemption provision; the Company has an option to redeem the convertible preferred stock beginning in the eighth year after the closing. See the Company's proxy statement dated as of October 30, 1996 for additional detailed information regarding the proposed Carlyle investment.

In connection with the Carlyle investment, all but three of the present IT directors will be replaced by four directors designated by Carlyle and Carlyle will have the right to designate a majority of the directors for five years. The Carlyle investment is subject to approval by the Company's common shareholders at a shareholder meeting scheduled for November 20, 1996, as well as to certain customary closing conditions.

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), dividend obligations on the depositary shares and contingent liabilities. The recent decline in the Company's business combined with these significant cash requirements has reduced and is expected to further reduce the Company's cash position without giving effect to the proposed Carlyle investment; however, subject to the anticipated progressive recovery of the Company's business during the remainder of fiscal year 1997, the Company's liquidity position is expected to be sufficient to meet the foreseeable requirements. In the event the anticipated recovery does not develop, the Company could encounter severe liquidity constraints. The completion of the Carlyle investment will provide additional cash to address these requirements, as well as to fund the expansion and diversification of the Company's business through both internal growth and acquisitions.

Transportation, Treatment and Disposal Discontinued Operations
--------------------------------------------------------------

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidification and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over both the past year since approval of the plan and over the prior several years based upon interim approvals by DTSC, and the final closure is scheduled to be completed in fiscal year 1998.

               INTERNATIONAL TECHNOLOGY CORPORATION

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is the environmentally superior alternative. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If selected, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The Company expects the plan and all necessary permits to be approved during fiscal year 1997 or early fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be
completed within three years of approval of the plan.   If DTSC were to
approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1996, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $14,900,000, letters of credit totaling approximately $6,700,000 and a trust fund containing approximately $11,900,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at September 27, 1996 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. If the

              INTERNATIONAL TECHNOLOGY CORPORATION
developers' plans change or the developers are unable to obtain entitlements as planned, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liability for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the hazardous wastes disposed of at the site and that the Company's share of certain past costs totaled not less than $8,500,000. Between October 1994 and May 1995, the Company was served with summons and complaints in two lawsuits (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, Case No. CV 94-2861 WMB (GHKx) and National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) brought by members of a group of PRPs (the Steering Committee), which sought from the Company at least $2,700,000 for costs incurred by Steering Committee members pursuant to the first three settlements (partial consent decrees) negotiated between the USEPA and the Steering Committee. (The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.)

In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site. The settlement with USEPA, in the form of a consent decree (the Fifth Partial Consent Decree), was approved by the U.S. District Court on July 10, 1996. Pursuant to the settlement, the Company has paid $2,500,000 through September 27, 1996 and will pay to the USEPA an additional approximately $2,900,000 within the next six months, which amounts had been previously accrued by the Company. Additionally, the Company has received from the USEPA contribution protection and a covenant not to sue as to the matters addressed in the Fifth Partial Consent Decree. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. In September 1996, the USEPA released a final record of decision selecting the final remedy for the site. Response costs for the final remedy are estimated by USEPA to be approximately $161,800,000. The Company believes that this estimate does not take into account the benefits of certain work to be performed under the previous consent decrees and therefore substantially overstates the remaining cost.

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

              INTERNATIONAL TECHNOLOGY CORPORATION

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

In November 1995, the DTSC, by letter, required the PRP group to submit for public comment and DTSC approval a draft Remedial Action Plan (RAP) describing a remedial alternative not supported by the PRP group. The PRP group disputed the timing and content of the draft RAP as required by DTSC as not justified by the RI/FS process, but in January 1996 submitted a draft RAP discussing a number of remedial alternatives. In October 1996 the DTSC completed and released for public review and comment a draft RAP selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,300,000 to $32,600,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4,100,000, is appropriate. As part of the draft RAP, the DTSC also advised the PRP group of its position that both the group and the current owner/operators are responsible for paying the future closure and postclosure costs of the adjoining municipal landfill, which have been estimated at approximately $4,200,000.

As a part of the draft RAP that the PRP group submitted in January 1996, the group asserted that other PRPs at the site (principally, the current and past owner/operators of the site) were responsible for approximately 85% of the site's remediation costs, and that the PRP group was responsible for no more than approximately 15% of such costs. The Company has paid approximately 50% of the PRP group's costs to-date on an interim basis. The current owner/operators claimed in response that the Company and other members of the PRP group were responsible for at least 89% of the site's remediation costs and that they were responsible for only a small percentage of such costs. They also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. In the draft RAP released in October 1996 the DTSC released a draft non-binding allocation suggesting that the Company is responsible for 15% of the site's response costs, that the generators and others who are part of the PRP group are responsible for 35% of such costs and that the current owner/operators are responsible for 30% of such costs. Although the DTSC's allocation of responsibility is not binding except in very limited circumstances, the PRP group continues to believe that the current owner/operators should pay a larger portion of the site's response costs and the Company is continuing to attempt to cooperate with the generators
and other  members of the PRP group.   The draft RAP is subject to public
comment, after which the DTSC will release a final RAP. The PRP group is evaluating its potential remedies with respect to the draft RAP.

              INTERNATIONAL TECHNOLOGY CORPORATION

The PRP group has initiated litigation against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO. The current owner/operators are expected to vigorously defend the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

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

FORWARD LOOKING STATEMENTS

All statements in the preceding discussion that are not historical are forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, additional delays in federal budget authorization and in the funding of federal government contracts, ongoing regulatory uncertainties which affect both governmental and commercial clients, industrywide market factors, liabilities and regulatory developments related to the Company's discontinued operations, negotiations with lenders, the effects of the Company's restructuring, the completion of the Carlyle transaction, and financial and liquidity trends.

                             PART II

               INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.   Legal Proceedings.

          The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996. For current developments in the Helen Kramer matter, please see
          Note 7 to the Condensed Consolidated Financial Statements in this report. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company.

               INTERNATIONAL TECHNOLOGY CORPORATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

             Exhibit No.                   Description
             ----------  ------------------------------------------------

               4(i)      7.     Form of Certificate of Designations,
                                Preferences and Relative, Participating,
                                Optional and Other Special Rights and
                                Qualifications, Limitations and
                                Restrictions Thereof of Cumulative
                                Convertible Participating Preferred Stock of International Technology Corporation.*

               10(ii)    16.    Form of Securities Purchase Agreement
                                dated as of August 28, 1996 between
                                International Technology Corporation and
                                Certain Purchasers Identified Therein.*

                         17. Consent and Waiver, dated as of August 30, 1996, by The Chase Manhattan Bank, The First National Bank of Boston, Societe Generale, John Hancock Mutual Life Insurance Company, John Hancock Life Insurance Company of America, Allstate Life Insurance Company, The Mutual Life Insurance Company of New York and Mony Life Insurance Company of America.*

                         18. Consent, dated as of August 31, 1996, by The Chase Manhattan Bank, The First National Bank of Boston, Societe Generale, John Hancock Mutual Life Insurance Company, John Hancock Life Insurance Company of America, Allstate Life Insurance Company, The Mutual Life Insurance Company of New York and Mony Life Insurance Company of America.*

                         19. Consent and Waiver, dated as of October 4, 1996 to the Credit Agreement and the Note Purchase Agreement, both dated October 24, 1995, among IT Corporation and the Several Lenders from Time to Time Parties to the Credit Agreement and the respective Purchasers under the Note Purchase Agreement.

                         20. Consent and Waiver, dated as of October 18, 1996 to the Credit Agreement and the Note Purchase Agreement, both dated October 24, 1995, among IT Corporation and the Several Lenders from Time to Time Parties to the Credit Agreement and the respective Purchasers under the Note Purchase Agreement.

                         21. Second Amendment, dated as of October 30, 1996 to the Credit Agreement and the Note Purchase Agreement, both dated October 24, 1995, among IT Corporation and the Several Lenders from Time to Time Parties to the Credit Agreement and the respective Purchasers under the Note Purchase Agreement.

               INTERNATIONAL TECHNOLOGY CORPORATION


             Exhibit No.                    Description
             ----------  -------------------------------------------------

               10(iii)   19.    Separation Agreement dated as of September
                                30, 1996 between International Technology
                                Corporation and Eric Schwartz.*

               27        1.     Financial Data Schedule for the quarter
                                ended September 27, 1996.

               *Previously filed as an Exhibit to the Company's current report on Form 8-K, dated September 20, 1996.

           (b) Reports on Form 8-K.

               Current report on Form 8-K, dated September 20, 1996, reporting under Item 5, "Other Events," related to the execution of a Securities Purchase Agreement dated August 28, 1996 by and between the Company and certain Purchasers affiliated with The Carlyle Group, and other matters.

               INTERNATIONAL TECHNOLOGY CORPORATION

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




                ANTHONY J. DELUCA                       November 12, 1996
  --------------------------------------------          -----------------
                Anthony J. DeLuca
  President and Acting Chief Executive Officer and Duly Authorized Officer



               PHILIP H. OCKELMANN                      November 12, 1996
  --------------------------------------------          -----------------
               Philip H. Ockelmann
       Vice President, Finance, Treasurer
        and Principal Accounting Officer