Form 10-Q
period 1996-12-27
INTERNATIONAL TECHNOLOGY CORP
filed 1997-02-10
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            ---------

                            FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For quarter ended December 27, 1996

                                OR

    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________


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

At January 31, 1997 the registrant had issued and outstanding an aggregate of 9,744,583 shares of its common stock.

               INTERNATIONAL TECHNOLOGY CORPORATION

              INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FOR QUARTER ENDED DECEMBER 27, 1996




PART I.   FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           as of  December 27, 1996 (unaudited) and
           March 29, 1996.                                             3

           Condensed Consolidated Statements of Operations
           for the Fiscal Quarter and Three Fiscal Quarters ended
           December 27, 1996 and December 29, 1995 (unaudited).        4

           Condensed Consolidated Statements of Cash Flows
           for the Three Fiscal Quarters ended December 27, 1996
           and December 29, 1995 (unaudited).                          5

           Notes to Condensed Consolidated Financial
           Statements (unaudited).                                   6-8

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition.           9-18


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.                                         19

  Item 4.  Submission of Matter to a Vote of Security Holders.        19

  Item 6.  Exhibits and Reports on Form 8-K.                          21

           Signatures.                                                22

                              PART I
Item 1.   Financial Statements.

               INTERNATIONAL TECHNOLOGY CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                               December 27,     March 29,
                                                  1996            1996
                                              ------------      ---------
                                               (Unaudited)
                                                     (In thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents                      $ 69,820       $24,493
  Receivables, net                                115,337       126,832
  Prepaid expenses and other current assets         3,981         4,315
  Deferred income taxes                            12,149        12,149
                                                  -------       -------
     Total current assets                         201,287       167,789
Property, plant and equipment, at cost:
  Land and land improvements                        1,330         1,783
  Buildings and leasehold improvements              9,226        10,961
  Machinery and equipment                         143,058       144,218
                                                  -------       -------
                                                  153,614       156,962
     Less accumulated depreciation and
        amortization                              107,184       101,201
                                                  -------       -------
       Net property, plant and equipment           46,430        55,761
Investment in Quanterra                            16,300        12,975
Other assets                                       40,533        37,084
Long-term assets of discontinued operations        40,048        41,705
                                                  -------       -------
  Total assets                                   $344,598      $315,314
                                                  =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 34,076      $ 27,091
  Accrued liabilities                              31,900        32,157
  Billings in excess of revenues                    3,219         2,044
  Short-term debt, including current portion
    of long-term debt                               5,273            97
  Net current liabilities of discontinued
    operations                                     17,177        17,226
                                                  -------       -------
     Total current liabilities                     91,645        78,615
Long-term debt                                     65,596        65,611
Long-term accrued liabilities of discontinued
  operations                                       11,254        24,771
Other long-term accrued liabilities                 7,257         5,452
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $100 par value;
    180,000 shares authorized:
      Cumulative convertible participating,
        45,000 shares issued and outstanding        4,142             -
      7% cumulative convertible exchangeable,
        24,000 shares issued and outstanding        2,400         2,400
  Common stock, $.01 par value; 50,000,000
      shares authorized; 9,036,962 and 9,149,552
      shares issued and outstanding, respectively      90            91
  Treasury stock, at cost (6,953 shares)              (84)          (84)
  Additional paid-in capital                      243,764       206,465
  Deficit                                         (81,466)      (68,007)
                                                  -------       -------
     Total stockholders' equity                   168,846       140,865
                                                  -------       -------
  Total liabilities and stockholders' equity     $344,598      $315,314
                                                  =======       =======


                     See accompanying notes.

              INTERNATIONAL TECHNOLOGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)

                                    Fiscal quarter ended     Three fiscal quarters ended
                                 --------------------------  ---------------------------
                                 December 27,  December 29,  December 27,   December 29,
                                    1996          1995          1996            1995
                                 ------------  ------------  ------------   ------------
                                                      (Unaudited)
Revenues                          $ 92,513     $104,912      $266,419      $311,463
Cost and expenses:
   Cost of revenues                 82,790       90,261       239,778       264,694
   Selling, general and
     administrative expenses         7,626        9,022        25,339        29,061
   Restructuring charge                  -            -         8,403             -
                                   -------      -------       -------       -------
Operating income (loss)              2,097        5,629        (7,101)       17,708
Equity in net loss of Quanterra          -      (24,595)            -       (26,416)
Other income                             -            -             -         1,090
Interest, net                       (1,446)      (1,529)       (4,105)       (5,172)
                                   -------      -------       -------       -------
Income (loss) before
  income taxes                         651      (20,495)      (11,206)      (12,790)
(Provision) benefit for
  income taxes                        (280)      15,808         1,146        12,803
                                   -------      -------       -------       -------
Net income (loss)                      371       (4,687)      (10,060)           13
Less preferred stock dividends      (1,295)      (1,050)       (3,395)       (3,150)
                                   -------      -------       -------       -------
Net loss applicable to
  common stock                    $   (924)    $ (5,737)     $(13,455)     $ (3,137)
                                   =======      =======       =======       =======

Net loss per share                $   (.10)    $   (.64)     $  (1.48)     $   (.35)
                                   =======      =======       =======       =======

                         See accompanying notes.

                INTERNATIONAL TECHNOLOGY CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                               Three fiscal quarters ended
                                               ---------------------------
                                               December 27,   December 29,
                                                   1996           1995
                                               ------------   ------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                             $(10,060)      $      13
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Equity in net loss of Quanterra                   -           26,416
     Gain from Motco settlement                        -           (9,090)
     Writedown of equipment                            -            8,000
     Depreciation and amortization                11,208           10,433
     Deferred income taxes                        (1,472)         (13,981)
  Changes in assets and liabilities, net of
    effects from acquisitions and dispositions
    of businesses:
     Decrease (increase) in receivables, net      18,292           (2,135)
     Decrease in prepaid expenses and other
       current assets                                697            1,539
     Increase in accounts payable                  5,410            6,281
     Decrease in accrued liabilities                (378)         (10,045)
     Increase (decrease) in billings in excess
       of revenues                                 1,175             (691)
     Increase (decrease) in other long-term
       accrued liabilities                           950             (196)
                                                 -------          -------

  Net cash provided by operating activities       25,822           16,544
Cash flows from investing activities:
  Proceeds from Motco settlement                       -           41,100
  Capital expenditures                            (2,602)          (3,822)
  Investment in Quanterra                         (3,325)          (2,500)
  Investment in Taiwan-based business, net
    of cash acquired                              (1,455)               -
  Other, net                                         770           (1,374)
  Investment activities of discontinued
    operations                                   (11,909)          (8,777)
                                                 -------          -------

  Net cash (used for) provided by
    investing activities                         (18,521)          24,627
Cash flows from financing activities:
  Repayments of long-term borrowings                (106)        (110,629)
  Long-term borrowings                               281           90,023
  Net proceeds from preferred stock and warrants
    issued to Carlyle                             41,000                -
  Dividends paid on preferred stock               (3,150)          (3,150)
  Repurchases of common stock                          -             (740)
  Issuances of common stock                            1              905
                                                 -------          -------
  Net cash provided by (used for) financing
    activities                                    38,026          (23,591)
                                                 -------          -------
Net increase in cash and cash equivalents         45,327           17,580
Cash and cash equivalents at beginning of period  24,493            6,547
                                                 -------          -------

Cash and cash equivalents at end of period      $ 69,820         $ 24,127
                                                 =======          =======


                     See accompanying notes.

               INTERNATIONAL TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and three fiscal quarters ended December 27, 1996, pursuant to the rules of the Securities and Exchange Commission. The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996. The results of operations for the fiscal periods ended December 27, 1996 are not necessarily indicative of the results for the full fiscal year.

2. The condensed consolidated financial statements for the first two quarters of fiscal year 1997 and the prior fiscal year as well as all footnote references to the Company's common shares have been restated to reflect the one-for-four reverse split of IT common shares and the reduction in par value of the Company's common stock which were approved by the shareholders in connection with the investment by The Carlyle Group at the Annual Meeting of Stockholders on November 20, 1996. See Note 3 and Note 9.

3.   Net income (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average number of outstanding common shares and common share equivalents during each period as follows:

                                         Restated (see Note 2)
                                       average common and common
           Fiscal quarter ended       equivalent shares outstanding
           --------------------       -----------------------------
             December 27, 1996                9,048,249
             December 29, 1995                9,011,099

                                         Restated (see Note 2)
                                       average common and common
        Three fiscal quarters ended    equivalent shares outstanding
        ---------------------------    -----------------------------
             December 27, 1996                9,099,992
             December 29, 1995                8,982,975

     Common stock equivalents relate to dilutive stock options using the treasury stock method. For all periods presented, the computation of net income (loss) per share, assuming conversion into common shares of the Company's preferred stock, is antidilutive.

4. In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of the current fiscal year, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At December 27, 1996, $4,677,000 of the charge remained to be paid.

               INTERNATIONAL TECHNOLOGY CORPORATION

                            (Unaudited)

5. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. As of December 27, 1996, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1996, the Company recorded a provision for loss on disposition of transporta-tion, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefit of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At December 27, 1996, the Company's condensed consolidated balance sheet included accrued liabilities of $28,431,000 to complete the closure and related post-closure of its inactive disposal sites and related matters.

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

7.   Unbilled receivables of $18,402,000 at December 27, 1996 ($20,945,000 at March 29, 1996) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project.

     Included in unbilled receivables at December 27 and March 29, 1996 is approximately $8,500,000 of claims related to the federal government-funded Helen Kramer project, which the government has recently advised the Company is subject to a continuing investigation. Remedies which the government could pursue include damages, penalties and forfei-ture of all or part of the Company's claims. The Company is currently engaged in settlement discussions concerning these allegations.

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

               INTERNATIONAL TECHNOLOGY CORPORATION

                           (Unaudited)

 9. At IT's Annual Meeting of Stockholders held on November 20, 1996, the Company's shareholders voted to approve an investment in a new issue of convertible preferred stock of IT by The Carlyle Group (Carlyle), a merchant banking firm based in Washington, DC. The investment by Carlyle (the Carlyle Investment) consists of 45,000 shares ($100 par value and $1,000 liquidation preference) of Cumulative Convertible Participating Preferred Stock (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock. The $41,000,000 net proceeds to the Company (after related offering costs of $4,000,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes.

     The Convertible Preferred Stock will pay zero dividends in year one, a 3% preferred stock in-kind dividend in year two and a 6% annual cash dividend thereafter. In addition, the Convertible Preferred Stock will have the right to participate in any dividends paid with respect to IT's common stock. There is no mandatory redemption provision for the Convertible Preferred Stock; the Company has an option to redeem the Convertible Preferred Stock beginning in the eighth year. The Convertible Preferred Stock is convertible into 5,928,853 IT common shares at a conversion price of $7.59 per share. The five-year warrants have an exercise price of $11.39 per share. Such conversion price and exercise price have been adjusted from their initial prices of $8.00 and $12.00, respectively, due to the exercise of a special conversion right by some of the holders of the Company's Depositary Shares (see below).

     Assuming the conversion of all of the Convertible Preferred Stock into IT common shares and exercise of all of the warrants, Carlyle would own approximately 43% of the voting power of the Company. The terms of the Convertible Preferred Stock provide that, for five years from November 20, 1996, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

     The Carlyle Investment triggered a special conversion right of the holders of the Company's outstanding Depositary Shares (each representing 1/100 of a share of the Company's 7% Convertible Exchangeable Preferred Stock). Prior to the expiration of the special conversion right on January 9, 1997, holders of 344,308 Depositary Shares elected to convert such shares into 678,816 shares of IT common stock.

10. For the three fiscal quarters ended December 27, 1996, the Company had an effective income tax benefit rate of 10%. The related income tax benefit from the pre-tax loss for the current three fiscal quarters is net of a $3,168,000 tax charge reflected in the second quarter resulting from the increase in IT's deferred tax valuation allowance based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the current second fiscal quarter restructuring charge (see
Note 4). If the above tax charge had not been reflected in the second fiscal quarter, the Company's effective income tax benefit rate would have been 38.5%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

     For the three fiscal quarters ended December 29, 1995, the Company had an effective income tax benefit rate of 100%. The related income tax benefit on the $12,790,000 loss before income taxes included a $7,500,000 tax credit resulting from the adjustment of IT's deferred tax valuation allowance. Excluding the impact of this tax credit, the Company's effective income tax rate would have been 41%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeduct-ible expenses.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

               INTERNATIONAL TECHNOLOGY CORPORATION

               FOR QUARTER ENDED DECEMBER 27, 1996

RESULTS OF OPERATIONS
---------------------

Overview
--------

The Company's services are provided to a broad array of governmental and commercial entities predominantly in the U.S. market. Additionally, the Company pursues selected international business opportunities on a project-specific basis and has made an investment in a Taiwan-based company (see Revenues). The Company's business strategy is to provide its environmental services on a full-service basis, particularly by focusing on its capabilities to manage complex environmental issues from the initial assessment of the level and extent of contamination through the design, engineering and execution of a solution which minimizes the client's total cost.

Revenues
--------

The Company experienced an 11.8% decrease in revenues from $104,912,000 in the third quarter of fiscal year 1996 to $92,513,000 in the third quarter of fiscal year 1997. Revenues for the first three quarters of fiscal year 1997 were $266,419,000, which were 14.5% lower than the $311,463,000 of revenues for the corresponding period of the prior fiscal year. The declines in revenues generally reflect weak demand in both the governmen-tal and commercial markets the Company serves as well as a change in the Company's approach to the market in de-emphasizing smaller lower-value projects. Although revenues are expected to increase from third quarter levels over time, the impact of the difficult industry-wide trends is expected to restrict revenue growth in the near term, exclusive of the revenue of acquired businesses. The Company is actively exploring such acquisitions (see Financial Condition and Note 9 to the Condensed Consolidated Financial Statements). The Company took an initial step in this strategy by making a 50.1% majority investment in a Taiwan-based wastewater treatment design/build firm in November 1996. The consolidated revenues of the Company in the quarter ended December 27, 1996, include approximately $1,900,000 of revenue from this firm.

The following table shows, for the third fiscal quarter and the three fiscal quarters ended December 27, 1996 and December 29, 1995, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues:

                                             Fiscal quarter ended      Three fiscal quarters ended
                                           --------------------------  ---------------------------
                                           December 27,  December 29,  December 27,  December 29,
  Source                                      1996          1995          1996          1995
  -------                                  ------------  ------------  ------------  ------------
  Federal government:
     U.S. Department of Defense (DOD) . .      41%           47%           43%           51%
     U.S. Department of Energy (DOE). . .      14            10            14            10
     Other federal agencies . . . . . . .       4             4             4             4
                                              ---           ---           ---           ---
                                               59            61            61            65

  State and local governments . . . . . .       8             6             7             4
                                              ---           ---           ---           ---

  Total . . . . . . . . . . . . . . . . .      67%           67%           68%           69%
                                              ===           ===           ===           ===

For the comparable first three quarters of fiscal years 1997 and 1996, the portion of the Company's revenues derived from the DOD decreased from 51% in the prior year to 43% in the current year primarily due to reduced funding of the Company's major indefinite delivery order programs over the past several quarters. This has resulted from a flattening of DOD environmental restoration

               INTERNATIONAL TECHNOLOGY CORPORATION
budgets; however, the Company expects to continue to derive a substantial portion of its revenues from these contracts, which are primarily related to remedial action work. Additionally, an expected transition by the DOE over the next several years to emphasize remediation over studies is expected to be positive for the Company based on the Company's favorable experience in winning and executing similar work for the DOD, the Company's experience with the DOE related to its past performance of DOE
studies and recent contract awards for such work.   The Company believes
this trend is reflected in the increase in the Company's DOE revenues in the first three quarters of this fiscal year.

The Company's revenues from commercial clients declined in both the third quarter and the first three quarters of fiscal year 1997 compared to the prior year periods. The Company believes this is partly due to commercial clients delaying certain work until final Congressional action is taken on the reauthorization of the Comprehensive Environmental Response, Compensa-tion and Liability Act of 1980 (CERCLA). Funding authority under CERCLA lapsed on December 31, 1995, and it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led commercial clients to delay projects as well. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effective-ness of the remedies available.

A significant portion of IT's revenues (approximately 9% and 10% in the third quarter and first three quarters, respectively, of fiscal year 1997) continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System (HTTS ) incinera-tion technology. Incineration as a remedy under CERCLA continues to come under legislative and regulatory pressures as well as commercial pressures due to its relatively high cost. If the Company is unable to permit and use thermal treatment on future remediation projects in the United States due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, such as foreign installations. The Company is currently seeking such alternative uses. If such opportu-nities were not found or were uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. The Company's backlog of contracts which utilize HTTS equipment was approximately $18,100,000 at December 27, 1996. This backlog will be completed during the next six to nine months. At December 27, 1996, IT's HTTS equipment had a net book value of approximately $12,000,000.

The Company's total contract backlog at December 27, 1996 was approximate-ly $1,193,000,000, of which approximately $811,000,000 is future project work the Company estimates it will receive (based on historical experi-ence) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

Gross Margin
------------

Gross margin percentage for the third quarter of fiscal year 1997 declined to 10.5% of revenues from 14.0% of revenues for the corresponding period of the prior fiscal year. In the current quarter, gross margin was adversely impacted by lower pricing due to competitive industry conditions and by a shift in revenue mix toward larger projects and programs which involve more subcontracting and carry a lower margin on gross revenues. Competitive pricing is expected to continue to adversely affect gross margin in the near term. Gross margin percentage in the current third fiscal quarter improved from the current second quarter level of 9.9% as overhead costs were reduced due to organizational streamlining resulting from the recent corporate restructuring (see Restructuring Charge).

For the first three quarters of fiscal year 1997, gross margin of 10.0% of revenues declined from 15.0% of revenues in the corresponding period of the prior fiscal year, generally for the same reasons noted above related to the third fiscal quarter, as well as due to the lower level of the

               INTERNATIONAL TECHNOLOGY CORPORATION

Company's revenues as certain overhead cost elements were fixed in the short term prior to the September 1997 corporate restructuring.

Selling, General and Administrative Expenses
--------------------------------------------

For the third fiscal quarter ended December 27, 1996, selling, general and administrative expenses of $7,626,000 were $1,396,000 or 15.5% lower than the third quarter of the prior fiscal year. Selling, general and administrative expenses of $25,339,000 for the first three quarters of fiscal year 1997 were $3,722,000 or 12.8% lower than the level for the corresponding period of the prior fiscal year. Selling, general and administrative expenses declined during the third quarter of fiscal year 1997 primarily due to the impact of the corporate restructuring (see Restructuring Charge) initiated in the second quarter.

Restructuring Charge
--------------------

In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of the current fiscal year, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At December 27, 1996, $4,677,000 of the charge remained to be paid. The restructuring charge was taken in conjunction with an organizational realignment which is expected to enable the Company to operate more efficiently and cost-effectively on an ongoing basis.

Interest, Net
-------------

For the third quarter and first three quarters of fiscal year 1997, net interest expense represented 1.6% of revenues and 1.5% of revenues, respectively, compared to the 1.5% of revenues and 1.7% of revenues, respectively, reported in the third quarter and first three quarters of fiscal year 1996. Net interest expense is expected to decrease in the upcoming quarter due to interest income from an increased level of cash and cash equivalents as a result of the proceeds from the Carlyle Investment late in the third fiscal quarter (see Note 9 to Condensed Consolidated Financial Statements).

Income Taxes
------------

For the three fiscal quarters ended December 27, 1996, the Company had an effective income tax benefit rate of 10%. The related income tax benefit from the pre-tax loss for the current three fiscal quarters is net of a $3,168,000 tax charge reflected in the second quarter resulting from the increase in IT's deferred tax valuation allowance based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the second fiscal quarter restructuring charge (see Restructuring Charge). If the above tax charge had not been reflected in the current second fiscal quarter, the Company's effective income tax benefit rate would have been 38.5%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeductible expenses.

For the three fiscal quarters ended December 29, 1995, the Company had an
effective income tax benefit rate of 100%.   The related income tax
benefit on the $12,790,000 loss before income taxes included a $7,500,000 tax credit resulting from the adjustment of IT's deferred tax valuation allowance. Excluding the impact of this tax credit, the Company's effective income tax rate would have been 41%, which exceeds the 34% federal statutory rate primarily due to state income taxes and nondeduct-ible expenses.

The Company's future tax rate is subject to the full realization of its deferred tax asset of $33,948,000 (net of a valuation allowance of $9,113,000). Realization of the tax asset is expected by management to occur principally as closure expenditures related to the Company's inactive disposal sites (see Note 5 to Condensed Consolidated Financial Statements) over the next several years are deductible in the year the expenditures are made and upon the ultimate disposition of the Company's 19% interest in Quanterra (see Financial Condition), but is subject to the Company having a sufficient level of future taxable income and taxable capital gains. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

               INTERNATIONAL TECHNOLOGY CORPORATION

Dividends
---------

Dividends for the quarter ended December 27, 1996 include a cash dividend of $1,050,000 on the Company's outstanding depositary Shares (each representing 1/100 of a share of the Company's 7% Convertible Exchangeable Preferred Stock) and a non-cash imputed dividend of $245,000 on the newly-issued $45,000,000 of 6% Convertible Preferred Stock purchased by Carlyle. The $245,000 dividend is a pro rata amount covering the portion of the quarter from November 20, 1996 when the Convertible Preferred Stock was issued until the end of the quarter.

On January 9, 1997, holders of 344,308 Depositary Shares elected to convert such shares to 678,816 shares of common stock pursuant to a special conversion right (see Note 9 to the Condensed Consolidated Financial Statements). As a result, the quarterly cash dividend of $1,050,000 will be reduced to $900,000 in the quarter ending March 28, 1997 and thereafter.

               INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION
-------------------

Working capital of $109,642,000 at December 27, 1996 increased by $20,468,000 or 23.0% from $89,174,000 at March 29, 1996 due principally to the investment in cash equivalents of the $41,000,000 net proceeds from the Carlyle Investment (discussed below), partly offset by an $18,292,000 reduction in accounts receivable due to better receivables management. Consequently, the current ratio at December 27, 1996 increased to 2.20:1 from 2.13:1 at March 29, 1996.

Cash provided by operating activities for the first three quarters of fiscal year 1997 totaled $25,822,000 compared to $16,544,000 provided by operating activities in the corresponding first three quarters of the prior fiscal year. During the current period, the increase in cash provided by operating activities is principally due to the improvement in receivables management. Capital expenditures of $2,602,000 for the current three fiscal quarters were $1,220,000 lower than the $3,822,000 reported for the corresponding period of the prior fiscal year principally due to a lower level of capital requirements. Additionally, during the current third fiscal quarter, the Company acquired a majority interest in a Taiwan-based wastewater treatment design/build firm for approximately $1,500,000 in cash.

The Company's shareholder agreements relating to Quanterra (an environmen-tal analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed an additional $2,500,000 to Quanterra, of which $475,000 was paid in each of March, April and July 1996 and $1,075,000 was paid in December 1996, completing the commitment. Additionally, in the third fiscal quarter, the Company made a one-time $1,300,000 contribution to Quanterra in the form of work performed related to the decommissioning/closure of a Quanterra laboratory facility. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Due to the operating losses which Quanterra has been incurring, the Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the December 27, 1996 condensed consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

The Company's lending arrangements, consisting of $65,000,000 of senior secured notes and a $60,000,000 bank line of credit, contain various financial ratio and net worth covenants. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on the preferred stock) and on the repurchase of stock other than to fund IT's compensation plans, limita-tions on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities. The Company is presently in compliance with its covenants. During the quarter ended December 27, 1996, the Company negotiated amendments to its lending arrangements to provide enhanced flexibility in the Company's operations in conjunction with the Carlyle Investment (see below). Among other things, the changes modify certain financial covenants, permit the Carlyle Investment and the payment of dividends on such investment, increase the Company's allowable debt and permit proceeds from borrowings to be used to finance acquisitions in certain circumstances, and increase the cost of the senior secured notes and credit line based upon certain leverage thresholds.

In aggregate, at December 27, 1996, letters of credit totaling approxi-mately $25,700,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's bank line of credit. There were no borrowings under the credit line and the Company had approximately $3,000,000 of availability under the line pursuant to its borrowing base. The Company had invested cash of approximately $63,000,000 at December 27, 1996.

On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolida-tion, with the ultimate goal of maximizing shareholder value. As a result of this effort, at the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a

               INTERNATIONAL TECHNOLOGY CORPORATION
liquidation preference of $1,000 per share, and warrants to purchase
1,250,000 shares of IT common stock at $11.39 per share.  The $41,000,000 net proceeds to the Company (after related offering costs of $4,000,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the Carlyle Investment).

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), preferred dividend obligations and contingent liabilities. As a result of the completion of the Carlyle Investment, the Company's liquidity position is expected to be sufficient to meet the foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.

Transportation, Treatment and Disposal Discontinued Operations
--------------------------------------------------------------

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidifi-cation and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over both the past year since approval of the plan and over the prior several years based upon interim approvals by DTSC, and the final closure is scheduled to be completed in fiscal year 1998 or early fiscal year 1999.

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is the environmentally superior alternative. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If selected, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The Company expects the plan and all necessary permits to be approved early in fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three
years of approval of the plan.   If DTSC were to approve an alternative
plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1996, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $14,900,000, letters of credit totaling approximately $6,700,000 and a trust fund containing approximately $12,200,000, and has

               INTERNATIONAL TECHNOLOGY CORPORATION
purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at December 27, 1996 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at current market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. If the developers' plans change or the developers are unable to obtain entitle-ments as planned, the carrying value of this property could be signifi-cantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liability for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the hazardous wastes disposed of at the site. Between October 1994 and May 1995, the Company was served with summons and complaints in two lawsuits (National Railroad Passenger Corporation, et al. v. Harshaw Filtrol, U.S.D.C., Central District, California, Case No. CV 94-2861 WMB (GHKx) and National Railroad Passenger Corporation v. ACF United, U.S.D.C., Central District, California, Case No. CV 95-2050 LGB (RMBx)) brought by members of a group of PRPs (the Steering Committee). (The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.)

In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site. Pursuant to the settlement, the Company has paid $5,400,000 to the USEPA, which amounts had been previously accrued by the Company, in satisfaction of IT's payment obligations to the USEPA under the settlement. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include any costs for future or final OII remedies. In September 1996, the USEPA released a final record of decision selecting the final remedy for the site. Response costs for the final remedy are estimated by USEPA to be approximately $161,800,000. The Company believes that this estimate does not take into account the benefits of certain work to be performed under the previous consent decrees and therefore substantially overstates the remaining cost.

               INTERNATIONAL TECHNOLOGY CORPORATION

In April 1996, the Company and the Steering Committee reached a settlement of the Harshaw Filtrol and the ACF United lawsuits, pursuant to which the Company has paid $250,000 in settlement of the Steering Committee's claims. The Company and the Steering Committee also agreed, as a part of the settlement, to cooperate and share on a pro-rata basis certain response and other defense costs with respect to certain groundwater cleanup actions which may be a part of the final remedy for the site. The Company and the Steering Committee have not agreed to share all costs related to the final remedy at the site, inasmuch as the Steering Committee claims that pursuant to earlier consent decrees it is excused from paying for or performing certain actions which may be required as a part of any final remedy and for which the Company and other persons who settled with USEPA pursuant to the Fifth Partial Consent Decree may be liable. The Company does not agree with these claims. The Company's agreement with the Steering Committee to cooperate and share costs with respect to certain groundwater cleanup actions may be terminated volun-tarily by either party, including in the event of a dispute as to the parties' respective obligations to pay for or perform the final remedy for the site.

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

Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and other PRPs (the PRP group) are participating to further investigate the nature and extent of any subsurface contamination beneath the site and beyond its borders. The PRP group has submitted Remedial Investigation and Feasibil-ity Study (RI/FS) reports which have been accepted by the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor.

In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that, although it appears primarily to restate previous RAOs, also directs all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

In November 1995, the DTSC, by letter, required the PRP group to submit for public comment and DTSC approval a draft Remedial Action Plan (RAP) describing a remedial alternative not supported by the PRP group. The PRP group disputed the timing and content of the draft RAP as required by DTSC as not justified by the RI/FS process, but in January 1996 submitted a draft RAP discussing a number of remedial alternatives. In October 1996 the DTSC completed and released for public review and comment a draft RAP selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,300,000 to $32,600,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approxi-mately $4,100,000, is appropriate. As part of the draft RAP, the DTSC also advised the PRP group of its position that both the group and the

               INTERNATIONAL TECHNOLOGY CORPORATION
current owner/operators are responsible for paying the future closure and postclosure costs of the adjoining municipal landfill, which have been estimated at approximately $4,200,000.

As a part of the draft RAP that the PRP group submitted in January 1996, the group asserted that other PRPs at the site (principally, the current and past owner/operators of the site) were responsible for approximately 85% of the site's remediation costs, and that the PRP group was responsi-ble for no more than approximately 15% of such costs. The Company has paid approximately 50% of the PRP group's costs to-date on an interim basis. The current owner/operators claimed in response that the Company and other members of the PRP group were responsible for at least 89% of the site's remediation costs and that they were responsible for only a small percentage of such costs. They also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. In the draft RAP released in October 1996 the DTSC released a draft non-binding allocation suggesting that the Company is responsible for 15% of the site's response costs, that the generators and others who are part of the PRP group are responsible for 35% of such costs and that the current owner/operators and others are responsible for 50% of such costs. The Company expects that in the final RAP the DTSC will assign the Company and the other members of the PRP group collective responsibility for approximately 45% to 50% of the site's response costs. Although the DTSC's allocation of responsibility is not binding except in very limited circumstances, the PRP group continues to believe that the current owner/operators should pay a larger portion of the site's response costs and the Company is continuing to cooperate with the generators and other
members of the PRP group.   The draft RAP was subject to public comment
and the DTSC has advised the PRP group that it will likely release a final RAP before the end of fiscal year 1997. The PRP group is continuing to attempt to persuade DTSC that the group's preferred remedial alternative should be selected and is evaluating its potential remedies with respect to the draft RAP.

The PRP group has initiated litigation against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO. The current owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

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

               INTERNATIONAL TECHNOLOGY CORPORATION

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

FORWARD LOOKING STATEMENTS
--------------------------

All statements in the preceding discussion that are not historical are forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, additional delays in federal budget authorization and in the funding of federal government contracts, ongoing regulatory uncertainties which affect both governmental and commercial clients, industrywide market factors, liabilities and regulatory developments related to the Company's discontinued operations, negotiations with lenders, the effects of the Company's restructuring and financial and liquidity trends.

                             PART II

               INTERNATIONAL TECHNOLOGY CORPORATION

Item 1.   Legal Proceedings.

          The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 28, 1996 and September 27, 1996. For current developments in the Helen Kramer matter, please see Note 7 to the Condensed Consolidated Financial Statements in this report. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company.

Item 4.   Submission of Matter to a Vote of Security Holders.

          In connection with the Company's Annual Meeting of Shareholders, held November 20, 1996, the Company submitted the following four (4) matters to a vote of the holders of its 36,251,130 (pre-reverse split) shares of outstanding Common Stock:

          Proposal 1:  To consider and vote upon the issuance and sale of
(i) 45,000 shares of Cumulative Convertible Participating Preferred Stock, par value $100 per share, of the Company (Convertible Preferred Stock) and
(ii) warrants to purchase 1,250,000 (post-reverse split) shares of Common Stock, $.01 par value per share, of the Company to certain limited partnerships affiliated with Carlyle, at an aggregate price of $45,000,000 (the Carlyle Investment) on the terms and subject to the conditions set forth in that certain Securities Purchase Agreement, dated August 28, 1996, between the Company and Carlyle; and a related amendment to the Company's Certificate of Incorporation (the Certificate) to (a) effect a one-for-four reverse stock split pursuant to which each four shares of Common Stock will be exchanged for one share of Common Stock; (b) reduce the number of authorized shares of Common Stock of the Company from 100,000,000 to 50,000,000 and; (c) reduce the par value of the Company's Common Stock from $1.00 per share to $.01 per share.

          Proposal 1 was approved by a majority of the outstanding shares of Common Stock of the Company, as follows:

                                                                 Broker
                      For         Against         Abstain        Non-Vote
                      ---         -------         -------        --------
                  21,346,213      835,224         122,029       9,433,059

          Proposal 2:    To elect three directors to hold the office until
the 1999 Annual Meeting of Stockholders and until their successors are elected and qualified.

          Each of the following directors were elected and received the following votes:

                                Total Vote for     Total Vote Withheld
            Director             Each Director     From Each Director
            --------            --------------     -------------------
            Kirby L. Cramer       29,166,508            2,570,017
            James C. McGill       29,132,458            2,604,067
            W. Scott Martin       29,139,203            2,597,322

          Upon consummation of the Carlyle Investment, Messrs. Donald S. Burns, Kirby L. Cramer, Ralph S. Cunningham, W. Scott Martin, Henry E. Riggs, and Jack O. Vance resigned from the Company's Board of Directors and Carlyle elected Messrs. Daniel A. D'Aniello, Philip B. Dolan, Robert
F. Pugliese, and  James David Watkins as Directors of the Company.   Also

               INTERNATIONAL TECHNOLOGY CORPORATION

pursuant to the Carlyle Investment, the Board was reduced to seven members. Accordingly, the Company's Board of Directors consists of the following persons:

     Name                                         Term to expire
     ----                                         --------------
     Daniel A. D'Aniello, Chairman                    1997*
     Anthony J. DeLuca, President and Acting
       Chief Executive Officer                        1997
     Philip B. Dolan                                  1997*
     E. Martin Gibson                                 1998
     James C. McGill                                  1999
     Robert F. Pugliese                               1997*
     James David Watkins                              1997*

     * Pursuant to the terms of the Carlyle Investment, provided that Carlyle continues to own at least 20% of the voting power of the Company, holders of the Convertible Preferred Stock issued to Carlyle will be entitled, for five years (ending November 20, 2001), to elect a majority of the Company's Board of Directors. The individuals so indicated were elected by Carlyle and will serve until the next annual meeting (1997) or until their respective successors are elected and qualify and, during such five year period may be elected, and removed with or without cause, only by a vote or consent of the holders of a majority of the outstanding shares of the Convertible Preferred Stock issued to Carlyle.

     Proposal 3: To consider and vote upon the approval the Company's 1996 Stock Incentive Plan.

     Proposal 3 was approved by a majority of the votes cast at the 1996 Annual Meeting, as follows:
                                                                 Broker
                      For         Against         Abstain        Non-Vote
                      ---         -------         -------        --------

                  11,888,919     8,381,371        229,038       11,237,197

     Proposal 4: To consider and vote upon an amendment of the Certifi-cate to (i) eliminate the provisions of the Certificate that provide for cumulative voting with respect to the election of directors; and (ii) eliminate the provisions of the Certificate that provide for a classified board of directors.

     Proposal 4, which required the affirmative vote of not less than two-thirds of the Company's Common Stock outstanding as of the record date (September 27, 1996), was not approved, as follows:
                                                                 Broker
                      For         Against         Abstain        Non-Vote
                      ---         -------         -------        --------

                    15,946,132   4,271,085        282,111       11,237,197

               INTERNATIONAL TECHNOLOGY CORPORATION

  Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.               Description
               -----------  ---------------------------------------------

               10(i)(a) Amendment No. 1, dated November 20, 1996, to Securities Purchase Agreement dated August 28, 1996, by and among the Company and certain purchasers, identified herein. (1)


               27        1.  Financial Data Schedule for the quarter ended
                             December 27, 1996.
               ______________

               (1) Previously filed as an exhibit to the Report on Form 8-K referenced in item (b) below.

           (b) Reports on Form 8-K.

               Current report on Form 8-K, reporting under Items 1 and 5, related to the closing and consummation on November 20, 1996, of the transactions contemplated by the Securities Purchase Agreement dated August 28, 1996 by and between the Company and certain Purchasers affiliated with The Carlyle Group, and other matters.

               INTERNATIONAL TECHNOLOGY CORPORATION


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
       (Registrant)




                ANTHONY J. DELUCA                       February 10, 1997

  --------------------------------------------          -----------------
                Anthony J. DeLuca
  President and Acting Chief Executive Officer and Duly Authorized Officer



             PHILIP H. OCKELMANN                        February 10, 1997

  --------------------------------------------          -----------------
             Philip H. Ockelmann
     Vice President, Finance, Treasurer
       and Principal Accounting Officer