Form 10-K
period 1997-03-28
INTERNATIONAL TECHNOLOGY CORP
filed 1997-06-24
CIK 731190

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               ---------
                               FORM 10-K
(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 1997

                                   OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________


                  Commission file number    1-9037

                 International Technology Corporation
        (Exact name of registrant as specified in its charter)
               Delaware                                33-0001212
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

     2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on which
          Title of each class                   registered
          -------------------         ------------------------------
     Common Stock, $.01 Par Value       New York Stock Exchange; Pacific
                                          Stock Exchange
   Preferred Stock Depositary Shares    New York Stock Exchange; Pacific
                                          Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 13, 1997, was approximately $75,284,000 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At June 13, 1997 the registrant had issued and outstanding an aggregate of 9,741,715 shares of its common stock, including 6,208 shares held in treasury.

                  Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on September 16, 1997 is incorporated by reference into Part III hereof.

              INTERNATIONAL TECHNOLOGY CORPORATION
                   ANNUAL REPORT ON FORM 10-K
            FOR THE FISCAL YEAR ENDED MARCH 28, 1997

                       TABLE OF CONTENTS

Item                                                             Page
----                                                             ----
                             PART I

 1        Business . . . . . . . . . . . . . . . . . . . . .       2
            General. . . . . . . . . . . . . . . . . . . . .       2
            Background . . . . . . . . . . . . . . . . . . .       3
            Operations . . . . . . . . . . . . . . . . . . .       3
            General. . . . . . . . . . . . . . . . . . . . .       3
              Engineering and Construction . . . . . . . . .       4
              Consulting and Ventures. . . . . . . . . . . .       4
              International. . . . . . . . . . . . . . . . .       5
              Customers. . . . . . . . . . . . . . . . . . .       5
              Competition. . . . . . . . . . . . . . . . . .       6
              Technology Development . . . . . . . . . . . .       7
              Regulations. . . . . . . . . . . . . . . . . .       7
              Environmental Contractor Risks . . . . . . . .      10
              Insurance and Risk Management. . . . . . . . .      11
            Discontinued Operations. . . . . . . . . . . . .      11
            Employees. . . . . . . . . . . . . . . . . . . .      11
 2        Properties . . . . . . . . . . . . . . . . . . . .      12
 3        Legal Proceedings. . . . . . . . . . . . . . . . .      12
 4        Submission of Matters to a Vote of Shareholders. .      12
                          -----------
4A        Executive Officers of the Company. . . . . . . . .      13

                            PART II

 5        Market for the Registrant's Common Stock and
            Related Shareholder Matters. . . . . . . . . . .      14
 6        Selected Financial Data. . . . . . . . . . . . . .      15
 7        Management's Discussion and Analysis of
            Results of Operations and Financial Condition. .      15
 8        Financial Statements and Supplementary Data. . . .      23
 9        Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . .      48

                            PART III

10        Directors and Executive Officers of the Registrant.     48
11        Executive Compensation . . . . . . . . . . . . . .      48
12        Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . .      48
13        Certain Relationships and Related Transactions . .      48

                            PART IV

14        Exhibits, Financial Statement Schedule and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . .     49

                             PART I

  ITEM 1. BUSINESS.

  GENERAL

     International Technology Corporation, a Delaware corporation (the Company or IT), provides a wide range of environmental management services and technologies including the assessment, engineering, and remediation of situations involving hazardous materials and pollution prevention and minimization. The Company was incorporated in 1983; the earliest antecedent of the Company commenced operations in California in 1926.

     The Company's services are provided to a broad array of governmental and commercial entities predominantly in the U.S. market. Additionally, the Company pursues selected international business opportunities. The Company's business strategy is to provide its environmental services on a full-service basis, particularly by focusing on its capabilities to manage complex environmental issues from the initial assessment of the level and extent of contamination through the design, engineering and execution of a solution which minimizes the client's total cost. In recent years, the Company has worked on several hundred Superfund sites for various governmental and commercial clients.

     Demand for the Company's services is heavily influenced by the level of enforcement of environmental laws and regulations, funding levels for government projects and spending patterns of commercial clients. During the 1990's, spending by commercial clients has slowed primarily due to reduced implementation and enforcement activities by governmental regulatory agencies and an uncertain regulatory climate. The operations of the Company are performed subject to a comprehensive federal, state, and local environmental regulatory structure. (See Business - Operations - Regulations.) This regulatory structure is a primary driver of business opportunities for the Company. The lapse of the Superfund (see Business - Operations - Regulations - Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)) and uncertainty concerning the form of the future reauthorization of the Superfund and potential changes in other regulations have dampened demand for the Company's services.

     In recent years, the Company's revenues have been derived primarily from its business with federal, state and local governmental clients. Revenues attributable to contracts with governmental agencies accounted for 67%, 69% and 71% of total revenues in fiscal years 1997, 1996 and 1995, respectively. (See Business - Operations - Customers - Federal, State and Local Governmental Clients.) The Company expects that revenues attributable to federal, state and local governmental agency contracts, particularly those with the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE), will continue to represent a substantial but declining percentage of total revenues in the near term. Efforts to constrain the federal budget deficit have reduced the level of spending on environmental restoration by the DOD, the DOE and other federal governmental agencies. Additionally, the delay in the authorization of the 1996 federal budget reduced the Company's revenues in late-fiscal year 1996 and early-fiscal year 1997 due to the failure of the DOD to fund the Company's delivery order contracts as previously expected. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

      At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve an investment by The Carlyle Group, a major Washington, D.C.-based investment bank (the Carlyle Investment). The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Notes to Consolidated Financial Statements - Preferred stock - Carlyle Investment).

     Using the proceeds of the Carlyle Investment, the Company expects to further grow and diversify its business through acquisitions. In November 1996, the Company acquired a 50.1% interest in a Taiwanese wastewater treatment design/build firm (see Business - Operations - International) and, in May 1997, the Company acquired a consulting firm specializing in historical investigation of environmental issues. (See Business - Operations - Consulting and Ventures.) These recent acquisitions are illustrative of the Company's strategy of directing its growth and diversification toward economically-driven, value-added services which are complementary to IT's existing services and which are synergistic when combined with IT's market position and infrastructure.

  BACKGROUND

     Hazardous materials management and remediation, as well as air and water pollution control, are widely acknowledged as significant national priorities. As of March 1997, the U.S. Environmental Protection Agency (USEPA) had designated approximately 1,372 sites as Superfund locations with significant concentrations of hazardous materials, although only approximately 25% of these sites have been remediated. In addition, there are a large number of small commercial and governmental sites that will require cleanup. The assessment, decontamination and remediation of hazardous sites are governed by complex environmental and occupational safety and health regulations administered by numerous federal, state and local agencies.

     Many of the Company's clients, both governmental and commercial, continue to require a full-service solution, in which a single supplier manages the entire process from identification and assessment through remediation. Successful remediation of hazardous sites requires a multidisciplinary approach, since such sites typically involve a variety of waste which affects air, soil and/or water. Depending on the circumstances, the required skills may include analytical chemistry, risk assessment, computer modeling, ambient air monitoring, process and design engineering, and construction/remediation. The application of these disciplines to solve client problems requires substantial operational knowledge, and the Company believes that it is well-positioned to solve client problems in a practical, cost-effective manner because of the combination of its technical capabilities and experience. Additionally, the Company's technical expertise and operational experience are sought by other firms for project-specific teaming and joint venture relationships, thereby allowing the Company access to an increased number of large scale governmental and commercial programs.

     Over the past several years, the environmental management and hazardous waste remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. Lower demand in the private sector during the 1990's has been offset to some extent by new major project opportunities in the public sector, primarily major cleanup projects at DOD and DOE installations, which require a broad range of project management and field execution skills, limiting the number of potential bidders. As a result of the changes impacting the industry, consolidation has occurred through downsizing and mergers. The Company's strategy is to be a strong competitor for the major project opportunities offered by the DOD and DOE, to continue to actively serve the commercial market, to expand and diversify into economically-driven, value-added services and to achieve economies of scale by participating in the ongoing consolidation in the industry using the proceeds of the Carlyle Investment. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.)

  OPERATIONS

  General

     The Company's operations are managed through two divisions, an Engineering and Construction division and a Consulting and Ventures division. The Engineering and Construction division manages projects of all sizes, while the Consulting and Ventures division provides specialized consulting services and focuses on new value-added business initiatives. The Company provides these capabilities anywhere in the United States as well as internationally through appropriate resources located in the Company's 43 offices and through certain international affiliates (see International).

  Engineering and Construction

     The major part of IT's business is the management of complex hazardous waste remediation projects involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances.
These projects include the cleanup of land disposal sites where hazardous or toxic substances have been disposed and pose a threat to the surrounding environment; rivers, streams and groundwater contaminated by chemical substances and buildings, production facilities and storage sites contaminated with hazardous chemical and/or radioactive materials. These projects require considerable strategic environmental management, technical engineering and analytical effort to determine the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technologies for treatment, to perform the cleanup of the site as well as strong project management and construction and remediation skills to execute the ultimate remediation projects in the field. The Company is involved in all areas of the United States and in selected areas internationally in the assessment or cleanup phases of site remedial action projects.

     The Company provides full-service capabilities for these projects, primarily in the areas of DOD and DOE delivery order program management, engineering and design services, remedial construction, mobile treatment, and decontamination/decommissioning capabilities. In the area of remedial construction, IT offers diverse services, such as excavation and isolation, installation of subsurface recovery systems, thermal treatment solutions, bioremediation approaches, chemical treatment, soil washing, fixation or stabilization, facility or site closures, solidification, landfill cell construction, and slurry wall and cap installation. The full-service strategy supports the Company's marketing efforts toward developing partnering arrangements with clients in which IT is the primary supplier of all client environmental management services and assists clients to innovatively reduce total environmental costs.

  Consulting and Ventures

     The Company provides a wide range of consulting services including environmental permitting, facility siting and design, strategic environmental management, environmental compliance/auditing, risk assessment/management, pollution prevention, waste minimization, environmental information systems, and data management.

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

     The Company has been strategically broadening its capability through business initiatives which address the trend toward economically-driven, value-added environmental solutions. In March 1996, IT acquired Gradient Corporation, a prominent environmental risk assessment firm. Additionally, during fiscal year 1997, the Company made a 19% investment in LandBank, Inc., a firm pursuing the brownfields remediation market, a market involving economically-driven cleanup of impaired properties for future real estate development. As well as being an investor in LandBank, IT will be LandBank's preferred contractor, both for site assessment and remediation activities. In May 1997, the Company purchased PHR Environmental Consultants, Inc., a California-based consulting firm which assists business entities to more economically confront potential or existing environmental liabilities through an interdisciplinary investigative approach of science, history and information.

  International

     In November 1996, the Company made a 50.1% majority investment in Chi Mei Scientech/Entech, a Taiwan-based wastewater treatment design/build firm, which will now do business as Chi Mei International Technology. The Company intends to use this investment as a stepping stone to project opportunities and other business expansion possibilities in the Far East. The Company has entered into a joint venture agreement with a major Mexican engineering and construction firm. This joint venture has performed several projects and is currently seeking permits to operate a treatment facility using the Company's incineration capabilities near Mexico City. The Company has also entered into a joint venture with a major Korean engineering and construction firm to pursue, among other things, a major incineration project. (See Management's Discussion and Analysis - Results of Operations - Continuing Operations - Revenues.)

  Customers

     The Company's services are provided to a broad range of federal, state and local governmental and commercial clients in the U.S. market. During the 1990's, the Company experienced a significant shift in revenues from the commercial sector to the governmental sector, although that trend reversed slightly beginning in fiscal year 1996.

     Federal, State and Local Governmental Clients

     Due to its technical expertise, project management experience and full-service capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various CERCLA and RCRA activities. (See Business - Operations - Regulations.) The Company's governmental contracts are often multi-year, indefinite delivery order programs (IDOs). These programs provide spending budget estimates for which the client expects to define the scope by working closely with IT's program management and technical staff. As projects are defined, the work is awarded to the Company on a sole source basis. Government contracts are typically subject to annual funding limitations and public sector budgeting constraints. Some of these contracts provide a maximum contractual amount of services that may be performed by the Company with the specific services authorized from time to time by the government agency through a series of task orders under the master contract. The Company may be asked to perform services for the full amount of an IDO or for amounts greater or less than the full amount. IDOs generated approximately 27% of the Company's revenues in fiscal year 1997. The programs with federal government agencies typically involve a competitive bidding process pursuant to federal procurement policies involving several bidders and result in a period of contract negotiation after a successful bidder is selected. Although the Company generally serves as the prime contractor on its contracts or as a part of a joint venture which is the prime contractor, the Company serves as a subcontractor to other prime contractors on some federal government programs. As has become typical in the environmental industry, the Company has entered into joint venture or teaming arrangements with competitors when bidding on certain of the largest, most complex contracts, to provide the breadth of technical expertise and, at times, bonding capacity required for the project.

     The following table shows, for the last three years, the Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues:

                                                 Year ended
                                      --------------------------------
                                      March 28,   March 29,   March 31,
     Source                             1997        1996        1995
     ------                           --------    --------    --------

     Federal government:
       DOD. . . . . . . . . . . .        42%          51%        47%
       DOE. . . . . . . . . . . .        14           11         12
       Other federal agencies . .         3            3          4
                                        ---          ---        ---
                                         59           65         63

     State and local governments.         8            4          8
                                        ---          ---        ---
     Total. . . . . . . . . . . .        67%          69%        71%
                                        ===          ===        ===

     Commercial Clients

     The Company serves numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, real estate and transportation service companies, and law firms. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's consolidated revenues in fiscal years 1997, 1996 or 1995. There is a growing trend in the Company's work for commercial clients toward strategic environmental management services and economically-driven solutions to environmental issues (see Business
- Operations - Consulting and Ventures).

  Competition

     The environmental management industry is very competitive and requires professional personnel with technical and project management skills. The Company believes that the principal competitive factors in all areas of its business are operational experience, technical proficiency, breadth of services offered, local presence and, often most importantly, price.

     The Company faces competition from a diverse array of small and large organizations including national or regional environmental management firms; national, regional and local architectural, engineering and construction firms; environmental management divisions or subsidiaries of international engineering, construction and systems companies; and hazardous waste generators which have developed in-house capabilities. Major competitors in consulting, engineering and design include Bechtel, CH2M Hill, Dames and Moore, Earth Technology, ERM Group, Fluor Daniel, Jacobs Engineering, and Roy F. Weston. Major competitors in remediation include Bechtel, Fluor Daniel, Foster Wheeler, Groundwater Technology, Jacobs Engineering, Morrison-Knudsen, OHM and Sevenson.

     Increased competition, combined with changes in client procurement procedures, has resulted in market trends over the past several years toward lower contract margins, a client preference for fixed-price or unit-price contracts and unfavorable changes in contract terms and conditions in areas such as indemnification of the client by the Company of liabilities for damage or injury to third parties and property and for environmental fines and penalties. Additionally, certain of the Company's competitors benefit from certain economies of scale and have better access to bonding and insurance markets at a lower cost. The entry of large systems contractors and international engineering and construction firms into the environmental management industry has increased the level of competition for major federal governmental contracts and programs, which have been the primary source of the Company's revenue over the past several years. Over the past several years, there has been consolidation in the industry as certain of the larger corporations have acquired smaller firms which, although reducing the number of industry competitors to some degree, has increased the number of stronger competitors.

  Technology Development

     IT's Technology Development program focuses on innovative applications of new and existing technologies and methods, principally through client projects. The IT technology development program is directed in three primary areas: 1) continued improvements to technologies developed in-house through applications on client projects,2) the evaluation and implementation of technologies developed outside the Company which present commercial opportunities for IT, and 3) improvements to third party technologies for enhanced client value. Additionally, the Company continues to defend and expand its patent position in thermal treatment technology, bioremediation and various soil cleaning processes.

     Through the Company's technology development program, IT has continued to advance the development and implementation of its bioremediation programs. Clean closure of numerous sites have been accomplished using naturally occurring organisms in the patented BIOFAST system. Recent patents for vapor phase nutrient delivery have successfully demonstrated the ability to expand the range of applicability to nutrient deficient soils. Advances in the understanding and monitoring of natural attenuation processes have resulted in approval from federal and state agencies for selection of natural attenuation as the clean-up option of choice for an increasing number of sites including contaminants such as gasoline, fuel oil, and chlorinated solvents. IT is participating in a client funded program for the applications testing and commercialization of an innovative bioremediation technology using naturally occurring organisms for the remediation of metals contaminated soils. This innovative approach will provide a new cost effective option to the current practice of excavation and disposal of metals contaminated soils.

     Under license from a third party, IT has completed the largest installation to date of the "barrier wall and reactive gate technology." Contaminated groundwater at the site collects against the down gradient barrier wall and is funneled to the reactive gate where the contaminants decompose by reaction with the reactive media in the gate.

     The Company continues to enhance the applicability of a licensed method to identify and treat a specific class of toxic substances inherent in wastewater discharges from the oil industry. Pilot-scale testing at a client refinery is providing a direct comparison of the new technology capabilities to existing, carbon treatment cost and effectiveness.

     IT has entered into the first option year of the contract for operation of the USEPA Test & Evaluation Facility in Cincinnati, Ohio. This RCRA Part B permitted, USEPA facility is also available for private party sponsored technology evaluations, provides treatability testing and process development services on contaminated waste waters, sludges, and soils. Unique accomplishments this year include the development, construction, and field startup of systems for the production of "safe drinking water" at three sites in the Peoples Republic of China and one in the state of Vera Cruz, Mexico under the federally funded United States Technology for International Environmental Solutions program.

     This year the Company has also improved its position in the development and commercialization of environmental information management technology. IT has received extensive patent coverage for the ManageIT system which is used for the management and tracking of Hazardous Waste at client sites. Through the use of its proprietary IT Environment Management System (ITEMS) and related systems, the Company has become a leading user of advanced data base management technology to serve its clients' needs. The Company uses various information management capabilities developed by many vendors, in addition to its proprietary systems, in implementing environmental information management systems for its clients.

  Regulations

     The Company and its clients are subject to extensive and evolving environmental laws and regulations which affect the demand for many of the services offered by the Company (see Business - Operations - Environmental Contractor Risks) and create certain significant risks and potential opportunities for the Company in providing its services. Regulatory changes may also affect the Company's inactive disposal sites in Northern California. (See Notes to Consolidated Financial Statements
- Discontinued operations.)

     Within the past three years, a number of significant changes to existing environmental legislation have been proposed. Some of the proposed changes originated in legislation commonly referred to as the Republican Party's "Contract With America." Many of the proposed changes have been stalled in the Congress. The proposals would overhaul the government regulatory process, requiring regulatory risk assessments and cost-benefit analyses, and reducing requirements for reporting to the government. Although the impact of these proposed changes upon the Company's business cannot yet be fully predicted, the proposed changes in regulations and reduced enforcement of current environmental laws appear to have decreased the demand for certain of the Company's services, as customers anticipate and adjust to the potential changes. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more active enforcement of those regulations. However, proposed changes could also result in increased demand for certain of the Company's services if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost-effectiveness of remedies available under the changed regulations.

     The principal environmental legislation affecting the Company and its clients is described below:

     National Environmental Policy Act of 1969 (NEPA). Under NEPA, all federal agencies must consider environmental factors in their decision making. Among other things, NEPA established guidelines and requirements for environmental assessments and mitigation measures for a variety of projects involving government approval or financing, including development and construction of power plants and transmission lines, pipelines, highways, landfills, mines, reservoirs and residential and commercial developments.

     Resource Conservation and Recovery Act of 1976 (RCRA). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. The 1984 Hazardous and Solid Waste Amendments to RCRA (HSWA) expanded RCRA's scope by providing for the regulation of additional wastes as hazardous and imposing restrictions on land disposal of certain wastes, prescribing more stringent management standards for hazardous waste disposal sites, setting standards for underground storage tank (UST) management and providing for corrective action procedures. Under RCRA, liability and stringent management standards are imposed on generators or transporters of hazardous waste or owners or operators of waste treatment, storage or disposal facilities.

     RCRA's standards for waste treatment, storage and disposal facilities apply to hazardous waste incinerators. Changes in these standards and related changes in CERCLA have impacted the market for the Company's mobile, on-site incineration services using the Hybrid Thermal Treatment System (HTTS ) technology. In 1994, the USEPA issued a new policy under RCRA which, while affirming incineration as an allowable remedy under CERCLA, called for additional procedures and studies to be conducted before incineration may be selected as a remedy, or which may result in the deselection of incineration as a remedy, at a Superfund site. Additionally, in 1996, the USEPA finalized its policy of favoring waste minimization over combustion/incineration and of increasing regulatory burdens upon combustion and incineration facilities, whether fixed-based or on-site. Furthermore, incineration as a remediation remedy continues to be the subject of considerable public opposition and
controversy.   The Company believes that the heightened scrutiny and
higher cost of, and public opposition to, incineration as a remedial option has led to delays and added costs in permitting the Company's HTTS units for use on projects, and has also caused the USEPA and/or private parties to prefer other remedies in Superfund remediations.
Such actions may have an adverse impact on the Company's business. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA addresses cleanup of sites at which there have been or may be releases or threatened releases of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were released; to any person who arranged for disposal, treatment, or transportation of hazardous substances by others; and to certain persons who accepted hazardous substances for transport to facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created the Superfund to be used by the federal government to pay for certain cleanup efforts. Where the federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties (PRPs). CERCLA generally imposes strict, joint and several retroactive liability upon such parties. CERCLA was amended in 1986 by the Superfund Amendments and Reauthorization Act (SARA), which authorized increased federal expenditures and imposed more stringent cleanup standards and accelerated timetables. SARA also contained provisions which expanded the enforcement powers of the USEPA.

     While CERCLA's Superfund taxing authority originally expired in December 1995, and CERCLA's authority to expend funds originally expired in September 1994, Congress has extended the USEPA's authority to tax and use funds on an interim basis through September 30, 1997. Moreover, the Congressional Budget Office projects that the USEPA has enough appropriated but unobligated funds to allow USEPA to operate at current levels for approximately two years after September 30, 1997, should CERCLA's taxing authority not be reauthorized by then.

     The Company believes that failure of Congress to reauthorize CERCLA, and proposed substantial changes in and continuing uncertainty concerning the details of the legislation, cleanup standards, and remedy selection, have resulted in project delays and/or the failure of clients to initiate or proceed with projects. A number of changes to CERCLA have been previously proposed as a part of the reauthorizing legislation. Amendments to repeal CERCLA's retroactive liability provisions have been introduced. It has also been proposed that CERCLA's preference for permanent treatment remedies such as incineration be changed to favor confinement and containment remedies. (See the discussion of the Resource Conservation and Recovery Act of 1976 (RCRA) immediately above.) Standards for acceptable cleanups have also been the subject of proposals for change. Although several bills to reauthorize CERCLA have been introduced in this session of Congress, including some which propose to maintain or increase previous funding levels, controversy over the details of the legislation indicate that there is no clarity when CERCLA may be reauthorized, what changes would be included in any reauthorization, or what funding levels might be.

     In response to Congressional and private sector pressure and, in part, to avoid more sweeping legislative changes, the USEPA has attempted to relax regulatory requirements and enforcement. For example, the USEPA has attempted, through various regulatory initiatives, to make it easier to redevelop "brownfields," i.e., lightly to moderately contaminated urban sites. Brownfields sites nationally have been estimated to number in the hundreds of thousands. Similar legislation has also been introduced, and a number of states have initiated similar programs. While the Company believes such programs offer additional opportunities, the ultimate impact of such programs cannot yet be predicted.

     Clean Air Act and 1990 Amendments. The Clean Air Act requires compliance with National Ambient Air Quality Standards for specific pollutants and empowers the USEPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 modified the Clean Air Act in a number of significant areas. Among other changes, they established emissions allowances for sulfur and nitrogen oxides, established strict requirements applicable to emissions of air toxics, established a facility-wide operating permit program for all major sources of pollutants, established requirements for management of accidental releases of toxic air pollutants, and created significant new penalties, both civil and criminal, for violations of the Clean Air Act.

     Although the USEPA has recently proposed a significant tightening of regulations regarding ozone standards and particulate emissions, which might eventually increase demand for the Company's air quality services, the proposals have met with substantial opposition and their ultimate fate remains uncertain.

     Other Federal and State Environmental Laws. The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. This legislation addresses such topics as air pollution control, UST and aboveground storage tank (AST) management, water quality, solid waste, hazardous waste, surface impoundments, site cleanup and wastewater discharge. In addition, many states that passed

Superfund-type legislation and other environmental regulations are now reviewing and relaxing those laws and regulations because of their alleged adverse impact upon business and competitiveness.

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

     Liabilities Arising out of Environmental Laws and Regulations

     All facets of the Company's business are conducted in the context of an extensive and rapidly changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal and other agencies. There have also been efforts by litigants to expand the reach of CERCLA and RCRA to make contractor firms responsible for cleanup costs through claims that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. While a few decided CERCLA cases have shielded cleanup contractors from strict liability, no clear direction has emerged from the cases decided to-date.

     Potential Liabilities Involving Customers and Third Parties

     In performing services for its customers, the Company could potentially be liable for breach of contract, personal injury, property damage, negligence and other causes of action. The damages available to a customer, should it prevail in its claims, are potentially large and could include consequential damages.

     Many of those contracting for environmental management services, particularly those involving large scale remediations, seek to shift to contractors the risk of completing the project in the event the contamination is either more extensive or difficult to resolve than originally anticipated. In the competitive market in which environmental management services are offered, customer pressure has increased significantly for contractors to accept greater risk of performance, liability for damage or injury to third parties or property, and liability for fines and penalties. The Company has from time to time been involved in claims and litigation involving disputes over such issues. (See Notes to Consolidated Financial Statements - Motco litigation settlement.)

     Environmental management contractors, in connection with work performed for customers, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of toxic substances or otherwise which could arise long after completion of the project.

     Over the past several years, the USEPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA projects and continue their attempts to renegotiate previously agreed indemnities. While future Congressional action to broaden the availability of indemnification is possible, there is no assurance that Congress will change federal government indemnification policies.

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

     The Company's insurance program includes $70,000,000 per fiscal year of excess liability policies, insuring claims in excess of a $5,000,000 retention level for each of commercial general liability, product liability and automotive liability. With respect to the $5,000,000 retention level for each of such coverages, the Company's captive insurance company (the Captive) generally is obligated to indemnify the Company's insurance carriers against liabilities and costs of defense, subject to certain limitations. Letters of credit are provided to support the indemnity commitment; at present, the aggregate amount of such letters of credit is approximately $3,500,000. From a risk management perspective, the policies reinsured by the Captive are, in effect, a self-insurance layer.

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

  EMPLOYEES

     At March 28, 1997, the Company employed 2,083 regular employees.
Of these employees, 203 were in sales, corporate office and group administration and the remainder were in operations. The Company's professional and technical employees engage in disciplines which include chemical and civil engineering, geology, hydrology/hydrogeology and computer/data processing. Over 445 of the Company's employees hold advanced degrees.

     At March 28, 1997, none of the Company's employees were represented by labor unions under collective bargaining agreements. The Company employs union labor from time to time on a project-specific basis. The Company considers its relations with its employees to be good.

  ITEM 2.  PROPERTIES.

     IT owns or leases property in 25 states, the District of Columbia and the United Kingdom. Excluding its discontinued operations, the Company owns approximately 50 acres and leases approximately 675,000 square feet of property for various uses, including regional and project offices, technology and process development laboratories, equipment yards and a corporate office. Management considers the facilities adequate for the present and anticipated activities of the Company.

     Additionally, the Company owns approximately 2,821 acres related to its discontinued operations, principally in Northern California, of which approximately 500 acres have been used for hazardous waste disposal facilities and approximately 2,200 are adjacent to those facilities, but were never used for waste disposal.

     The Company has announced the relocation and consolidation of its Torrance, California corporate headquarters into its largest operations office in Monroeville (Pittsburgh), Pennsylvania. This process will be
completed by the end of June 1997.   The Company expects to realize
certain cost savings from this consolidation. (See Management's Discussion and Analysis - Results of Operations - Continuing Operations
- Restructuring charge.)

  ITEM 3.  LEGAL PROCEEDINGS.

  Continuing Operations Legal Proceedings

     See Notes to Consolidated Financial Statements - Commitments and contingencies - Contingencies for information regarding the legal proceedings related to the continuing operations of the Company.

  Discontinued Operations Legal Proceedings

     See Notes to Consolidated Financial Statements - Discontinued operations for information regarding the legal proceedings that relate to the transportation, treatment and disposal discontinued operations of the Company.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     There were no matters submitted to a vote of the Company's common shareholders during the fourth quarter of fiscal year 1997.

    ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

   The following table provides information as of June 13, 1997 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                              First
                                                             elected
                                                                as
                                                             director
                                                                or
                                                   Term as    officer
                                                   director   of the
  Name              Age          Position           expires   Company
  ----              ---          --------          --------   -------
Anthony J. DeLuca    50    President and Acting        1997      1990
                            Chief Executive Officer
Franklin E. Coffman  55    Senior Vice President,      ----      1984
                            DOE Programs, Corporate
                            Business Development
James R. Mahoney     58    Senior Vice President,      ----      1991
                            Consulting and Ventures
                            and Corporate Development
Raymond J. Pompe     63    Senior Vice President,      ----      1988
                            Engineering and
                            Construction
James G. Kirk        58    Vice President, General     ----      1996
                            Counsel and Secretary
________________

   Mr. Coffman joined the Company in October 1984 as Vice President, Government Programs, was named Senior Vice President, Government and Commercial Program Development, in March 1995, and Senior Vice President, DOE Programs, Corporate Business Development in July 1996. Prior to joining the Company, Mr. Coffman served in various capacities for the DOE including Deputy Assistant Secretary of Waste Management, Director of the Office of Advanced Nuclear Systems and Projects, and Director of the Division of Fusion Development and Technology. Previously, he was employed in the Atomic Energy Commission as Chief, Energy Research Development Agency, Fusion Systems and Applications - Applications Studies Branch, Washington, D.C. and as a health physicist.

   Mr. DeLuca was named President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

   Mr. Kirk, who joined the Company as General Counsel, Eastern Operations, in 1991, was named Vice President, General Counsel and Secretary in September 1996. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors from 1978 to 1991. From 1973 to 1978, Mr. Kirk was Assistant
General Counsel for Dravo Corporation.

   Mr. Mahoney, who joined the Company in January 1991 as Senior Vice President and Director of Technology was named Senior Vice President, Corporate Development and Sales in April 1992; Senior Vice President, Technical Operations and Corporate Development in March 1995; and Senior Vice President, Consulting and Ventures in July 1996. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1987, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major construction firm.

   Mr. Pompe joined the Company in 1988 as Vice President, Construction and Remediation, was named Senior Vice President, Project Operations, in March 1995, and Senior Vice President, Engineering and Construction in July 1996. Prior to joining the Company, Mr. Pompe was employed by Dravo Corporation, a major construction firm, from 1956 to 1988 in various executive capacities, most recently as Senior Vice President responsible for construction projects.

                            PART II


  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
  SHAREHOLDER MATTERS.


   The Company's common stock is listed on the New York Stock Exchange
(NYSE) and Pacific Stock Exchange under the symbol ITX. The following table sets forth the high and low sale prices of the common stock, as reported by the NYSE for the periods indicated, all after adjustment for a one-for-four reverse stock split effective November 21, 1996.

               Quarter ended                 High            Low
               -------------                 ----            ---
   June 30, 1995 . . . . . . . . . . . .   $ 13 1/2        $ 9 1/2
   September 29, 1995. . . . . . . . . .     15 1/2         11
   December 29, 1995 . . . . . . . . . .     13 1/2          9
   March 29, 1996. . . . . . . . . . . .     11              8
   June 28, 1996 . . . . . . . . . . . .     14              9
   September 27, 1996. . . . . . . . . .     12              7 1/2
   December 27, 1996 . . . . . . . . . .     11 1/2          8 3/8
   March 28, 1997. . . . . . . . . . .        8 7/8          6 3/4

   On June 13, 1997, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $7 7/8 per share. On that date there were 1,925 stockholders of record.

   The Company has not paid a cash dividend on its common stock for the three years ended March 28, 1997. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business. IT's credit agreements prohibit cash dividends on common stock.

     ITEM 6.  SELECTED FINANCIAL DATA.

   The following table sets forth income statement information for the Company's continuing operations and other financial information for each
of the five years in the period ended March 28, 1997.   Share and per
share data have been restated to reflect the one-for-four reverse stock split effective November 21, 1996.

                                                                Year ended
                                        ---------------------------------------------------------
                                       March 28,    March 29,               March 31,
                                                                  -------------------------------
                                          1997         1996        1995        1994        1993
                                        ---------    ---------    --------    -------    --------
                                                   (In thousands, except per share data)

INCOME STATEMENT INFORMATION
Revenues                                $362,131     $400,042     $423,972    $392,803    $410,539

Loss from continuing operations
  (net of preferred stock dividends)     (13,693)      (3,654)      (7,880)     (3,241)     (2,082)

Loss per share
  from continuing operations               (1.48)        (.41)        (.89)       (.37)       (.25)

Weighted average shares                    9,227        8,982        8,889       8,691       8,383

OTHER FINANCIAL INFORMATION
Working capital                         $110,705     $ 89,174     $ 73,838    $ 63,522    $ 60,281

Total assets                             342,531      315,314      362,152     359,203     369,178
Long-term debt                            65,874       65,611       80,189      68,625     115,811

Long-term accrued liabilities             16,004       30,223       45,207      38,993      52,470

Stockholders' equity                     168,853      140,865      145,921     160,548     106,178

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

   In 1996, the Company changed its fiscal year to consist of four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday of March. Previously, the fiscal year ended on March 31 of each year.

                   INTERNATIONAL TECHNOLOGY CORPORATION
                     RESULTS OF OPERATIONS (CONTINUED)


  Revenues

   Revenues for fiscal year 1997 declined by 9.4% compared to a decline of 5.6% in fiscal year 1996. This decline in revenues generally reflected weak demand in both the governmental and commercial markets the Company serves as well as a change in the Company's approach to the market in de-emphasizing smaller lower-value projects (see Restructuring Charge). During the fourth quarter of fiscal year 1997, however, the Company experienced an 8% increase in revenues to $95,712,000 from $88,579,000 in the fourth quarter of fiscal year 1996, principally due to consistent funding of DOD programs which had been subject to reduced funding in late fiscal year 1996 and early fiscal year 1997 as a result of delays in the authorization of the federal budget.

   Although revenue growth in the Company's core business is expected to be modest in the near future due to the difficult industry-wide conditions, the Company is actively seeking revenue growth and diversification through business acquisitions (see Liquidity and Capital Resources). The Company took an initial step in this strategy by making a 50.1% majority investment in a Taiwan-based wastewater treatment design/build firm in November 1996. Additionally, in May 1997, the Company acquired PHR Environmental Consulting, Inc., a small consulting firm specializing in environmental and historical investigation.

   Revenues for fiscal year 1996 of $400,042,000 were $23,930,000 lower than the $423,972,000 of revenues for fiscal year 1995. Effective with the inception of operations for Quanterra in the second quarter of fiscal year 1995, the Company ceased recording any analytical services revenue. However, since a portion of analytical services revenue historically was derived from the Company's other operations, additional revenue is now being recorded related to analytical services subcontracts performed by Quanterra (see Quanterra) for IT, similar to other third party subcontracts. After excluding fiscal year 1996 and 1995 analytical services revenues other than those provided to the Company's other operations, revenues for the Company declined 3.8% for fiscal year 1996, primarily due to the slowdown of awards of federal governmental contract delivery orders caused by the delayed authorization of the federal government budget.

   A substantial percentage of the Company's revenues during the three years ended March 28, 1997 was earned through executing governmental contracts for various federal, state and local agencies. Revenues from governmental contracts accounted for 67% of the Company's revenues in fiscal year 1997, compared to 69% and 71% in fiscal years 1996 and 1995, respectively. See the table in Business - Operations - Customers - Federal, State and Local Governmental Clients for an analysis of the Company's revenues attributable to federal, state and local governmental contracts. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. The Company expects to increase its revenues from the DOE over time due to an expected transition by the DOE over the next several years to emphasize remediation over studies combined with the Company's favorable experience in winning and executing similar work for the DOD and the Company's experience with DOE related to its past performance of DOE studies. In the near term, the Company expects that the percentage of total revenues from the execution of federal, state and local governmental contracts will continue to be substantial.

   Although increasing slightly as a percentage of total revenues, reflecting management efforts to reduce the Company's reliance on government contracts, the Company's revenues from commercial clients declined slightly in fiscal year 1997 compared to fiscal year 1996. The Company believes this is partly due to increased emphasis by commercial clients on cost-effective solutions and partly due to commercial clients delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. The Company is focusing more on providing value-added consulting service and on negotiating partnering arrangements with clients in an effort to provide commercial clients with more cost-effective solutions. As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led commercial clients to delay projects as well. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in

                   INTERNATIONAL TECHNOLOGY CORPORATION
                     RESULTS OF OPERATIONS (CONTINUED)

increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available.

   Revenues derived from large, complex thermal remediation contracts Utilizing the Company's HTTS thermal treatment technology were approximately 10%, 11% and 11% of revenues in fiscal years 1997, 1996 and 1995, respectively. Incineration as a remedy under CERCLA continues to come under legislative and regulatory pressures. Because of this issue and the relatively higher cost of incineration, there are very few potential project opportunities in the United States and the Company has been forced to seek alternative uses for its HTTS equipment. The Company is actively pursuing foreign opportunities which utilize the HTTS equipment. If alternative uses, such as foreign installations, cannot be found or are uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. At March 28, 1997, the net book value of IT's HTTS equipment was approximately $11,200,000. The Company's backlog of contracts which utilize HTTS equipment was approximately $10,000,000 at March 28, 1997 with such backlog to be performed early in fiscal year 1998.

   The Company's total funded and unfunded backlog at March 28, 1997 was approximately $1,198,000,000 ($975,000,000 at March 29, 1996) including approximately $280,000,000 of contracted backlog scheduled to be completed during fiscal year 1998 and between $40,000,000 and $60,000,000 of additional project work expected to be defined and performed in fiscal year 1998 under existing governmental IDO contracts. Backlog revenues are expected to be earned primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog amounts at March 28, 1997 and March 29, 1996 include $785,000,000 and $598,000,000, respectively, of future work the Company estimates it will receive (based on historical experience) under existing IDO programs. In accordance with industry practices, substantially all of the Company's contracts are subject to cancellation, delay or modification by the customer.

   The Company's backlog at any given time is subject to changes in scope of services required by the contracts leading to increases or decreases in backlog amounts. These contracts subject to such scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Notes to Consolidated Financial Statements - Summary of significant accounting policies - Contract accounting and accounts receivable.)

  Gross Margin

      Gross margins were 10.5%, 14.5% and 14.6% of revenues in fiscal years 1997, 1996 and 1995, respectively. In the current year, gross margin was adversely impacted by lower pricing due to competitive industry conditions and by the continued shift in revenue mix toward larger projects and programs which involve more subcontracting and carry a lower margin on revenues. Gross margin percentage of 11.3% of revenues for the last six months of fiscal year 1997 improved from the 9.7% of revenues for the first half as overhead costs were reduced due to organizational streamlining resulting from the recent corporate restructuring (see Restructuring Charge). In the near term, the Company expects to continue to experience the improved gross margins of the past six months. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.

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

                   INTERNATIONAL TECHNOLOGY CORPORATION
                     RESULTS OF OPERATIONS (CONTINUED)

  Selling, General and Administrative Expenses

   Selling, general and administrative expenses were 9.2%, 9.5% and 10.0% of revenues in fiscal years 1997, 1996 and 1995, respectively. Selling, general and administrative expenses of $33,431,000 in fiscal year 1997 were $4,694,000 or 12.3% lower than the fiscal year 1996 level primarily due to the impact of the corporate restructuring (see Restructuring Charge) initiated in the second fiscal quarter of 1997. Selling, general and administrative expenses declined from 10.2% in the first half of fiscal 1997 to 8.4% in the second half primarily due to this corporate restructuring. Fiscal year 1996 selling, general and administrative expenses of $38,125,000 represented a decrease of $4,351,000 or 10.2% from the prior year level, due to cost containment measures resulting from continued management attention to expenses.

  Restructuring Charge

   In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At March 28, 1997, $3,720,000 of the charge remained to be paid over the next eight years. The restructuring charge was taken in conjunction with an organizational realignment which is expected to enable the Company to operate in a more efficient and client-focused manner on an ongoing basis.

   Additionally, during the first quarter of fiscal year 1998, the Company will be relocating its corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania where the Company's largest office is located. Beginning in the second quarter of fiscal year 1998, this will result in reduced lease expenses as well as labor cost savings due to the consolidation of certain functions, and travel cost savings, since much of the Company's business, as well as its lenders and largest shareholders, are located in the eastern United States. The move is anticipated to result in a charge in the range of $2,000,000 to $3,000,000. The Company also anticipates it may take a smaller charge in connection with the sale in the first quarter of fiscal year 1998 of its California remediation services business pursuant to a change in the Company's approach to the market.

  Quanterra

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

                   INTERNATIONAL TECHNOLOGY CORPORATION
                     RESULTS OF OPERATIONS (CONTINUED)

recorded $31,200,000 claim amount, $8,000,000 of costs related to certain equipment specifically constructed for the Motco project which has been idle since ceasing work on the project, and legal and other expenses.

   In fiscal year 1995, the Company recorded a charge of $3,800,000 to provide for potential settlement and defense costs related to certain class action shareholder litigation.

  Interest, Net

   Net interest expense was 1.5%, 1.6% and 1.7% of revenues in fiscal years 1997, 1996 and 1995, respectively. The following table shows net interest expense for the three fiscal years ended March 28, 1997.

                                                 Year ended
                                      --------------------------------
                                      March 28,   March 29,   March 31,
                                        1997        1996        1995
                                      --------    --------    --------
                                               (In thousands)
   Interest incurred . . . . . .       $ 7,168     $ 7,014     $ 8,065
   Capitalized interest. . . . .             -           -        (484)
   Interest income . . . . . . .        (1,908)       (569)       (471)
                                        ------      ------      ------
     Interest, net . . . . . . .       $ 5,260     $ 6,445     $ 7,110
                                        ======      ======      ======

   During fiscal year 1997, the level of debt outstanding was relatively unchanged from the prior year end level as the Company's refinancing was completed in October 1995 and the related initial principal payments are not due until 2001 on the Company's outstanding $65,000,000 senior secured notes. Accordingly, interest incurred in fiscal year 1997 was $154,000 or 2.2% higher than the corresponding amount for fiscal year 1996. Interest income of $1,908,000 was $1,339,000 higher than the $569,000 in fiscal year 1996 due to the full-year investment in cash equivalents of the excess proceeds of the October 1995 refinancing (as discussed immediately below) and an increased level of investment in cash equivalents beginning in November 1996 from the proceeds of the Carlyle Investment (see Notes to Consolidated Financial Statements - Preferred stock - Carlyle Investment).

   In fiscal year 1996, the decline in interest incurred is due principally to lower levels of outstanding debt during the second half of the fiscal year. This resulted from debt paid down out of the
$41,100,000 proceeds of the Motco settlement.   (See Notes to
Consolidated Financial Statements - Motco litigation settlement.) This decline in debt was partially offset by the refinancing of the Company's senior notes in October 1995 through a $65,000,000 private placement, which exceeded the $50,000,000 of debt being refinanced. These excess proceeds were invested in cash equivalents which generated interest income over the remainder of the year. There was no capitalized interest in fiscal year 1996 due to the completion of the Company's major company-wide management information systems project in fiscal year 1995, on which interest had been capitalized.

  Income Taxes

   For fiscal year 1997, in which the Company reported a loss from continuing operations before income taxes of $8,956,000, the Company recorded an income tax benefit of $179,000 which included a $4,602,000 tax charge resulting from the adjustment of IT's deferred tax asset valuation allowance based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the restructuring charge (see Restructuring Charge). The Company's effective income tax benefit rate is 2%, which is less then the 34% federal statutory rate primarily due to the above tax charge, state income taxes and nondeductible expenses (See Notes to Consolidated Financial Statements - Income taxes).

   For fiscal year 1996, in which the Company reported a loss from continuing operations before income taxes of $11,744,000, the Company recorded an income tax benefit of $12,290,000 which included a

                   INTERNATIONAL TECHNOLOGY CORPORATION
                     RESULTS OF OPERATIONS (CONTINUED)

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

   The Company's future tax rate is subject to the full realization of its deferred tax asset of $32,116,000 (net of a valuation allowance of $9,741,000). Realization of the tax asset is expected by management to occur principally as closure expenditures related to the Company's inactive disposal sites over the next several years are deductible in the years the expenditures are made and upon the ultimate tax disposition of the Company's interest in Quanterra, but is subject to the Company having a sufficient level of taxable income and taxable capital gains.

  Dividends

   Dividends for fiscal year 1997 include cash dividends of $4,050,000 ($4,200,000 in fiscal years 1996 and 1995) on the Company's outstanding depositary shares (each representing 1/100 of a share of the Company's 7% Convertible Exchangeable Preferred Stock) and a non-cash imputed dividend of $866,000 on the newly issued Cumulative Convertible Participating Preferred Stock (Convertible Preferred Stock) purchased by Carlyle. (See Notes to Consolidated Financial Statements - Preferred stock - Carlyle Investment.) During the first two years ended November 21, 1998 in which the Convertible Preferred Stock is outstanding and the stated annual dividends are 0% and a stock dividend of 3%, respectively, dividends will be calculated and presented in the statement of operations at a rate of approximately 6% per annum. The additional imputed dividend of approximately 6% in the first year and 3% in the second year will never be paid in cash or stock.

  Loss from Continuing Operations

   The Company recorded losses from continuing operations of $13,693,000, $3,654,000 and $7,880,000 for fiscal years 1997, 1996 and
1995, respectively. As discussed above, operating income for each of the years was more than offset by the equity in net loss of Quanterra and certain special charges. (See Gross Margin, Restructuring Charge, Quanterra, and Other Income (Expense).)

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

                     INTERNATIONAL TECHNOLOGY CORPORATION
                       LIQUIDITY AND CAPITAL RESOURCES


  LIQUIDITY AND CAPITAL RESOURCES

   Working capital increased by $21,531,000 or 24.1%, to $110,705,000 at March 28, 1997 from $89,174,000 at March 29, 1996. The current ratio at March 28, 1997 was 2.21:1 which compares to 2.13:1 at March 29, 1996.

   Cash provided by operating activities for fiscal year 1997 totaled $38,836,000, a $12,951,000 increase from the $25,885,000 of cash provided by operating activities in the prior fiscal year principally due to the improvement in receivables management. Capital expenditures were $3,361,000, $4,696,000 and $10,533,000 for fiscal years 1997,
1996 and 1995, respectively. During fiscal year 1997, capital expenditures decreased as the Company's decline in revenues reduced the need for new equipment. Management believes capital expenditures in fiscal year 1998 will remain stable or increase slightly from those of fiscal year 1997, excluding any business acquisitions or strategic investments which might be made by the Company. (See below and Business
- Operations - General.) The Company does not expect to pay significant cash income taxes over the next several years due to its net operating loss carryforwards. (See Notes to Consolidated Financial Statements - Income taxes and Results of Operations - Continuing Operations - Income Taxes.)

   Long-term debt of $65,874,000 at March 28, 1997 was essentially unchanged from the $65,611,000 at March 29, 1996. (See Notes to Consolidated Financial Statements - Long-term debt.) The Company's ratio of debt (including current portion) to equity declined over the past three years to 0.42:1 at March 28, 1997 from 0.47:1 and 0.56:1 at March 29, 1996 and March 31, 1995, respectively.

   With regard to the transportation, treatment and disposal discontinued operations, a number of items could potentially affect the liquidity and capital resources of the Company, including changes inclosure and post-closure costs, realization of excess and residual land values, demonstration of financial assurance and resolution of other regulatory and legal contingencies. (See Notes to Consolidated Financial Statements - Discontinued operations.)

   The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed an additional $2,500,000 to Quanterra, of which $475,000 was paid in each of March, April and July 1996 and $1,075,000 was paid in December 1996, completing the commitment. Additionally, in the current fiscal year, the Company made a one-time $1,300,000 contribution to Quanterra in the form of work performed related to the decommissioning/closure of a Quanterra laboratory facility. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Although Quanterra has experienced net losses in the past several years, the level of net loss has decreased over the past several quarters, and Quanterra has recently neared break-even operations.
The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the March 28, 1997 consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur. (See Notes to Consolidated Financial Statements - Quanterra.)


   On October 25, 1995, the Company executed a combined $125,000,000 financing which includes $65,000,000 of senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years.

                   INTERNATIONAL TECHNOLOGY CORPORATION
               LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


   In aggregate, at March 28, 1997, letters of credit totaling approximately $20,000,000 related to the Company's insurance program, financial assurance and bonding requirements were outstanding against the Company's $60,000,000 bank line of credit. The Company had no outstanding cash advances under the line at March 28, 1997. As of that date, the Company's borrowing base under its combined financing package allowed for additional letters of credit or borrowings under the line of credit of up to $580,000. At certain times (but not at March 28, 1997), the Company has been required to maintain cash on deposit with its credit providers, due to the Company's borrowing base being insufficient to cover the collateral required for the $65,000,000 senior notes and any outstanding letters of credit, primarily as a result of reduced accounts receivable, which are the principal component of the borrowing base. At March 28, 1997, the Company had invested cash of approximately $73,000,000.

   The Company has total bonding capacity of $135,000,000 at present, of which approximately $94,000,000 is currently being utilized. The
Company's bonding lines generally require 5-10% collateral in the form of letters of credit.

    At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Notes to Consolidated Financial Statements - Preferred stock - Carlyle Investment).

   The Company continues to have significant cash requirements, including expenditures for the closure of its inactive disposal sites and PRP matters (see Notes to Consolidated Financial Statements - Discontinued operations), interest, preferred dividend obligations and contingent liabilities. The Company's liquidity position is expected to be sufficient to meet the foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.

  FORWARD LOOKING STATEMENTS

   When used in the preceding discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify, and nonhistorical statements are, forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, funding of federal government contracts, ongoing regulatory uncertainties which affect both governmental and commercial clients, industry wide market factors, liabilities and regulatory developments related to the Company's discontinued operations and financial and liquidity trends.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
   SCHEDULE FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 28, 1997


  Consolidated Financial Statements.                              Page
                                                                  ----
   Report of  Ernst & Young LLP, Independent Auditors. . . . . .   24
   Consolidated Balance Sheets ----- March 28, 1997 and
     March 29, 1996. . . . . . . . . . . . . . . . . . . . . . .   25
   Consolidated Statements of Operations ----- Three Years Ended
     March 28, 1997. . . . . . . . . . . . . . . . . . . . . . .   26
   Consolidated Statements of Stockholders' Equity ----- Three
     Years Ended March 28, 1997. . . . . . . . . . . . . . . . .   27
   Consolidated Statements of Cash Flows ----- Three Years Ended
     March 28, 1997. . . . . . . . . . . . . . . . . . . . . . .   28
   Notes to Consolidated Financial Statements. . . . . . . . . .   29


  Financial Statement Schedule.

   II.  Valuation and qualifying accounts. . . . . . . . . . . .   54

   Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

       REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
International Technology Corporation

We have audited the accompanying consolidated balance sheets of International Technology Corporation as of March 28, 1997 and March 29, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 28, 1997. Our audits also included the financial
statement schedule listed in the index at Item 8.   These consolidated
financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Technology Corporation at March 28, 1997 and March 29, 1996 and the consolidated results of operations and cash flows for each of the three years in the period ended March 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        ERNST & YOUNG LLP
Los Angeles, California
May 13, 1997

               INTERNATIONAL TECHNOLOGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                March 28,     March 29,
                                                  1997          1996
                                                --------      --------
                             ASSETS                   (In thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . .   $ 78,897      $ 24,493
  Accounts receivable, less allowance for
    doubtful accounts of $2,055,000 in 1997
    and $2,943,000 in 1996. . . . . . . . . .    108,207       126,832
  Prepaid expenses and other current assets .      4,077         4,315
  Deferred income taxes . . . . . . . . . . .     11,324        12,149
                                                 -------       -------
    Total current assets. . . . . . . . . . .    202,505       167,789
Property, plant and equipment, at cost:
  Land and land improvements. . . . . . . . .      1,330         1,783
  Buildings and leasehold improvements. . . .      9,232        10,961
  Machinery and equipment . . . . . . . . . .    140,630       144,218
                                                 -------       -------
                                                 151,192       156,962
    Less accumulated depreciation and
      amortization. . . . . . . . . . . . . .    106,891       101,201
                                                 -------       -------
      Net property, plant and equipment . . .     44,301        55,761

Cost in excess of net assets of acquired
  businesses. . . . . . . . . . . . . . . . .      9,363         8,770
Investment in Quanterra . . . . . . . . . . .     16,300        12,975
Other assets. . . . . . . . . . . . . . . . .      9,222         7,987
Deferred income taxes . . . . . . . . . . . .     20,792        20,327
Long-term assets of discontinued operations .     40,048        41,705
                                                 -------       -------
  Total assets. . . . . . . . . . . . . . . .   $342,531      $315,314
                                                 =======       =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . .   $ 29,571      $ 27,091
  Accrued wages and related liabilities . . .     18,852        16,363
  Billings in excess of revenues. . . . . . .      7,227         2,044
  Other accrued liabilities . . . . . . . . .     13,788        15,794
  Short-term debt, including current
    portion of long-term debt . . . . . . . .      5,343            97
  Net current liabilities of discontinued
    operations. . . . . . . . . . . . . . . .     17,019        17,226
                                                 -------       -------
      Total current liabilities . . . . . . .     91,800        78,615

Long-term debt. . . . . . . . . . . . . . . .     65,874        65,611
Long-term accrued liabilities of
  discontinued operations, net. . . . . . . .      9,280        24,771
Other long-term accrued liabilities . . . . .      5,904         5,452
Minority interest . . . . . . . . . . . . . .        820             -
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value;
       180,000 shares authorized:
       7% cumulative convertible exchangeable,
         20,556 and 24,000 shares issued and
         outstanding, respectively. . . . . .      2,056         2,400
       6% cumulative convertible participating,
         45,000 shares issued and outstanding.     4,204             -
     Common stock, $.01 par value; 50,000,000
       shares authorized; 9,744,583 and
       9,149,552 shares issued and outstanding,
       respectively. . . . . . . . . . . . . .        97            91
     Treasury stock at cost, 6,208 and 6,953
       shares, respectively. . . . . . . . . .       (74)          (84)
     Additional paid-in capital. . . . . . . .   244,287       206,465
     Deficit . . . . . . . . . . . . . . . . .   (81,717)      (68,007)
                                                 -------       -------
       Total stockholders' equity. . . . . . .   168,853       140,865
                                                 -------       -------
     Total liabilities and stockholders'
       equity. . . . . . . . . . . . . . . . .  $342,531      $315,314
                                                 =======       =======

See accompanying notes to consolidated financial statements.

               INTERNATIONAL TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)


                                               Year ended
                                     -----------------------------------
                                     March 28,    March 29,    March 31,
                                       1997         1996         1995
                                     --------     --------     --------

Revenues . . . . . . . . . . . . . . $362,131     $400,042     $423,972
Cost and expenses:
  Cost of revenues . . . . . . . . .  323,993      341,890      362,056
  Selling, general and administrative
    expenses . . . . . . . . . . . .   33,431       38,125       42,476
  Restructuring charge . . . . . . .    8,403            -            -
                                      -------      -------      -------
Operating income (loss). . . . . . .   (3,696)      20,027       19,440
Equity in net loss of Quanterra,
  including loss on recapitalization
  in 1996 and integration charge
  in 1995. . . . . . . . . . . . . .        -      (26,416)      (9,827)
Other income (expense) . . . . . . .        -        1,090       (3,800)

Interest, net. . . . . . . . . . . .   (5,260)      (6,445)      (7,110)
                                      -------      -------      -------
Loss from continuing operations
  before income taxes. . . . . . . .   (8,956)     (11,744)      (1,297)
Benefit (provision) for income taxes      179       12,290       (2,383)
                                      -------      -------      -------
Income (loss) from continuing
  operations . . . . . . . . . . . .   (8,777)         546       (3,680)
Discontinued operations (net of
  income taxes):
    Loss from disposition. . . . . .        -            -      (10,603)
                                      -------      -------      -------
Net income (loss). . . . . . . . . .   (8,777)         546      (14,283)
Less preferred stock dividends . . .   (4,916)      (4,200)      (4,200)
                                      -------      -------      -------
Net loss applicable to common stock. $(13,693)    $ (3,654)    $(18,483)
                                      =======      =======      =======
Net loss per share:
   Continuing operations (net of
     preferred stock dividends). . . $ (1.48) $ (.41) $ (.89) Discontinued operations:
     From disposition. . . . . . . .        -            -        (1.19)
                                      -------      -------      -------
                                     $  (1.48)    $   (.41)    $  (2.08)
                                      =======      =======      =======

See accompanying notes to consolidated financial statements.

               INTERNATIONAL TECHNOLOGY CORPORATION
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the three years ended March 28, 1997
                          (In thousands)

                                     7%           6%
                                 cumulative   cumulative
                                 convertible convertible
                                exchangeable participating                      Additional
                                 preferred    preferred    Common     Treasury    paid-in
                                   stock        stock      stock        stock     capital     Deficit      Totals
                                ------------ ------------  ------     --------  ----------    -------      ------
Balance at March 31, 1994. . .   $  2,400    $      -    $     88    $      -    $203,930    $(45,870)    $160,548
 Issuances of common stock . .          -           -           -           -         556           -          556
 Issuance of warrant and
   common stock related to the
   formation of Quanterra. . .          -           -           1           -       3,299           -        3,300
 Dividends paid on preferred
   stock . . . . . . . . . . .          -           -           -           -           -      (4,200)      (4,200)
 Net loss. . . . . . . . . . .          -           -           -           -           -     (14,283)     (14,283)
                                  -------     -------     -------     -------     -------     -------      -------
Balance at March 31, 1995. . .      2,400           -          89           -     207,785     (64,353)      145,921
 Repurchase of common stock. .          -           -           -        (740)          -           -         (740)
 Restricted stock awards, net.          -           -           2         656         238           -          896
 Retirement of warrant and
   common stock resulting from
   the recapitalization of
   Quanterra . . . . . . . . .          -           -          (1)          -      (2,399)          -       (2,400)
 Issuances of common stock . .          -           -           1           -         841           -          842
 Dividends paid on preferred
  stock. . . . . . . . . . . .          -           -           -           -           -      (4,200)      (4,200)
 Net income. . . . . . . . . .          -           -           -           -           -         546          546
                                  -------     -------     -------     -------     -------     -------      -------
Balance at March 29, 1996. . .      2,400           -          91         (84)    206,465     (68,007)     140,865
 Net proceeds from preferred
  stock and warrants issued
  to Carlyle . . . . . . . . .          -       4,117           -           -      36,492           -       40,609
 Conversion of preferred stock       (344)          -           7           -         337           -            -
 Restricted stock awards, net.          -           -          (1)         10         214           -          223
 Dividends on preferred stock.          -          87           -           -         779      (4,916)      (4,050)
 Cumulative translation
  adjustment. . . . . . . . .           -           -           -           -           -         (17)         (17)
 Net loss . . . . . . . . . .           -           -           -           -           -      (8,777)      (8,777)
                                  -------     -------     -------     -------     -------     -------      -------
Balance at March 28, 1997 . .    $  2,056    $  4,204    $     97    $    (74)   $244,287    $(81,717)    $168,853
                                  =======     =======     =======     =======     =======     =======      =======



See accompanying notes to consolidated financial statements.

              INTERNATIONAL TECHNOLOGY CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                               Year ended
                                     -----------------------------------
                                     March 28,    March 29,    March 31,
                                       1997         1996         1995
                                     --------     --------     --------

Cash flows from operating activities:
 Net income (loss). . . . . . . .   $  (8,777)   $      546   $ (14,283)

  Adjustments to reconcile net
   income (loss) to net cash
    provided by operating
     activities:
       Net loss from disposition
        of discontinued operations          -             -      10,603
       Depreciation and amortization   14,363        14,502      19,150
       Deferred income taxes . . . .      360       (13,744)     (4,385)
       Equity in net loss of
        Quanterra, including loss
        on recapitalization in 1996
        and integration charge
        in 1995. . . . . . . . . . .        -        26,416       9,827
       (Gain from) provision for
         settlement of lawsuits. . .        -        (9,090)      9,100
        Writedown of equipment . . .        -         8,000           -
       Minority interest in
        subsidiary . . . . . . . . .      (35)            -           -
 Changes in assets and liabilities,
  net of effects from acquisitions
  and dispositions of businesses:
       Decrease (increase) in
        receivables. . . . . . . . .   25,422        12,904     (21,149)
       Decrease in prepaid expenses
        and other current assets . .      601         1,416         486
       Increase (decrease) in
        accounts payable . . . . . .      905        (2,204)      2,681
       Increase (decrease) in
        accrued wages and related
        liabilities. . . . . . . . .    2,473        (3,987)      1,636
       Increase (decrease) in
        billings in excess of
        revenues . . . . . . . . . .    5,183        (1,986)     (5,338)
       (Decrease) increase in other
        accrued liabilities. . . . .   (2,111)       (6,613)      5,966
       Increase (decrease) in other
        long-term accrued liabilities     452          (275)       (719)
                                      -------       -------     -------
 Net cash provided by operating
  activities . . . . . . . . . . . .   38,836        25,885      13,575
Cash flows from investing activities:
 Proceeds from Motco settlement. . .        -        41,100           -
 Capital expenditures. . . . . . . .   (3,361)       (4,696)    (10,533)
 Investment in Quanterra . . . . . .   (3,325)       (5,475)     (1,208)
 Acquisition of businesses, net of
  cash acquired. . . . . . . . . . .   (1,455)       (2,223)          -
 Other, net. . . . . . . . . . . . .      700          (655)      1,198
 Investment activities of
  transportation, treatment and
  disposal discontinued operations .  (14,041)      (11,704)    (11,324)
                                      -------       -------     -------
 Net cash (used for) provided by
  investing activities . . . . . . .  (21,482)       16,347     (21,867)
Cash flows from financing activities:
  Repayments of long-term borrowings     (438)     (110,751)    (55,965)
  Long-term borrowings . . . . . . .      962        89,598      63,802
  Net proceeds from issuance of
   preferred stock . . . . . . . . .   40,609             -           -
  Dividends paid on preferred stock    (4,050)       (4,200)     (4,200)
  Issuances of common stock, net . .      (33)        1,807         556
  Repurchase of common stock . . . .        -          (740)          -
                                      -------       -------     -------
 Net cash provided by (used for)
  financing activities . . . . . . .   37,050       (24,286)      4,193
                                      -------       -------     -------
Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . .   54,404        17,946      (4,099)
Cash and cash equivalents at
 beginning of year . . . . . . . . .   24,493         6,547      10,646
                                      -------       -------     -------
Cash and cash equivalents at end
 of year . . . . . . . . . . . . . . $ 78,897      $ 24,493    $  6,547
                                      =======       =======     =======

See accompanying notes to consolidated financial statements.

              INTERNATIONAL TECHNOLOGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Summary of significant accounting policies:

   Basis of presentation and principles of consolidation

   The consolidated financial statements include International Technology Corporation (IT or the Company) and its wholly-owned and majority-owned subsidiaries. The Company also includes its proportionate interest in joint ventures which were entered into for the purpose of executing large remediation projects and in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year presentation.

   Beginning in fiscal year 1996, the Company changed its fiscal year to consist of four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday of March. Previously, the fiscal year ended on March 31 of each year.

   Estimates used in the preparation of the consolidated financial statements

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

   Unbilled receivables typically represent amounts earned under the company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Unbilled receivables, included in accounts receivable, were $20,287,000 and $20,945,000 at March 28, 1997 and March 29, 1996, respectively. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 28, 1997 is approximately $9,200,000 of claims related to the Helen Kramer project which is subject to a governmental investigation. (See Commitments and contingencies - Helen Kramer contract.)

   Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   At March 28, 1997, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

   Property, plant and equipment

   The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of the individual assets, except for the Hybrid Thermal Treatment System (HTTS ) transportable incineration units, which are generally depreciated on the basis of operating days.

   Interest

   Interest incurred on qualified capital expenditures is capitalized and included in the cost of such constructed assets. Interest incurred was $7,168,000, $7,014,000 and $8,065,000 for fiscal years 1997, 1996 and 1995, respectively. No interest was capitalized in fiscal years 1997 or 1996. Total interest capitalized was $484,000 for fiscal year 1995.

   Interest income is principally earned on the Company's investments in cash equivalents and was $1,908,000, $569,000 and $471,000 in fiscal years 1997, 1996 and 1995, respectively. In fiscal year 1995, the Company received a combined $278,000 of interest income resulting from a settlement of a lawsuit and an income tax refund.

   Intangible assets

   Cost in excess of net assets of acquired businesses is amortized over 20 years on a straight-line basis. At March 28, 1997 and March 29, 1996, accumulated amortization is $8,143,000 and $7,305,000, respectively. Other intangibles, arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years. The Company regularly reviews the individual components of its intangible assets and recognizes, on a current basis, any diminution in value.

   Per share information

   The consolidated financial statements as well as all footnote references to the Company's common shares and stock options have been restated to reflect the one-for-four reverse split of IT common shares and the reduction in par value of the Company's common stock which were approved by the shareholders at the Annual Meeting of Stockholders on November 20, 1996.

   Per share information is based on the weighted average number of outstanding common shares and common share equivalents during each period which aggregated 9,226,596 in 1997, 8,981,827 in 1996 and 8,889,327 in 1995. Common share equivalents include dilutive stock options. For each fiscal year presented, the computation of net income per share, assuming the conversion into common shares of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, is antidilutive. For fiscal year 1997, the computation of net income per share, assuming the conversion into common shares of the Company's 6% Cumulative Participating Preferred Stock, is antidilutive. (See Preferred stock.)

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings per share and fully diluted earnings per share for fiscal 1997, 1996 and 1995 is not expected to be materially different.

   Fair value of financial instruments

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

   Long and short-term debt: A reasonable estimate of the fair value for the 9.42% senior secured notes was based upon a discounted cash flow analysis. The carrying amount of other debt approximates its fair value.

   The carrying amounts and estimated fair values of the Company's financial instruments are:

                                  March 28, 1997       March 29, 1996
                              --------------------   -------------------
                              Carrying  Estimated   Carrying  Estimated
                               amount   fair value   amount   fair value
                               ------   ----------   ------   ----------
                                              (In thousands)
Cash and cash equivalents    $ 78,897   $ 78,897    $ 24,493   $ 24,493

Investment in Quanterra        16,300    Not          12,975    Not
                                         practicable            practicable
                                         to determine           to determine

Long and short-term debt:
  9.42% senior secured notes   65,000      63,329     65,000     64,759
  Other                         6,217       6,217        708        708

   Long-lived assets

     In March 1995, the FASB issued Statement of Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted SFAS No. 121 in fiscal year 1997 which did not result in any material impact on the results of operations or financial position of the Company. Long-term assets of discontinued operations (see Discontinued operations) are accounted for under APB Opinion No. 30, "Reporting the Results of Operations" and are not subject to SFAS No. 121.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Consolidated statements of cash flows supplemental disclosures:

     Supplemental cash flow information is:

                                                 Year ended
                                      ---------------------------------
                                      March 28,    March 29,   March 31,
                                        1997         1996        1995
                                      ---------    ---------   --------
                                                (In thousands)
       Interest paid, net of amounts
         capitalized                   $ 6,713      $ 7,184      $ 7,230
       Interest received                 1,730          293          317
       Income taxes paid                   287        1,860          782
       Income tax refunds received       1,178            2          989
       Acquisition liabilities assumed   6,346        1,155            -

  Quanterra:

   In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50%/50% jointly-owned company (Quanterra). In connection with the formation, the Company contributed the $38,766,000 net assets of its analytical business into Quanterra. Additionally, IT incurred cash costs of $1,208,000, issued to Corning 83,250 shares of IT common stock and a five-year warrant to purchase 500,000 shares of IT common stock at $20.00 per share which were valued in the aggregate at $3,300,000, and agreed to indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the transaction. Upon the closing of the formation of Quanterra, an integration plan was implemented to eliminate redundant laboratory facilities and duplicative overhead and systems. IT's portion of the charge for integration was $9,264,000, including $2,869,000 incurred directly by IT.

   In January 1996, the Company and Corning completed an agreement to recapitalize Quanterra which resulted in a change in Quanterra's ownership to 19% by IT and 81% by Corning. The recapitalization included a $25,000,000 infusion of new equity in Quanterra, of which $2,500,000 was contributed by IT. In addition, IT sold a common stock interest in Quanterra to Corning in consideration of the exchange of 83,250 shares of IT stock and warrants to purchase 500,000 shares of IT common stock, previously issued to Corning in connection with the formation of Quanterra. These shares and warrants were subsequently retired by IT. IT also received a put option allowing it to sell its shares to Quanterra at market value in the year 2003. The Company reported a pre-tax charge of $24,595,000 related to the recapitalization transaction. As a result of the recapitalization, IT's investment in Quanterra, which was previously accounted for under the equity method, is currently accounted for on the cost basis.

   Although Quanterra has experienced net losses in the past several years, the level of net loss has decreased over the past several quarters, and Quanterra has recently neared break-even operation. The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the March 28, 1997 consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

   Summarized income statement data for Quanterra for fiscal years 1997, 1996 and 1995 (nine months) is the following: revenues - $72,900,000 in 1997, $94,100,000 in 1996 and $92,400,000 in 1995; operating loss -
$16,700,000 in 1997, $14,400,000 in 1996 and $18,900,000 in 1995; and
net loss - $10,600,000 in 1997, $11,300,000 in 1996 and $12,900,000 in
1995. Quanterra's revenues from IT were $8,100,000, $15,700,000 and $12,000,000 in fiscal years 1997, 1996 and 1995 (nine months), respectively.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued operations:

   Overview

   In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. In connection with the divestiture, from December 1987 through March 31, 1994, the Company cumulatively recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and two subsequent adjustments) in the amount of $149,589,000, net of income tax benefit of $26,482,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At March 31, 1995, the Company recorded a further increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for increased closure costs resulting from additional delays in the regulatory approval process and costs related to certain waste disposal sites where IT has been named as a PRP. The Company has incurred costs of $15,698,000 in 1997, $11,704,000 in 1996 and $11,324,000 in 1995
relating to the closure plans and construction and PRP matters. The Company expects to incur significant costs over the next several years. At March 28, 1997, the Company's consolidated balance sheet included accrued liabilities of approximately $26,300,000 to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments restricted to closure and post-closure use.

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

   Northern California Facilities

   With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control
(DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidification and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over both the past year since approval of the plan and over the prior several years based upon interim approvals by DTSC, and the final closure is scheduled to be substantially completed in fiscal year 1998 with final completion in fiscal year 1999.

   On June 28, 1996, DTSC released a Draft Environmental Impact Report
(DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The DTSC continues to consider comments by the Company, and by other interested parties supporting alternative plans, and it is uncertain what plan DTSC may ultimately approve. The Company expects a plan and all necessary permits to be approved in mid-fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company. Pending approval of a closure plan, the Company has requested permission, and the DTSC has agreed through the amendment of a previously issued consent order, to allow the Company to promptly excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

   Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1997, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $14,900,000, letters of credit totaling approximately $6,700,000 and a trust fund containing approximately $12,200,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs.

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

   The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at March 28, 1997 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. This review is proceeding and initially recommends, on a non-binding basis, strategies for limiting growth in the area. Ultimately, if the developers' plans change or the developers are unable to obtain entitlements, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Operating Industries, Inc. Superfund Site

   In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liability for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the hazardous wastes disposed of at the site, and the Company was also served with lawsuits brought by members of a group of PRPs (the Steering Committee). The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.

   In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site pursuant to which the Company paid $5,400,000 to the USEPA. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees, the settlement does not include a release of liability for future or final OII remedies. In September 1996, the USEPA released a final record of decision selecting the final remedy for the site. Response costs for the final remedy are estimated by USEPA to be approximately $161,800,000. The Company believes that this estimate does not take into account the benefits of certain work to be performed under the previous consent decrees and therefore substantially overstates the remaining cost.

   In April 1996, the Company reached a settlement of the lawsuits with the Steering Committee, pursuant to which the Company paid $250,000 in settlement of the Steering Committee's claims. The Company and the Steering Committee also agreed, as a part of the settlement, to cooperate and share on a pro-rata basis certain response and other defense costs with respect to certain groundwater cleanup actions which may be a part of the final remedy for the site. The Company and the Steering Committee have not agreed to share all costs related to the final remedy at the site, inasmuch as the Steering Committee claims that pursuant to earlier consent decrees it is excused from paying for or performing certain actions which may be required as a part of any final remedy. The Company does not agree with these claims. The Company's agreement with the Steering Committee to cooperate and share costs may be terminated voluntarily by either party, including in the event of a dispute as to the parties' respective obligations to pay for or perform the final remedy for the site.

   Should the costs of the final remedy be greater than expected, or should the Company be forced to assume a disproportionate share of the costs of the final remedy (whether because of differences in the protections obtained by the Steering Committee and the Company under the various consent decrees to which Steering Committee members and the Company are subject, or otherwise), the cost to the Company of concluding this matter could materially increase.

   GBF Pittsburg Site

   In September 1987, the Company was served with a Remedial Action Order (RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the Company's predecessor's facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and industrial waste site (overlying the former liquid hazardous waste site) and, until 1992, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

   Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and these other PRPs (the PRP group) further investigated the nature and extent of any subsurface contamination beneath the site and beyond its borders. The PRP group submitted Remedial Investigation and Feasibility Study (RI/FS)

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reports which were accepted by the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor.

   In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that restates previous RAOs and directs all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

   In November 1995, the DTSC, by letter, required the PRP group to submit for public comment and DTSC approval a draft Remedial Action Plan
(RAP) describing a remedial alternative preferred by DTSC but not supported by the PRP group. The PRP group disputed the timing and content of the draft RAP as required by DTSC as not justified by the RI/FS process, but in January 1996 submitted a draft RAP discussing a number of remedial alternatives. After a period of public review and comment, in June 1997, the DTSC completed and released a final RAP selecting DTSC's original preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4,000,000, is
appropriate.   As part of the RAP, the DTSC also advised the PRP
group of its position that both the group and the current owner/ operators are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000.

   As a part of the draft RAP that the PRP group submitted in January 1996, the group asserted that other PRPs at the site (principally, the current and past owner/operators of the site) were responsible for approximately 85% of the site's remediation costs, and that the PRP group was responsible for no more than approximately 15% of such costs. The Company has paid approximately 50% of the PRP group's costs to-date on an interim basis. The current owner/operators claimed in response that the Company and other members of the PRP group were responsible for at least 89% of the site's remediation costs and that they were responsible for only a small percentage of such costs. They also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. In the draft RAP released in October 1996 the DTSC released a draft non-binding allocation suggesting that the Company is responsible for 15% of the site's response costs, that the generators and others who are part of the PRP group are responsible for 35% of such costs and that the current owner/operators and others are responsible for 50% of such costs. In the final RAP the DTSC assigned the Company and the other members of the PRP group collective responsibility for 50% of the site's response costs. Although the DTSC's allocation of responsibility is not binding except in very limited circumstances, the PRP group continues to believe that the current owner/operators should pay a larger portion of the site's response costs and the Company is attempting to continue to cooperate with the generators and other members of the PRP group to effect an appropriate allocation of responsibility for site costs.

   The Company and the PRP group are evaluating their potential remedies, including judicial review, with respect to the final RAP, and the ultimate outcome of any available remedies cannot be predicted at this time.

   The PRP group has also filed an application with the appropriate RWQCB for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative. The DTSC has advised the PRP group that if, at some point, the RWQCB designates all or part of the site as a containment zone, DTSC will work with the PRPs to either amend or modify the final RAP as appropriate. In the interim, however, DTSC will require that the PRPs comply with the existing RAO, including implementation of the final RAP.

   The PRP group has initiated litigation against the current owner/ operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The current owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

   Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which could have a material adverse effect on the Company's consolidated financial condition.

   Environmental Protection Corporation Sites

   In March 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investigation and cleanup of the Environmental Protection Corporation (EPC) site known as the Eastside Facility near Bakersfield, California. The DTSC notice letter states that IT is believed to have arranged for disposal of hazardous substances at the Eastside Facility during the period between 1972 and 1985 when it was permitted and operated as a land treatment facility. In March 1997, the Company was notified by a potentially responsible party which performed work at another site near Bakersfield, California, formerly operated by EPC known as the Westside Facility, that IT was considered a potentially responsible party to share in the costs of that cleanup, which has been completed.

   IT transported various waste streams both generated by IT and on behalf of its customers to the Eastside Facility and the Westside Facility at various times during those facilities' operations and it was a minority shareholder in EPC for a period of its operations. In January 1996, the PRP group for the Eastside Facility (of which the Company is a member) and the DTSC entered into an agreement for the performance of a RI/FS for the site, as well as for cost sharing for the RI/FS among the group and the DTSC. IT is cooperating with other group members to perform the work outlined in the agreement. Because of the early stage of the matter, the potential costs associated with the remediation of the Eastside Facility will not be reasonably estimable until completion of the RI/FS.

   Other Site Cleanup Actions

   The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites. Based on the Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to sites not described above at which the Company has been notified of its alleged status as a PRP will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

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

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Long-term debt:

   Long-term debt consists of the following:
                                                March 28,    March 29,
                                                  1997         1996
                                                --------     --------
                                                   (In thousands)

   Senior secured notes, due 2001 - 2003. . .   $ 65,000     $ 65,000
   Other. . . . . . . . . . . . . . . . . . .      6,217          708
                                                 -------      -------
                                                  71,217       65,708
    Less current portion. . . . . . . . . . .      5,343           97
                                                 -------      -------
                                                $ 65,874     $ 65,611
                                                 =======      =======

   Aggregate amounts of long-term debt maturing in the five years following March 28, 1997 are $5,343,000, $749,000, $75,000, $50,000 and
$21,667,000, respectively.

   On October 25, 1995, the Company executed a combined $125,000,000 financing which included $65,000,000 of 8.67% senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years. In addition, the facilities contain certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the facilities, on preferred stock), and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities. The
Company is in compliance with its covenants as of March 28, 1997.

   During the quarter ended December 27, 1996, the Company negotiated amendments to its lending arrangements to provide enhanced flexibility in the Company's operations in conjunction with the Carlyle Investment (see below). Among other things, the changes modify certain financial covenants, permit the Carlyle Investment and the payment of dividends on such investment, increase the Company's allowable debt and permit proceeds from borrowings to be used to finance acquisitions in certain circumstances, and increase the cost of the senior secured notes and credit line based upon certain leverage thresholds. At March 28, 1997, this provision increased the cost of the facilities by 0.75% with the senior notes currently bearing interest at 9.42%.

   In aggregate, at March 28, 1997, letters of credit totaling approximately $20,000,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's $60,000,000 bank line of credit. The Company had no outstanding cash advances under the line at March 28, 1997. As of that date, the Company's borrowing base under its combined financing arrangement allowed for additional letters of credit or borrowings under the line of credit of up to $580,000. At March 28, 1997, interest on borrowings under the Company's revolving line of credit is at the bank's prime rate plus 1.25%, or in the case of Eurodollar borrowings, at the interbank offered rate plus 2.25%. The Company is subject to a 0.5% per annum charge on the unused portion of the commitment.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Income taxes:

     The benefit for income taxes, net of changes in the deferred tax valuation allowance, consists of the following:

                                                Year ended
                                     ---------------------------------
                                     March 28,   March 29,    March 31,
                                       1997         1996         1995
                                     --------    --------     --------
                                              (In thousands)
     Current:
      Federal                          $   (764)    $  1,098   $      -
      State                                 215          346        371
                                        -------      -------    -------
                                           (549)       1,444        371
                                        -------      -------    -------

     Deferred:
      Federal                               336      (11,942)    (1,828)
      State                                  57       (1,792)    (2,557)
      Foreign                               (23)           -          -
                                        -------      -------    -------
                                            370      (13,734)    (4,385)
                                        -------      -------    -------
     Total benefit                     $   (179)    $(12,290)  $ (4,014)
                                        =======      =======    =======

The benefit for income taxes is included in the statements of operations as follows:

                                                Year ended
                                     ---------------------------------
                                     March 28,   March 29,    March 31,
                                       1997         1996         1995
                                     --------    --------     --------
                                              (In thousands)

     Continuing operations             $   (179)    $(12,290)  $  2,383
     Discontinued operations                  -            -     (6,397)
                                        -------      -------    -------
     Total benefit                     $   (179)    $(12,290)  $ (4,014)
                                        =======      =======    =======


     A reconciliation of the provision (benefit) for income taxes on continuing operations computed by applying the federal statutory rate of 34% to the loss from continuing operations before income taxes and the reported provision (benefit)for income taxes of continuing operations is as follows:

                                                Year ended
                                     ---------------------------------
                                     March 28,   March 29,    March 31,
                                       1997         1996         1995
                                     --------    --------     --------
                                              (In thousands)

 Income tax benefit computed at
  statutory federal income tax rate   $ (3,045)  $ (3,993)  $   (441)
 State income taxes, net of federal
  tax benefit, if any                      179       (954)       424
 Equity in income (loss) of foreign
  subsidiaries                               -          -         57
 Amortization of cost in excess of
  net assets of acquired businesses        100        199        200
 Equity in net loss of Quanterra             -     (2,366)     2,366
 Research credit                             -          -       (212)
 Federal deferred tax asset valuation
  allowance adjustment                   2,597     (5,539)         -
 Other (principally nondeductible
  items)                                   (10)       363        (11)
                                       -------    -------    -------
 Total provision (benefit)            $   (179)  $(12,290)  $  2,383
                                       =======    =======    =======

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   At March 28, 1997, the Company had net operating loss (NOL) carryforwards of approximately $47,779,000 for tax reporting purposes expiring primarily in 2007 through 2012. The Company also has tax credit carryforwards of approximately $2,601,000 which expire in various years through 2008 and alternative minimum tax credit carryforwards of approximately $2,240,000 with no expiration.

   At March 28, 1997 and March 29, 1996, the Company had deferred tax assets and liabilities as follows:



                                                    March 28,  March 29,
                                                      1997       1996
                                                    --------   --------
                                                      (In thousands)
   Deferred tax assets:
     Closure accruals - discontinued operations      $ 18,468  $ 24,854
     NOL carryforwards                                 20,481     9,109
     Tax basis in excess of book basis in Quanterra    11,145    11,145
     Alternative minimum tax credit carryforwards       2,240     3,246
     Investment and other tax credit carryforwards      2,601     2,350
     Other accrued liabilities                         11,193     7,581
     Other, net                                         3,053     2,042
                                                      -------   -------
       Gross deferred tax asset                        69,181    60,327
     Valuation allowance for deferred tax asset        (9,471)   (4,869)
                                                      -------   -------
       Total deferred tax asset                        59,710    55,458

   Deferred tax liabilities:
     Tax depreciation in excess of book depreciation (9,235) (6,047) Asset basis difference - discontinued operations (13,012) (11,997)
     Other, net                                        (5,347)   (4,938)
                                                      -------   -------
       Total deferred tax liabilities                 (27,594)  (22,982)
                                                      -------   -------

       Net deferred tax asset                        $ 32,116  $ 32,476
                                                      =======   =======
     Net current asset                               $ 11,324  $ 12,149
     Net noncurrent asset                              20,792    20,327
                                                      -------   -------
       Net deferred tax asset                        $ 32,116  $ 32,476
                                                      =======   =======

      During the year ended March 28, 1997, the Company increased its deferred tax asset valuation allowance from $4,869,000 to $9,471,000. This change was principally due to the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the restructuring charge (see Restructuring Charge). Management expects that its future taxable income and the use of tax-planning strategies will more likely than not allow the Company to fully realize its deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

      During the year ended March 29, 1996, the Company decreased its deferred tax asset valuation allowance from $12,650,000 to $4,869,000. The cumulative impact of the resolution in fiscal year 1996 of a number of uncertainties led to a reassessment of the Company's ability to generate a sufficient level of future earnings to realize a greater portion of its related deferred tax asset, resulting in the release of valuation allowance. Matters resolved in fiscal year 1996 included:
(1) the $41,100,000 settlement of the Motco Trust lawsuit related to a major contract performed by the Company, which resulted in a substantial tax gain (see Motco litigation settlement), (2) the $125,000,000 refinancing of the Company's senior notes and revolving credit line at efficient rates on a long-term basis thereby mitigating the potential impact of higher future interest expenses (see Long-term debt), (3) the final approval from California state regulators for the closure plan related to the Vine Hill Complex facility, resolving certain of the uncertainties regarding the ultimate costs for closure of the facility (see Discontinued operations), (4) the settlement of past costs related to the OII disposal facility PRP action (see Discontinued operations),

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) the recapitalization of Quanterra (see Quanterra), and (6) the settlement of the majority of the lawsuits related to the Central Garden litigation (see Commitments and contingencies - Central Garden).

      During the year ended March 31, 1995, the Company decreased the deferred tax asset valuation allowance to $12,650,000, principally to offset an adjustment made to reduce the gross deferred tax asset to recognize the federal benefit of net operating losses for state purposes.

Commitments and contingencies:

      Lease commitments

      The Company's operating lease obligations are principally for buildings and equipment. Generally, the Company is responsible for property taxes and insurance on its leased property. At March 28, 1997, future minimum rental commitments under noncancelable operating leases with terms longer than one year aggregate $34,558,000 and require payments in the five succeeding years and thereafter of $7,656,000, $7,022,000, $5,603,000, $4,260,000, $2,966,000, and $7,051,000,
respectively.

      Rental expense related to continuing operations was $12,564,000 (including $2,184,000 of the restructuring charge), $11,037,000 and $11,550,000 for fiscal years 1997, 1996 and 1995, respectively.

      Contingencies

      Helen Kramer contract

      In May 1993, the Company received an administrative subpoena from the Office of the Inspector General (OIG) of the USEPA seeking documents relating to certain of the Company's claims which were submitted to the U.S. Army Corps of Engineers with regard to the Helen Kramer remediation contract, a completed project which the Company performed in joint venture. Since August 1992, the Defense Contract Audit Agency (DCAA) has been conducting an audit of certain claims submitted by the joint venture, and the Company has been subject to a continuing investigation into the claims. Government investigators have interviewed employees of the joint venture, the Company's joint venture partner, and the Company. Remedies which the government could pursue as a result of the investigation include damages, penalties, and forfeiture of all or part of the Company's claims. The Company is currently engaged in settlement discussions concerning these allegations.

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

      Central Garden

      In July 1992, the Company responded to an emergency call to clean up a chemical spill at a finished product warehouse facility leased by Central Garden & Pet Supply Company (Central) in Baton Rouge, Louisiana. While cleanup was under way, a fire began which damaged the warehouse facility. A total of nine lawsuits arising from the fire were filed against the Company including three actions brought by residents of a nearby apartment complex alleging personal injuries and property

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damage caused by smoke from the fire (including Gravois, Tinnea, and Gordillo et al. v. IT Corporation, et al., 19th Judicial District, Parish of East Baton Rouge, Louisiana, Case Nos. 383,887, 396,376 and 396,375).

      The parties to all the lawsuits alleged, among other things, that the Company was the cause of the fire and of approximately $23,000,000 in damages (not including punitive damages). The Company in pleadings denied responsibility for the fire and the claimed damages. In March and April 1996, the Company and its insurer settled or reached settlements-in-principle regarding six of the nine lawsuits against the Company brought by those claiming principally property damage, which settlements were completed and approved by the court.

      The Company has not yet been able to reach settlements of the claims asserted in the Gravois action and in the two other related cases by nearby apartment dwellers and others who claim personal injuries, damages to their residences, related personal property damage, and punitive damages. While the Company is pursuing settlement of these matters, the Company is defending them vigorously and believes that it has meritorious challenges to some of the damages claimed and
meritorious claims for contribution against others.   Trial of the
Gravois case has been set for December 8, 1997.

      The Company's insurance carrier defended the actions which were settled and is defending the three remaining actions subject to a reservation of its rights to contest coverage at a later date. The Company may face reimbursement claims by its carrier, based on assertions that the Company's policies do not cover damages resulting from the fire because of allegations that such damages are excluded pollution liabilities or punitive damages.

      In fiscal year 1995, the Company recorded a $5,300,000 charge, covering both defense and potential settlement costs, to provide for its self-insured retention under its general liability insurance coverage for the Central Garden matter. Based on discovery to-date, should any of the three remaining cases proceed to trial, there is a risk that the Company will be found liable for at least some damages. If the Company is held liable for damages, there is the further risk that the Company could be held liable for punitive damages. Should any of the three remaining cases proceed to trial and result in a significant award of damages against the Company, or should the Company be required to pay significant amounts in settlement of any of the cases, any of which are not substantially covered by the Company's insurance policies, additional litigation costs would be recorded related to the matter.

      Other

      The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains a liability insurance program which includes commercial general liability, product liability, automotive liability, employer's liability, workers' compensation, all risk property coverage, consultants' environmental liability (including errors and omissions), employment practices liability and directors' and officers' liability insurance coverage. A portion of the Company's commercial general liability, product liability, automotive liability and workers' compensation insurance is provided through arrangements which require the Company to indemnify the insurance carriers for all losses and expenses under the policies and to support the indemnity commitments with letters of credit and is, in effect, a self-insurance layer.

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

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charge:

      In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At March 28, 1997, $3,720,000 of the charge remained to be paid over the next eight years. The restructuring charge was taken in conjunction with an organizational realignment which is expected to enable the Company to operate more efficiently and cost-effectively on an ongoing basis.

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

Governmental regulation:

      The Company is subject to extensive regulation by applicable federal, state and local agencies. All facets of the Company's business are conducted in the context of a complex statutory, regulatory and governmental enforcement framework and a highly visible political environment. The Company's operations must satisfy stringent laws and regulations applicable to performance. Future changes in regulations may have an adverse effect on the Company's business.

Preferred stock:

      Carlyle Investment

      At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45,000,000 investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share. The net proceeds to IT (after related offering costs of $4,391,000) from the Carlyle Investment were $40,609,000.

      Assuming the conversion of all of the Convertible Preferred Stock into IT common stock and the exercise of all of the warrants, Carlyle would own approximately 43% of the voting power of the Company. The terms of the Convertible Preferred Stock provide that, to November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company's 7% Preferred Stock (see 7% Preferred Stock) and prior to the Company's common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends will be payable in the first year; dividends will be paid quarterly in kind for the second year at the rate of 3% per annum. Thereafter, dividends will be paid quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share.

      The Convertible Preferred Stock and warrants may at any time, at the option of Carlyle, be converted into IT common shares. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

      Although the first two years' dividends are paid at a rate of 0% and 3%, respectively, dividends will be imputed during this period at a rate of approximately 6% per annum. Imputed dividends were $866,000 in fiscal year 1997. Any imputed dividends will never be paid in cash or stock.

      7% Preferred stock

      In a September 1993 public offering, the Company issued 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock (7% Preferred Stock). The depositary shares entitle the holder to all proportional rights and preferences of the 7% Preferred Stock, including dividend, liquidation, conversion, redemption and voting rights and preferences.

      The 7% Preferred Stock ranks, as to dividends and liquidation, pari passu to the Convertible Preferred Stock (see Carlyle Investment) and prior to the Company's common stock. The dividend per annum and liquidation preference for each share of 7% Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the 7% Preferred Stock and depositary shares are cumulative and payable quarterly.

      The 7% Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $23.36 per share, subject to adjustment under certain circumstances. On any dividend payment date, the 7% Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The 7% Preferred Stock may be redeemed at any time, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

      Additionally, the 7% Preferred Stock has a special conversion right that becomes effective in the event of certain significant transactions affecting ownership or control of the Company. In such situations, the special conversion right would, for a limited period, reduce the then prevailing conversion price to the greater of the market
value of the common stock or $12.68 per share.   The Carlyle Investment
(see Carlyle Investment) triggered this special conversion right. On January 9, 1997, holders of 344,308 depositary shares elected to convert such shares to 678,816 shares of IT common stock.

      The 7% Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the 7% Preferred Stock are in arrears. Such voting rights will continue until such time as the dividend arrearage on the 7% Preferred Stock has been paid in full.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock incentive plans:

      Summary

      At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Company's 1996 Stock Incentive Plan (1996 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of grant. At March 28, 1997, the maximum number of shares of the Company's common stock that may be issued pursuant to awards granted under the 1996 Plan is 79,000. At April 1 of each year, the maximum number of shares available for award under the 1996 Plan will be increased by an amount which represents 2% of the number of the Company's common stock which are issued and outstanding at that date. During fiscal year 1997, 171,000 stock options were granted under the 1996 Plan, which expires in fiscal year 2002.

      The Company's 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. No shares are available for grant under these plans as such authority to grant as to the 1991 Plan expired in March 1996 and as to the 1983 Plan expired in September 1993. Options granted under the plans and outstanding at March 28, 1997 will expire at various dates through March 7, 2006.

      Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan and the 1983 Plan during the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995 are summarized as follows:


                                                   Year ended
                                       --------------------------------
                                       March 28,    March 29,  March 31,
                                         1997         1996       1995
                                        -------      -------    -------
     Outstanding at beginning
      of year                           744,847      784,895    791,191


     Options granted
      (1997, $8.63 per share;
      1996, $10.50 - $13.00 per share;
      1995, $10.00 - $14.50 per share)  171,000       39,750    358,255

     Options exercised
      (1997, 1996, and
      1995 - $11.50 per share)           (3,629)        (575)    (1,794)

     Options expired and forfeited     (164,539)     (79,223)  (362,757)
                                       --------     --------   --------

     Outstanding at end of year (1997,
      $8.63 - $32.50 per share)         747,679      744,847    784,895
                                       ========     ========   ========
     Vested options                     473,257      462,793    371,241
                                       ========     ========   ========

      At March 28, 1997, the outstanding options had an average remaining life of 6.6 years and an average exercise price of $15.96 per share.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation cost

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options.
Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      SFAS No. 123 provides that, if its optional method of accounting for stock options is not adopted (and which the Company has not adopted), disclosure is required of pro forma net income and net income per share. In determining the pro forma information for stock options granted in fiscal years 1997 and 1996, the fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate based upon zero-coupon U.S. Treasury Notes of 6.38% in fiscal years 1996 and 1997; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.342 to 0.384; and a weighted average expected life of each option of 6.6 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures of net income (loss) and net loss per share, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is:

                                              Pro forma
                                              Year ended
                                 -------------------------------------
                                  March 28, 1997       March 29, 1996
                                 -----------------   -----------------
                                 (In thousands, except per share data)

    Net income (loss)                $ (8,819)             $    529
                                      =======               =======

    Net loss per share               $  (1.49)             $   (.41)
                                       =======              =======

    Additionally, under the 1991 Plan, the Company awarded shares of nonvested restricted stock to officers and key employees which amounted to none, 266,019 and 50,000 in fiscal years 1997, 1996 and 1995, respectively. Vesting of awards is dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target market price for the Company's common stock that exceeds the related market price on the date of grant. On March 28, 1997, the total number of shares of restricted stock outstanding was 197,638. The cost of restricted stock awards is generally expensed over the vesting period, which ranges from two to five years, and amounted to $575,000 in fiscal year 1997 and $568,000 in fiscal year 1996.

Major customers:

    A total of 59%, 65% and 63% of the Company's revenues during fiscal years 1997, 1996 and 1995, respectively, were from federal governmental agencies, primarily the U.S. Department of Defense (DOD) and the U.S. Department of Energy (DOE). In fiscal years 1997, 1996 and 1995, the DOD provided 42%, 51% and 47%, respectively, of the Company's revenues.

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The DOE provided 14%, 11% and 12% of the Company's revenues during fiscal years 1997, 1996 and 1995, respectively.

Employee benefit plans:

    The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company funds current costs as accrued, and there are no unfunded vested benefits. Through June 30, 1995, the Plan required a minimum annual contribution of 4% of participants' eligible compensation; thereafter, the required minimum annual contribution is 3% of participants' eligible compensation. Additionally, beginning July 1, 1995, the Company contributes up to 2% of participants' eligible compensation by matching 50% of each participant's contribution (up to 4% of eligible compensation) to the Company's voluntary 401(k) savings plan. The Plan currently allows a maximum contribution of up to 8% of participants' eligible compensation up to $150,000 annually. The Company's contributions, as a percentage of participants' eligible compensation, were 4.44%, 4.33% and 5% for fiscal years 1997, 1996 and 1995, respectively.

    Pension and profit sharing expense was $3,614,000, $3,601,000 and $4,081,000 for fiscal years 1997, 1996 and 1995, respectively.

    The Company presently provides certain health care benefits for retirees who are over age 60, completed a specified number of years of service and retired by December 31, 1996, the date upon which the Company amended the plan to cease allowing new participants to join upon their retirement. In fiscal year 1997, the Company made net contributions of approximately $78,000 toward these benefits.
Commencing in fiscal year 1994, the Company accrued the expected cost of providing these benefits to an employee and the employee's covered dependents during the years that the employee rendered the necessary service and recognized its Accumulated Postretirement Benefit Obligation
(APBO) of $733,000 on a delayed basis (over 20 years) as a component of net periodic postretirement benefit cost. In fiscal year 1997, upon the amendment of the plan, the Company estimated its remaining liability to be $300,000 and adjusted its accrual accordingly.

Quarterly results of operations (In thousands, except per share data)
(unaudited):

                                     First   Second   Third   Fourth
                                    quarter quarter  quarter  quarter
                                   -------  -------  -------  -------
1997:
  Revenues . . . . . . . . . . .  $ 81,416 $ 92,490 $ 92,513 $ 95,712
  Gross margin . . . . . . . . .     7,779    9,139    9,723   11,497
  Income (loss) from continuing
    operations . . . . . . . . .    (1,541)  (8,890)     371    1,283
  Net loss applicable to
    common stock . . . . . . . .    (2,591)  (9,940)    (924)    (238)
  Net loss per share . . . . . .  $   (.28)$  (1.09)$   (.10)$   (.02)
                                   =======  =======  =======  =======

1996:
  Revenues . . . . . . . . . . .  $100,292 $106,259 $104,912 $ 88,579
  Gross margin . . . . . . . . .    16,944   15,174   14,651   11,383
  Income (loss) from
    continuing operations. . . .     2,345    2,355   (4,687)     533
  Net income (loss) applicable
    to common stock. . . . . . .     1,295    1,305   (5,737)    (517)
  Net income (loss) per share. .  $    .14 $    .15 $   (.64)$   (.06)
                                   =======  =======  =======  =======

      During the second fiscal quarter of 1997, the Company recorded a $8,403,000 ($.92 per share) pre-tax and after tax (see Income taxes) restructuring charge in connection with an organizational realignment (see Restructuring charge).

                   INTERNATIONAL TECHNOLOGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In the third quarter of fiscal year 1996, the Company reported a $14,600,000 ($1.62 per share) after tax loss related to the recapitalization of Quanterra (see Quanterra) and a $7,500,000 ($.83 per share) deferred tax asset valuation allowance adjustment. (See Income taxes.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were none.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The section entitled "Election of Directors" in the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for September 16, 1997 (the Proxy Statement) is incorporated herein by reference. See also "Executive Officers of the Company" in Part I of this report for certain information concerning the Company's executive officers.


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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
8-K.

Exhibits

      These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                      Description
----------    ---------------------------------------------------------

 2            Omitted - Inapplicable.

 3(i) Certificate of Incorporation of the registrant as amended by Amendment to Certificate of Incorporation filed
              September 17, 1987, with Delaware Secretary of State.(1)

 3(ii) Amended and Restated Bylaws of the registrant as amended through June 20, 1997.

 4(i)         1. Certificate of Designations with respect to the
                 registrant's 7% Cumulative Convertible Exchangeable Preferred Stock, $100 par value.(2)

              2. Certificate of Designations, Preferences and Relative,
                 Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions Thereof of Cumulative, Convertible Participating Preferred Stock of International Technology Corporation, issued November 20, 1996.(3)

 4(ii) Indenture for the registrant's 7% Convertible Subordinated Debentures Due 2008.(2)

 9            Omitted - Inapplicable.

 10(ii)       1. Credit Agreement among IT Corporation, the Several
                 Lenders from Time to Time Parties Hereto and
                 The Chase Manhattan Bank (formerly Chemical Bank), as Administrative Agent, dated as of October 24, 1995.(4)

              2. Note Purchase Agreement dated as of October 24, 1995
                 for IT Corporation 8.67% Guaranteed Senior Secured Notes due October 30, 2003.(4)

              3. Master Collateral and Intercreditor Agreement dated as
                 of October 24, 1995 among Certain Participating
                 Creditors of IT Corporation and Chemical Bank, as Collateral Agent.(4)

              4. Amendment No. 1 dated as of January 5, 1996 to the
                 Credit Agreement dated as of October 24, 1995 among IT Corporation, the Lenders party thereto, and Chemical Bank, as Administrative Agent.(5)

              5. Amendment No. 1 dated as of January 5, 1996 to the
                 several Note Purchase Agreements, each dated as of October 24, 1995 between IT Corporation and the respective Purchasers party thereto.(5)

              6. Second Amendment to Credit Agreement, Master Collateral
                 and Intercreditor Agreement and Note Purchase
                 Agreement, dated as of October 30, 1996, among the Lenders, Participating Creditors and IT Corporation.

Exhibit No.                      Description
----------    ---------------------------------------------------------

              7. Asset Transfer Agreement among MetPath Inc., the
                 registrant and IT Corporation dated as of May 2, 1994.(6)

              8. Amended and Restated Shareholders' Agreement between
                 Corning Incorporated, the registrant, IT Corporation and Quanterra Incorporated, dated January 1, 1996.(7)

              9. Amended and Restated Equity Investors' Undertaking,
                 dated January 19, 1996, from the Equity Investors in favor of Quanterra Incorporated, Citibank, N.A., and Citicorp USA, Inc.(7)

             10. Agreement, dated January 19, 1996, related to the
                 ownership of IT Corporation, Corning Clinical
                 Laboratories Inc., and Corning Incorporated in
                 Quanterra Incorporated.(7)

             11. Stock Purchase and Sales Agreement dated as of February
                 21, 1996 by and among IT Corporation, the registrant and the shareholders of Gradient Corporation, a Massachusetts corporation.(5)

             12. Securities Purchase Agreement dated as of August 28,
                 1996 between the registrant and certain Purchasers identified therein affiliated with The Carlyle Group
                 (3), including agreement by and between The Carlyle Group and the registrant re financial advisory and investment banking fees.

             13. Amendment No. 1, dated November 20, 1996, to Securities
                 Purchase Agreement dated August 28, 1996, by and among the registrant and certain Purchasers identified therein affiliated with The Carlyle Group.(8)

             14. Form of Warrant Agreement by and among the Registrant
                 and certain Warrant Holders defined herein affiliated with The Carlyle Group, dated as of November 20,
                 1996.(3)

             15. Form of Registration Rights Agreement by and among the registrant and certain Investors affiliated with The Carlyle Group, dated November 20, 1996.(3)

10(iii)       1. Non-Employee Directors' Retirement Plan, as amended and restated June 2, 1994 (9)(10), as amended by the Amended and Restated Non-Employee Directors Retirement Plan, Amendment No. 5, dated November 20, 1996.(9)

              2. Description of the Special Turn-a-Round Plan (Fiscal
                 Year 1995 Management Incentive Plan) of the registrant.(6)(9)

              3. 1983 Stock Incentive Plan, as amended.(9)(11)

              4. 1991 Stock Incentive Plan (5)(9) as modified by waiver
                 dated November 20, 1996, by certain former Non-Employee Directors, in favor of the registrant.(9)

              5. 1996 Stock Incentive Plan.(9)(16)

              6. Fiscal Year 1997 Management Incentive Plan.(9)

              7. Fiscal Year 1998 Management Incentive Plan.(9)

              8. Separation Agreement dated July 24, 1996 between Robert
                 B. Sheh and the registrant.(9)(12)

Exhibit No.                      Description
----------    ---------------------------------------------------------

              9. Separation Agreement dated October 1, 1995 between
                 Larry M. Hart and the registrant.(9)(12)

             10. Retirement Agreement dated March 3, 1994 between Murray
                 H. Hutchison and the registrant.(6)(9) as amended by First Amendment dated January 6, 1995 to the Retirement Agreement dated March 3, 1994 between Murray H.
                 Hutchison and the registrant.(9)(13)

             11. Separation Agreement dated as of September 30, 1996
                 between Eric Schwartz and the registrant.(3)(9)

             12. Retirement Plan of IT, 1993 Restatement.(9)(10)


             13. Amendment Number One to IT Corporation Retirement Plan,
                 dated as of July 1, 1995.(9)(14)

             14. Amendment Number Two to IT Corporation Retirement Plan,
                 dated as of October 1, 1995.(9)(14)

             15. Amendment Number Three to IT Corporation Retirement
                 Plan, dated as of July 15, 1996.(9)(15)

             16. Amendment Number Four to IT Corporation Retirement
                 Plan, dated as of February 1, 1997.(9)

             17. Amendment Number Five to IT Corporation Retirement
                 Plan, dated as of May 13, 1997.(9)

             18. Executive Stock Purchase Interest Reimbursement Plan,
                 approved September 6, 1995.(5)(9)

             19. Executive/Directors Deferred Compensation Plan,
                 effective January 1, 1996.(5)(9)

             20. Executive Restoration Plan, effective July 1, 1995 as
                 amended through May 13, 1997.(5)(9)


             21. 1997 International Technology Corporation Non-Employee
                 Directors Stock Plan - Director Fees, dated as of February 26, 1997.(9)(15)

             22. Employment Agreement, dated as of November 20, 1996, by and between the registrant, IT Corporation, and Anthony
                 J. DeLuca.(9)

             23. Employment Agreement, dated as of November 20, 1996, by and between the registrant, IT Corporation, and Franklin E. Coffman.(9)

             24. Employment Agreement, dated as of November 20, 1996, by and between the registrant, IT Corporation, and James
                 R. Mahoney.(9)

             25. Employment Agreement, dated as of November 20, 1996, by and between the registrant, IT Corporation, and Raymond
                 J. Pompe.(9)

 11          Computation of Per Share Earnings for the three years ended
             March 28, 1997.

 12          Omitted - Inapplicable.

 13          Omitted - Inapplicable.

Exhibit No.                      Description
----------    ---------------------------------------------------------

 16           Omitted - Inapplicable.

 18           Omitted - Inapplicable.

 20 Notice to All Holders of Depositary Shares each representing 1/100 of a share of 7% Cumulative
              Convertible Exchangeable Preferred Stock dated November 25, 1996.(17)

 21           List of the registrant's subsidiaries.

 22           Omitted - Inapplicable.

 23           Consent of Ernst & Young LLP, Independent Auditors.

 24           Omitted - Inapplicable.

 27           1. Financial Data Schedule for the year ended March 28,
                 1997.

              2. Financial Data Schedule for the quarter ended March 28,
                 1997.

 28           Omitted - Inapplicable.

 99           Omitted - Inapplicable.
__________
 (1)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Annual
              Report on Form 10-K for the year ended March 31, 1988 (No.
              1-9037) and incorporated herein by reference.
 (2)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Registration
              Statement on Form S-3 (No. 33-65988) and incorporated herein by reference.
 (3)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Form 8-K dated September 20, 1996 and incorporated herein by reference.
 (4)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 29, 1995.
 (5)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Annual
              Report on Form 10-K for the year ended March 29, 1996 and incorporated herein by reference.
 (6)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Annual
              Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.
 (7)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Quarterly
              Report on Form 10-Q for the quarter ended December 29, 1995.
 (8)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Quarterly
              Report on Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.
 (9)          Filed as a management compensation plan or arrangement per
              Item 14(a)(3) of the Securities Exchange Act.
(10)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Annual
              Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.
(11)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's Annual
              Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.
(12)          Previously filed with the Securities and Exchange
              Commission as an Exhibit to the registrant's report on Form 10-K/A, Amendment No. 1, dated July 29, 1996, to the
              Annual Report of Form 10-K for the year ended March 29,
              1996 and incorporated herein by reference.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.
(14) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Form S-8 (No. 333-00651) and incorporated herein by reference.
(15) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-8 (No. 333-26143) and incorporated herein by reference.
(16) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Registration Statement on Form S-8 (No. 333-28721) and incorporated herein by reference.
(17) Previously filed with the Securities and Exchange Commission as an Exhibit to the registrant's Form 8-K, dated January 17, 1997 and incorporated herein by reference.

Reports on Form 8-K

1.   Current report on Form 8-K, dated January 17, 1997, reporting under
     Item 5 relating to the Notice to Holders of Depositary Shares regarding certain Special Conversion Rights (see Exhibits 20 and 4(i)(1) above).
2.   Current report on Form 8-K, dated June 19, 1997, reporting under
     Item 5 relating to the completion of the relocation of registrant's principal executive office to Monroeville, Pennsylvania.

               INTERNATIONAL TECHNOLOGY CORPORATION
         Schedule II -- Valuation and qualifying accounts
                          (In thousands)




                            Balance at    Provision    Accounts                   Balance
                            beginning      charged     written                    at end
                            of period     to income      off        Other        of period
                            ---------     ---------    ---------   ---------     ---------
Year ended March 28, 1997:
  Allowance for doubtful
   accounts. . . . . . . .  $  2,943     $    304     $ (1,208)    $     16 (1)  $   2,055
  Valuation allowance for
   deferred tax asset. . .  $  4,869     $  4,602     $      -     $      -      $   9,471

Year ended March 29, 1996:
  Allowance for doubtful
   accounts. . . . . . . .  $  3,107     $    614     $   (842)    $     64 (2)  $   2,943
  Valuation allowance for
   deferred tax asset. . .  $ 12,650     $ (7,781)(3) $      -     $      -      $   4,869

Year ended March 31, 1995:
  Allowance for doubtful
   accounts. . . . . . . .  $  3,183     $  1,501      $ (1,281)   $   (296)(4)  $   3,107
  Valuation allowance for
   deferred tax asset. . .  $ 13,519     $   (869)(3)  $      -    $      -      $  12,650




---------

(1) Represents allowance for doubtful accounts at November 1996 for receivables acquired in the purchase of Chi Mei.

(2) Represents allowance for doubtful accounts at March 1, 1996 for receivables acquired in the purchase of Gradient Corporation.

(3) Represents benefit for income taxes.

(4) Represents allowance for doubtful accounts at June 28, 1994 for receivables transferred to Quanterra, an environmental analytical services company which is jointly owned by IT and an affiliate of Corning Incorporated. (See Notes to Consolidated Financial Statements - Quanterra.)

                            SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Torrance, California on the 24th day of June 1997.


                                             INTERNATIONAL TECHNOLOGY
                                             CORPORATION


                                             By /S/ ANTHONY J. DELUCA
                                                ---------------------
                                                Anthony J. DeLuca
                                                President and Acting
                                                Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/S/ DANIEL A. D'ANIELLO
-------------------------
Daniel A. D'Aniello           Chairman of the Board of    June 24, 1997
                                Directors


/S/ ANTHONY J. DELUCA
-------------------------
Anthony J. DeLuca             Director, President and     June 24, 1997
                                Acting Chief Executive
                                Officer and Principal
                                Financial Officer

/S/ PHILIP B. DOLAN
-------------------------
Philip B. Dolan               Director                    June 24, 1997


/S/ E. MARTIN GIBSON
-------------------------
E. Martin Gibson              Director                    June 24, 1997


/S/ JAMES C. MCGILL
-------------------------
James C. McGill               Director                    June 24, 1997


/S/ ROBERT F. PUGLIESE
-------------------------
Robert F. Pugliese            Director                    June 24, 1997


/S/ JAMES DAVID WATKINS
-------------------------
James David Watkins           Director                    June 24, 1997



/s/ PHILIP H. OCKELMANN                                   June 24, 1997
------------------------
Philip H. Ockelmann           Vice President, Finance
                                and Treasurer and
                                Principal Accounting
                                Officer

                                                         Exhibit 11.1

                INTERNATIONAL TECHNOLOGY CORPORATION
                 COMPUTATION OF PER SHARE EARNINGS
               (In thousands, except per share data)


                                                 Year ended
                                         ----------------------------
                                         March 28, March 29, March 31,
                                           1997      1996      1995
                                         --------  --------  --------
Primary earnings per share:

  Income (loss) from continuing
    operations . . . . . . . . . . . . $ (8,777)  $    546   $ (3,680)
  Discontinued operations
   (net of income taxes):
   Loss from disposition. . . . . . .         -          -    (10,603)
                                        -------    -------    -------
   Net income (loss). . . . . . . . .    (8,777)       546    (14,283)
   Less preferred stock dividends . .    (4,916     (4,200)    (4,200)
                                        -------    -------    -------
Net loss applicable to common stock .  $(13,693)  $ (3,654)  $(18,483)
                                        =======    =======    =======

   Average number of common shares
     outstanding. . . . . . . . . . .     9,227      8,971      8,868
   Average common equivalent shares
     from stock options computed on
     the treasury stock method using
     average market prices. . . . . .         -         11         21
                                        -------    -------    -------
Shares used in computation (1). . . .     9,227      8,982      8,889
                                        =======    =======    =======
Net loss per share:
   Continuing operations (net of
     preferred stock dividends) . . .  $  (1.48)  $   (.41)  $   (.89)
   Discontinued operations:
     From disposition . . . . . . . .         -          -      (1.19)
                                        -------    -------    -------
Net loss per share. . . . . . . . . .  $  (1.48)  $   (.41)  $  (2.08)
                                        =======    =======    =======


--------
(1) Share data have been restated to reflect the one-for-four reverse stock split effective November 21, 1996.

Fully diluted earnings per share result in less than 3% dilution and therefore are not presented.

                                                            Exhibit 21.1

               INTERNATIONAL TECHNOLOGY CORPORATION

                    LIST OF SUBSIDIARY COMPANIES



Chi Mei Entech, Ltd.
Chi Mei Scientech, Ltd.
Gradient Corporation
IT Corporation
IT Hanford, Inc.
IT Tulsa Holdings, Inc. (formerly IT-McGill Pollution Control Systems,
  Inc.)
International Technology Europe Ltd.
Universal Professional Insurance Company
IT Brownfields Services Corporation
IT Corporation de Mexico, S.A. de C.V.
IT Corporation of North Carolina
IT Corporation Limited (formerly IT-McGill Limited)
IT Europe Pollution Control Engineering, Ltd. (formerly IT-McGill
  Pollution Control Systems, Ltd.)
IT International Holdings, Inc.
IT Investment Holdings, Inc.
PHR Environmental Consultants, Inc.

                                                      EXHIBIT 23




       CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


  We consent to the incorporation by reference in the Registration Statements (Form S-8; No. 2-95647 and No. 33-11486) and in the related Prospectuses pertaining to the International Technology Corporation 1983 Stock Incentive Plan, in the Registration Statement (Form S-8; No. 33-52974) and in the related Prospectus pertaining to the International Technology Corporation 1991 Stock Option Plan in the Registration Statement (Form S-8; No. 33-60861) relating to the shares of restricted stock to be issued under the Special Turnaround Plan, in the Registration Statement (Form S-8; No. 33-60881) relating to the additional shares under the 1991 Stock Incentive Plan, in the Registration Statement (Form S-8; No. 333-00651) relating to the shares issued under the IT Corporation Retirement Plan, in the Registration Statement (Form S-8, No. 333-28721) and in the related Prospectus pertaining to the 1996 Stock Incentive Plan, and in the Registration Statement (Form S-8, No. 333-26143), and in the related Prospectus pertaining to the 1997 International Technology Corporation Non-Employee Director Stock Plan Director Fees, of our report dated May 13, 1997, with respect to the consolidated financial statements of International Technology Corporation included in this Annual Report (Form 10-K) for the year ended March 28, 1997.





                                            ERNST & YOUNG LLP
  Los Angeles, California
  June 20, 1997