Form 10-K/A
period 1997-03-28
INTERNATIONAL TECHNOLOGY CORP
filed 1997-07-28
CIK 731190

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------    -----------

Commission file number 1-9037


                         INTERNATIONAL TECHNOLOGY CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                              33-0001212
      (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
       INCORPORATION OR ORGANIZATION)                     NUMBER)

           2790 Mosside Boulevard
         Monroeville, Pennsylvania                      15146-2792
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (412) 372-7701


    The undersigned registrant hereby amends Part III, Items 10-13 of its Annual Report for the fiscal year ended March 28, 1997 on Form 10-K as set forth in the pages attached hereto.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS FOLLOWING THE CARLYLE INVESTMENT

    At the 1996 Annual Meeting of Stockholders, held November 20, 1996, stockholders approved a cash investment (the "Investment") of $45,000,000 in the Company by certain investors affiliated with The Carlyle Group (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C. In consideration of its investment, Carlyle received 45,000 shares of newly issued Cumulative Convertible Participating Preferred Stock, par value $100 per share (the "Convertible Preferred Stock"), and warrants (the "Warrants") to purchase up to 1,250,000 shares of the Company's Common Stock (at the current exercise price of $11.39 per share). Holders of the Convertible Preferred Stock own approximately 38% of the voting power of the Company (43% assuming exercise of the Warrants). Carlyle's purchase of the Convertible Preferred Stock and Warrants was financed through the private sale of interests in limited partnerships affiliated with Carlyle or through other entities. These partnerships and other entities then purchased the Convertible Preferred Stock and Warrants.

    Pursuant to the terms of the Investment, Carlyle is entitled to elect a majority of the Company's Board of Directors, until November 20, 2001, which date is five years from the consummation of the Investment (the "Five-Year Period"), provided that Carlyle continues to own at least 20% of the voting power of the Company. Also pursuant to the terms of the Investment, the number of directors comprising the Company's Board shall be an odd number. A majority of the directors (the "Preferred Stock Directors") will be elected by the holders of the Convertible Preferred Stock acting by written consent and without a meeting of the Common Stock holders, and the remaining directors (the "Common Stock Directors") will be elected by the Common Stock holders. Presently, the Board of Directors consists of seven members, four of whom are Preferred Stock Directors and three of whom are Common Stock Directors. The four Preferred Stock Directors serve for annual terms. The Investment agreements also provide that at least two of the directors elected by the holders of the Common Stock will have no employment or other relationship with the Company or Carlyle, other than their positions as directors of the Company. During the Five-Year Period, holders of the Convertible Preferred Stock will not participate in elections of the Common Stock Directors and the Preferred Stock Directors will not have the right to vote on the election of any director to fill a vacancy among the Common Stock Directors. At the end of the Five-Year Period, provided that Carlyle continues to own at least 20% of the voting power of the Company, holders of the Convertible Preferred Stock will be entitled to elect the largest number of directors which is a minority of the directors of the Company and to vote with the Common Stock holders (as a single class) on the election of the remaining directors. Additionally, the holders of the Convertible Preferred Stock, in the event they no longer have the right to elect at least a minority of the directors, will have the right (voting as a class with holders of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, par value $100 per share, and any other parity stock) to elect two directors to the Board in the event the Company fails to make payment of dividends on the Convertible Preferred Stock for six dividend periods.

    Under the classified Board of Directors and cumulative voting provisions of the Company's Certificate of Incorporation, the Common Stock Directors of the Company serve for three year terms which are staggered to provide for the election of approximately one-third of the Board members each year, and stockholders are entitled to cumulate voting rights in the election of Common Stock Directors.

    Certain information about the directors is set forth in the following table.

                                                            TERM TO   DIRECTOR OF THE
 NAME                        AGE CURRENT POSITION           EXPIRE    COMPANY SINCE
 --------------------------  --- -------------------------  --------  ----------------
 COMMON STOCK DIRECTORS:

 Anthony J. DeLuca(1)....... 50  Director, President and    1997            1996
                                 Chief Executive Officer

 E. Martin Gibson(3)........ 59  Director                   1998            1994

 James C. McGill(3)......... 53  Director                   1999            1990

 PREFERRED STOCK DIRECTORS:

 Daniel A. D'Aniello(1)(2).. 50  Director and Chairman of   1997 (4)        1996
                                 the Board (non-officer
                                 position)

 Philip B. Dolan(1)(2)...... 39  Director                   1997 (4)        1996

 James David Watkins(2)..... 70  Director                   1997 (4)        1996

 Robert F. Pugliese(3)...... 64  Director                   1997 (4)        1996


(1) Member of Executive Committee
(2) Member of Compensation Committee.
(3) Member of Audit Committee.
(4) The Preferred Stock Directors serve for annual terms. The holders of the Convertible Preferred Stock have indicated to the Company their intention to reelect, on or before the date of the Company's 1997 Annual Meeting of Stockholders, Mr D'Aniello, Mr. Dolan, Admiral Watkins and Mr. Pugliese to serve an annual term to expire in 1998.

BACKGROUND OF THE DIRECTORS

    Mr. DeLuca was named President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996 and President and Chief Executive Officer as of July 22, 1997. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company, Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

    Mr. Gibson became a director of the Company on October 11, 1994 and was Chairman of the Board of Directors, a non-officer, non-employee position, from April 6, 1995 until the closing of the Investment. From 1990 until December 1994, Mr. Gibson served as Chairman of Corning Life Sciences, Inc., a subsidiary of Corning Incorporated. Mr. Gibson served in various other senior management capacities with Corning Incorporated during his 32 year career there, including as a Senior Vice President and General Manager of Corning Medical and Scientific Division from 1980 until 1983, and as Group President of Corning Consumer Products and Laboratory Sciences from 1983 until 1990. From 1983 to 1994, Mr. Gibson served on the Board of Directors of Corning Incorporated. Mr. Gibson also serves on the Boards of Directors of Hardinge, Inc. and NovaCare, Inc.

    Mr. McGill is currently, and has been for at least five years, a private investor. He served as Chairman of McGill Environmental Systems, Inc. from 1970 to 1987. Mr. McGill serves on the Board of

Trustees of the University of Tulsa and on the Boards of Directors of four private corporations that are engaged in tax consulting, health care, pipeline construction and golf.

    Mr. D'Aniello has been a Managing Director for Carlyle since 1987. Mr. D'Aniello was Vice President, Finance and Development for Marriott Corporation, a hospitality company, from 1981 to 1987. He currently serves on the Board of Directors for GTS Duratek, Inc., an environmental services company, Baker & Taylor, Inc., a wholesale distributor of books, and CB Commercial Real Estate Group, Inc., a commercial real estate firm. Mr. D'Aniello is Chairman of GTS Duratek, Inc. and Vice Chairman of Baker & Taylor, Inc.

    Mr. Dolan has been a Vice President for Carlyle since 1989. Prior to joining Carlyle, Mr. Dolan was an investment analyst and fund manager with the Trust Division of the Mercantile-Safe Deposit and Trust Company and was engaged in management consulting and practiced public accounting with Seidman & Seidman. Mr. Dolan is a Certified Public Accountant.

    Admiral Watkins has been the President of the Joint Oceanographic Institutions, Inc. since 1993 and President of Consortium Oceanographic Research and Education since 1994. Admiral Watkins was appointed Chief of Naval Operations in 1982 by President Reagan and served as Secretary of Energy under President Bush from 1989 to 1993. Prior to his appointment as Secretary of Energy, Admiral Watkins served on the Board of New York Medical College and the Math/Science Advisory Council of the National Executive Service Corps. He also served as a consultant to the Carnegie Corporation of New York, the Education Commission of the States and the Exxon Education Foundation. Additionally, he was a member of the Marymount University's Board of Trustees and co-chair of the National Committee for the Vatican Judaica Exhibition. In 1987, Admiral Watkins was appointed Chairman of the Presidential Commission on the Human Immunodeficiency Virus Epidemic. Admiral Watkins has also served on the Boards of Directors of the Philadelphia Electric Company, a biopharmaceutical company, VESTAR, Inc. and the Ford Aerospace Corporation. After leaving the Department of Energy, Admiral Watkins became a trustee to the Carnegie Corporation of New York, a Director of Edison International, a Director of GTS-Duratek, Inc. and a member of Advisory Boards of Digital Systems Research, Inc. and Eurotech, Ltd. The Admiral is a graduate of the United States Naval Academy, the U.S. Naval Postgraduate School and the Oak Ridge National Laboratory.

    Mr. Pugliese has been Special Counsel to Eckert Seamans Cherin & Mellott since 1993. Mr. Pugliese was Executive Vice President, Legal and Corporate Affairs for Westinghouse Electric Corporation and served as General Counsel from 1976 to 1992. Mr. Pugliese is a member of the Association of General Counsel and a director of Ocwen Asset Investment Corporation. Mr. Pugliese has served as Secretary to the Board of Directors of Westinghouse Electric Corporation and Chairman of the Board of Trustees at the University of Scranton.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Exchange Act and also requires that the Company disclose in this Proxy Statement any noncompliance with those requirements during fiscal year 1997. Based solely upon a review of reports delivered to the Company, the Company believes all Section 16(a) filing requirements were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the annual, long-term compensation and other compensation for services in all capacities to the Company for the fiscal years 1997, 1996 and 1995 of those persons who were, as of March 28, 1997, the Chief Executive Officer, or who had served as Chief Executive Officer at any time during the 1997 fiscal year and the other four most highly compensated executive officers of the Company (the "Named Officers").



                                                                                      LONG TERM COMPENSATION
                                                                                    --------------------------
                                           ANNUAL COMPENSATION                                AWARDS
                                ----------------------------------------------       -------------------------
                                                                     OTHER          RESTRICTED
                                                                     ANNUAL            STOCK      SECURITIES     ALL OTHER
   NAME AND PRINCIPAL                                                COMPEN-           AWARDS      UNDERLYING     COMPEN-
       POSITION                  YEAR    SALARY($)   BONUS($)(3)   SATION($)(4)       ($)(5)       OPTIONS(#)(6)  SATION($)(7)
----------------------------    ------ -----------  -------------  -----------       -----------  ------------- -------------
  Anthony J. DeLuca (1)....     1997  $ 307,981    $  50,000          -            $       0         26,333     $ 37,614
    President and Chief         1996    270,400       12,776          -              296,875              0       17,732
    Executive Officer           1995    270,400      108,160          -              173,550         19,250       16,519


  Franklin E. Coffman......     1997  $ 194,000    $  19,400          -            $       0         15,233     $ 15,356
    Senior Vice President,      1996    192,346        8,201          -                    0              0       26,923
    DOE Programs, Corporate     1995    183,999       55,200          -              155,888          8,750       27,529
    Business Development


  James R. Mahoney.........     1997  $ 260,000    $  26,000          -            $       0         16,333     $ 27,060
    Senior Vice President,      1996    260,000       12,285          -              118,750              0       28,579
    Consulting and Ventures     1995    256,925      104,000          -              172,163         19,250       20,330
    and Corporate Development


  Raymond J. Pompe ........     1997  $ 248,075    $  26,500          -            $       0         16,417     $ 18,270
    Senior Vice President,      1996    206,691        9,923          -              118,750              0       16,250
    Engineering and             1995    192,992       57,000          -              156,498          8,750       11,328
    Construction


  James G. Kirk............     1997  $ 150,625   $   10,000          -            $       0          4,667      $ 8,352
    Vice President, General     1996    140,500       28,319          -                    0              0        7,168
    Counsel and Secretary       1995    140,500       28,100          -                    0          1,325        5,681


  Robert B. Sheh (2).......     1997  $ 112,500   $        0          -            $       0              0      $ 5,077
    President and               1996    450,000       26,578          -              475,000              0       52,100
    Chief Executive Officer     1995    450,000      225,000          -               74,993         37,500       34,519

-------------


(1) On July 22, 1997, Mr. DeLuca was named President and Chief Executive Officer of the Company. As of July 1, 1996, Mr. DeLuca was named President and Acting Chief Executive Officer and a director of the Company. Prior to that time Mr. DeLuca served as Senior Vice President and Chief Financial Officer of the Company.

(2) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Employment Agreements and Termination of Employment Arrangements - Sheh Agreements."

(3) Bonus amounts are reported in the fiscal year they are earned or accrued, even though some or all of the actual cash payment may be made in the next fiscal year. For fiscal year 1997, each Named Officer who received a "Bonus" also received a grant of stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. Such stock options are reported in this table under Securities Underlying Options in 1997. The amount reported for Mr. Kirk in 1996 includes a special, one-time cash payment of $25,000 for his efforts in resolving the Motco litigation. Certain Named Officers also received an award of restricted stock in fiscal year 1996 attributable to the fiscal year 1995 incentive compensation plan. The value of such restricted stock awards is reported in this table under Restricted Stock Awards in 1995. The total value of bonuses, including the aforementioned restricted stock awards, earned in fiscal year 1995, by each of the Named Officers are as follows: Mr. DeLuca, $144,210; Mr. Coffman, $73,588; Mr. Mahoney, $138,663; Mr. Pompe, $75,998; and Mr. Sheh, $299,993.

(4) The dollar value of perquisites and other personal benefits, if any, for each of the Named Officers was less than the reporting thresholds established by the SEC.

(5) 12,500 shares of restricted stock were awarded to each of Messrs. DeLuca, Coffman, Mahoney and Pompe on March 2, 1995, with a fair market value of $11.00 per share on the date of grant. The shares vest in 20% increments over five years provided that Messrs. Mahoney, DeLuca and Pompe remain employed by the Company on the vesting dates. In lieu of cash, certain Named Officers received awards of restricted stock in connection with a fiscal year 1995 incentive compensation plan. A total of 14,646 shares of restricted stock were awarded to the Named Officers on July 5, 1995 with a fair market value of $12.50 per share. The shares awarded were as follows:
    Mr. DeLuca, 2,884 shares; Mr. Coffman, 1,471 shares; Mr. Mahoney, 2,773 shares; Mr. Pompe, 1,159 shares; and Mr. Sheh, 5,999 shares. The restrictions on the shares will lapse three years from the date of award provided that each Named Officer remains employed by the Company at that date. On March 28, 1996, the following number of restricted shares were issued to the Named Officers, with a fair market value of $9.50 per share on the date of grant: Mr. Sheh, 50,000 shares (which shares were returned to the Company pursuant to Mr. Sheh's separation agreement with the Company (see "Employment Agreements and Termination of Employment Arrangements,Sheh Agreements")); Mr. DeLuca, 31,250 shares; Mr. Mahoney, 12,500 shares; and Mr. Pompe, 12,500 shares. The restrictions on the shares will lapse upon the earlier of: (i) attainment of an average $16.00 or greater price of the Company's Common Stock for any period of sixty consecutive calendar days;
    (ii) four years from the date of issuance of the restricted shares; or
    (iii) upon death, disability or retirement of the holder or a change of control (as defined).

(6) For fiscal year 1997, each Named Officer who received a "Bonus" also received a grant of non-qualified stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. The options vest in 25% increments over four years beginning one year from the date of grant, expire ten years after grant and were issued at an exercise price equal to the fair market value of the Common Stock on the date of grant. The number of option shares granted to the Named Officers in fiscal year 1998 are as follows: Mr. DeLuca, 8,333 shares; Mr. Coffman, 3,233 shares; Mr. Mahoney, 4,333 shares; Mr. Pompe, 4,417 shares; and Mr. Kirk, 1,667 shares.

(7) For 1997, the amounts shown for Messrs. DeLuca, Coffman, Mahoney, Pompe and Kirk represent $5,255, $4,596, $4,860, $5,897 and $991, respectively, of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers, as do all salaried employees, pay the cost for all life insurance premiums for coverage in excess of one times their salary in calendar year 1997 and one and one-half times their salary in calendar year 1996. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Coffman, Mahoney, Pompe, Kirk and Sheh in the amounts of $4,500, $7,500, $7,500, $7,500, $7,361 and $1,702,
    respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Coffman, Mahoney, Pompe and Sheh as follows: $7,300, $3,260, $4,700, $4,873 and $3,375, respectively; $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Mr. Mahoney; $17,508 in accrued but unused paid time off for Mr. DeLuca; and $3,052 in reimbursed relocation expenses for Mr. DeLuca. For 1996, the amounts shown include: $5,798, $6,157, $5,990, $5,706, $819 and $20,034 for Messrs. DeLuca, Coffman,
    Mahoney, Pompe, Kirk and Sheh, respectively, for life insurance premiums in excess of $50,000; the Company's contribution to the Company's Retirement Plan for the Company's fixed, discretionary profit sharing and 401(k) Company matching contribution for Messrs. DeLuca, Coffman, Mahoney, Pompe, Kirk and Sheh of $6,459, $7,058, $7,498, $7,209, $6,349 and $9,003,
    respectively; a contribution to the Company's Restoration Plan for Messrs. DeLuca, Coffman, Mahoney, Pompe and Sheh of $5,475, $2,515, $5,091, $3,334 and $13,063, respectively; $10,000 for partial principal forgiveness of a relocation loan to purchase a principal residence for each of Messrs. Mahoney and Sheh; and $11,192 for accrued but unused paid time off for Mr. Coffman. For 1995: the amounts shown for Messrs. DeLuca, Coffman, Mahoney, Pompe, Kirk and Sheh include life insurance premiums in excess of $50,000 in the amount of $4,711, $6,071, $3,731, $4,711, $764 and $17,947, respectively; the Company's contribution to the Company's Retirement Plan for Messrs. DeLuca, Coffman, Mahoney, Pompe, Kirk and Sheh in the respective amounts of $6,608, $7,304, $6,599, $6,617, $4,918 and $6,572;
    $10,000 for partial principal forgiveness of a relocation loan to purchase a principal residence for each of Messrs. Mahoney and Sheh; and $5,200 and $14,154, respectively, for Messrs. DeLuca and Coffman for accrued but unused vacation.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information related to grants of stock options to the Named Officers pursuant to the Company's Stock Incentive Plans during the fiscal year ended March 28, 1997. No stock appreciation rights ("SARs") were granted during the last fiscal year.


                                        NUMBER OF        PERCENT OF TOTAL
                                        SECURITIES        OPTIONS GRANTED
                                     UNDERLYING OPTION    TO EMPLOYEES IN    EXERCISE PRICE    EXPIRATION      GRANT DATE PRESENT
          NAME                         GRANTED(#)(1)        FISCAL YEAR       (PER SHARE)(2)       DATE              VALUE(3)
------------------------------       ------------------   -----------------   --------------   --------------   ------------------
 Franklin E. Coffman . . . . .             12,000                  7.0           $8.625        2/25/07                $ 64,920
 Anthony J. DeLuca . . . . . .             18,000                 10.5           $8.625        2/25/07                $ 97,380
 James G. Kirk . . . . . . . .              3,000                  1.7           $8.625        2/25/07                $ 16,230
 James R. Mahoney  . . . . . .             12,000                  7.0           $8.625        2/25/07                $ 64,920
 Raymond J. Pompe  . . . . . .             12,000                  7.0           $8.625        2/25/07                $ 64,920

___________________


    (1) All options granted in fiscal year 1997 vest in 25% increments over four years beginning one year from the date of grant. Full vesting occurs on the fourth anniversary date and expires ten years after grant. Options become 100% vested and are exercisable for two years after retirement from the Company.

    (2) The exercise price on options granted is the fair market value of the Common Stock on the date of grant.

    (3) When calculating the present value of options granted in 1997, the Company used the Black-Scholes option pricing model to obtain a calculated present value of $5.41 share. The Company assumed a volatility of 0.462, a risk free interest rate of 6.55% and assumed that the shares would be exercised evenly throughout the four-year vesting schedule. In addition, the Company took a 3% discount for each year in the vesting period to account for the risk of forfeiture in the event that the executive terminates employment with the Company. The valuation is not intended to forecast possible future appreciation, if any, of the Common Stock. The real value of the option depends on the actual performance of the Company's Common Stock during the applicable period.

AGGREGATED OPTION EXERCISES DURING LAST FISCAL YEAR AND OPTION VALUES AT END OF LAST FISCAL YEAR

    The following table provides information with respect to the exercise of stock options during the fiscal year ended March 28, 1997 by the Named Officers, and with respect to unexercised "in-the-money" stock options outstanding as of March 28, 1997. In-the-money stock options are options for which the exercise price is less than the market price of the underlying stock at the end of the fiscal year. No executive officer or any other employee of the Company held or exercised any SARs at any time during fiscal year 1997.


                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                                          OPTIONS AT FISCAL YEAR       MONEY OPTIONS AT FISCAL
                              SHARES                          END (IN SHARES)              YEAR ENDED($)(2)
                            ACQUIRED ON      VALUE  ---------------------------- ----------------------------
        NAME                 EXERCISE       REALIZED($) EXERCISABLE  UNEXERCISABLE(3) EXERCISABLE  UNEXERCISABLE
------------------------   ------------     ----------- -----------  ---------------- -----------  -------------
Anthony J. DeLuca. . . .         0             $0         32,999         31,501             $0             $0
Franklin E. Coffman. . .         0              0          9,999         17,251              0              0
James G. Kirk. . . . . .         0              0          1,208          3,117              0              0
James R. Mahoney . . . .         0              0         27,499         25,001              0              0
Raymond J. Pompe . . . .         0              0         10,749         19,501              0              0
Robert B. Sheh(1). . . .         0              0         90,625         21,875              0              0
___________________

    (1) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Employment Agreements and Termination of Employment Arrangements -- Sheh Agreements."

    (2) Represents the difference between the $6.875 fair market value of the Company's Common Stock on March 28, 1997 (represented by the closing market price on March 27, 1997), minus the exercise price of the options.

    (3) Messrs. DeLuca, Mahoney and Pompe's options with respect to 2,500 shares, 2,000 shares and 2,000 shares, respectively, have vested as a result of the passage of time but may not be exercised unless the Company's stock price increases to certain predetermined levels. Because this condition has not been satisfied and the options therefore are not vested, such options are not included in the "Beneficial Ownership of Shares" table in Item 12.

1997 MANAGEMENT INCENTIVE PLAN

    Pursuant to the Company's 1997 Management Incentive Plan, $500,000 in cash and 83,333 shares of stock options were reserved to reward key associates if pre-established performance targets for the second half of the fiscal year were achieved. Payments and stock option grants under the Plan were dependent upon achieving three targets: 1) a required level of pre-tax operating income, 2) an improvement in the collection of accounts receivable (days sales outstanding) and 3) individual performance goals. The plan was administered by the Compensation Committee. Target incentive awards ranging from 10% to 50% of participants' salary were reduced pro-rata to reflect the one-half year performance period and the grant of stock options supplemental to the payment of cash awards. Individual incentive awards and stock option grants may have been increased or decreased from their targets depending upon individual performance. Cash incentive awards in the aggregate of $499,705 and 80,221 shares of stock options in the aggregate were awarded to the 90 plan participants. The total incentive awards earned and shares of stock options granted to the Named Officers were as follows:

    NAMED OFFICER        CASH BONUS    STOCK OPTION SHARES
------------------------- ------------ --------------------

Anthony J. DeLuca. . . .   $50,000          8,333
Franklin E. Coffman. . .    19,400          3,233
James G. Kirk. . . . . .    10,000          1,667
James R. Mahoney . . . .    26,000          4,333
Raymond J. Pompe . . . .    26,500          4,417

COMPENSATION OF DIRECTORS


     RETAINER FEES. Following the closing of the Investment, non-employee directors each receive annual compensation at the rate of approximately $35,000 per year, consisting of a retainer fee of $6,000 per quarter and a board meeting fee of $2,750 for each board meeting attended (no additional compensation is given for attendance at committee meetings). Directors' compensation may be paid in cash and/or stock as determined by the Executive Committee. Payments on account of directors fees earned by Messrs. D'Aniello and Dolan are paid directly to Carlyle.

     In February 1997 the Company adopted a plan pursuant to which the directors could receive their directors fees in Common Stock in lieu of cash. Directors who elect in writing to be paid in stock are entitled to be paid Common Stock in lieu of all fees other than reimbursement of out-of-pocket expenses. Directors may elect to receive stock in lieu of cash fees for a fiscal quarter by delivering notice to the Company at least five days before the end of the quarter (except in case of fees due as of the adoption of the plan). The number of shares to be issued is determined by dividing the dollar amount of fees payable by the closing sale price on the New York Stock Exchange of the Company's Common Stock on the first business day of the quarter (and each succeeding quarter) after the director elects to be paid in stock (except in the case of fees payable as of the adoption of the plan, which were determined using the closing sale price as of the date of adoption of the plan), until the director revokes his election. A maximum of 100,000 shares may be awarded under the plan. Common Stock issued under the plan will be treasury stock or stock purchased in the open market, to avoid dilution to stockholders. Common Stock may not be awarded after February 26, 2002, or the earlier termination of the plan by the Compensation Committee.

     Prior to the closing of the Investment, non-employee directors received a retainer fee of $5,000 per quarter, $1,000 for each Board or committee meeting attended, $500 for each telephonic Board or committee meeting attended, $500 per day for travel on business days and reimbursement of air travel and other expenses incurred in connection with attending Board or committee meetings. Committee chairmen received $1,500 for each committee meeting attended and $750 for each telephonic committee meeting attended. The fees paid for meeting attendance were limited to no more than one committee meeting for all committee meetings held in tandem with a Board meeting, regardless of the actual number of committee meetings attended. Additionally, effective with the third quarter of fiscal year 1996 through and including the third quarter of fiscal year 1997, the quarterly retainer fee payable to each director for the third quarter of each fiscal year was paid in the form of shares of Common Stock, rather than in cash. Such shares were purchased by the Company in the open market and reissued to directors.

     CHAIRMAN OF THE BOARD. The Chairman of the Board of Directors serves as a member or ex-officio member of certain committees of the Board and is required to spend significant time on Company matters. The chairmanship is a non-officer, non-employee position.

     Upon completion of the Investment, Carlyle named one of the Preferred Stock Directors, Mr. Daniel A. D'Aniello, Chairman of the Board. Mr. D'Aniello is compensated for his services at the rate of $120,000 per year, in lieu of the non-employee director fees described above. Mr. D'Aniello receives the same compensation as the previous chairman, Mr. E. Martin Gibson, received. Payments for compensation earned by Mr. D'Aniello are paid directly to Carlyle.

     Mr. E. Martin Gibson served as Chairman of the Board from his election on April 6, 1995 until his resignation as Chairman on November 20, 1996, upon completion of the Investment. As indicated above, Mr. Gibson continues to serve as a director.

     STOCK OPTIONS. At the 1996 Annual Meeting, stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to enable the Company and its subsidiaries to attract, retain and motivate employees by providing for or increasing their proprietary interests in the Company, and to attract non-employee directors and further align their interests with those of the stockholders by providing for or increasing their proprietary interests in the Company. Every employee of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan.

     The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is currently 444,767. On April 1 of each of the years 1998, 1999, 2000 and 2001, such maximum number will be increased by a number equal to 2% of the number of shares of Common Stock issued and outstanding on each of such dates. The 1996 Plan is administered by the Compensation Committee of the Board (the "Compensation Committee"). Subject to the provisions of the 1996 Plan, the Committee has full and final authority to adopt, amend and rescind rules and regulations relating to the 1996 Plan, select the employees to whom awards will be granted thereunder, to grant such awards and to determine the terms and conditions of such awards and the number of shares to be issued pursuant thereto.

     Pursuant to the terms of the 1996 Plan, grants of stock options to non-employee directors are within the discretion of the Compensation Committee, and since the approval of the 1996 Plan at the 1996 Annual Meeting of Stockholders, no grants have been made to non-employee directors.

     Prior to expiration of the 1991 Stock Incentive Plan (the "1991 Plan") on March 31, 1996, each non-employee director also received automatic grants of nonqualified stock options under the 1991 Plan. Pursuant to the 1991 Plan, the options held by non-employee directors would have vested upon completion of the Investment; however, all non-employee directors waived acceleration of the vesting of their options.

     RETIREMENT PLAN. Under the Company's retirement plan for non-employee directors in effect prior to the completion of the Investment, non-employee directors qualified for five years of retirement payments if on retirement
(i) they had five years of Board service (in which case payments would begin at age 70, or upon retirement if the director is between 70 and 73 when he retired) or (ii) they had ten years of Board service (in which case payments would begin at age 65, or upon retirement if the director was between 65 and 73 when he retired).

     Pursuant to the terms of the Retirement Plan, the consummation of the Investment would have caused the payment of certain benefits payable to non-employee directors of the Company who did not elect to remain on the Board of Directors following such a change in control to be accelerated to a lump sum payment. The Company and the non-employee directors of the Company who did not remain on the Board following the closing of the Investment agreed to amend the Retirement Plan, effective upon the consummation of the Investment, such that the vested benefits otherwise payable to each director as a lump sum are to be paid over a five-year period and that directors whose benefits had not vested prior to the closing of the Investment had such benefits vest partially under the Retirement Plan pro rata based on their years of service. In addition, such amendment provides that Messrs. Gibson and McGill will be paid amounts under the Retirement Plan, in lieu of any benefits that may become payable to them under the Retirement Plan in the future, notwithstanding that they remain on the Board following the Investment. Each of the non-employee directors of the Company acknowledged and agreed to a waiver of the right to receive the accelerated lump sum payment. Pursuant to the Retirement Plan as amended, the directors began receiving the following payments in November 1996:



                         YEARS OF                      ANNUAL
DIRECTOR                SERVICE(1) VESTED BENEFIT     PAYMENT(2)
--------                ---------- --------------     ----------
Jack O. Vance. . . . . .    9     $  200,000          $ 40,000
Donald S. Burns. . . . .    9        200,000            40,000
Ralph S. Cunningham. . .   13        200,000            40,000
James C. McGill. . . . .    6        200,000            40,000
W. Scott Martin. . . . .    2         80,000            16,000
E. Martin Gibson . . . .    2         80,000            16,000
Kirby L. Cramer. . . . .    1         40,000             8,000
Henry E. Riggs . . . . .    1         40,000             8,000
                                  ----------          --------
                                  $1,040,000          $208,000
                                  ----------          --------
                                  ----------          --------
_______________

(1) Directors with five years of service as of October 31, 1996 qualified for the full vested benefit of $200,000. The benefit for directors with less than five years service was prorated.

(2)  Benefits are to be paid in equal monthly installments over five years.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     EMPLOYMENT AGREEMENTS. In connection with the Carlyle Investment, Anthony J. DeLuca, Franklin E. Coffman, James R. Mahoney and Raymond J. Pompe each entered into an employment agreement with the Company effective upon the closing of the Investment for a term of three years, unless terminated. The employment agreements of each of Messrs. DeLuca and Mahoney replace in their entirety their respective prior severance benefit agreements with the Company.

     The employment agreements provide for initial base salaries at the rates in effect at the time of the closing of the Investment, namely $320,000 in the case of Mr. DeLuca, $194,000 in the case of Mr. Coffman, $260,000 in the case of Mr. Mahoney and $265,000 in the case of Mr. Pompe. Salaries are subject to annual upward adjustment at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). Salaries are subject to reduction only in connection with action taken by the Board of Directors for all management employees. Each of the employment agreements provides for a short-term incentive compensation plan to be administered by the Compensation Committee. The target short-term incentive compensation level is 40%, and the maximum level is 60%, of base salary, except in the case of Mr. DeLuca, for whom the target level is 50%, and the maximum level is 75%, of base salary. The Company also is required to maintain long-term incentive plans to be administered by the Compensation Committee, which will make awards, primarily of stock options, based on appropriate performance criteria. The annual awards will be at the discretion of the Compensation Committee but will generally target long-term incentive opportunities. The Company will have "good reason" to terminate Messrs. DeLuca, Coffman, Mahoney or Pompe if such persons fail to meet certain management forecasts for two consecutive fiscal years. The agreements provide for severance payments under certain circumstances.

     The Company has provided loans to Messrs. DeLuca, Mahoney and Pompe to allow them to make substantial purchases of the Company's Common Stock in the open market. Messrs. DeLuca, Mahoney, and Pompe have received loans in the principal amounts of $125,000, $100,000, and $100,000, respectively, to purchase the stock. In November and December, 1996, Mr. DeLuca purchased 12,600 shares of Common Stock and each of Messrs. Coffman, Mahoney and Pompe purchased 7,700, 10,300 and 10,595 shares of Common Stock, respectively. In connection with the short-term compensation plan described above, the Company may provide for forgiveness of a certain portion of the loan principal and interest if previously agreed to targets are met or exceeded. The loans bear interest at the rate of 8.25% per year and are repayable upon the earlier of the executive's termination of employment or November 19, 1999. The employment agreements also provide for reimbursement for business expenses and vacation and other benefits consistent with existing Company policies and practices.

     Additionally, as part of their employment agreements, each of Messrs. DeLuca, Coffman, Mahoney and Pompe are bound by non-compete provisions with the Company if any of them terminates his employment by resignation.

     SHEH AGREEMENTS.   In connection with his employment as Chief Executive
Officer, Mr. Sheh and the Company entered into an agreement dated July 15, 1992. The agreement was intended to specify annual stock option grants and a minimum level of base pay for Mr. Sheh, as well as to address certain other matters. Pursuant to the agreement, Mr. Sheh's annual base salary was $450,000 subject to merit increases and the agreement provides the opportunity to participate in the Company's Incentive Bonus Plan with a bonus of up to 50% of base salary at target levels. Pursuant to the agreement, Mr. Sheh received stock options covering 62,500 shares of Common Stock upon joining the Company and was entitled to receive a minimum specified number of stock options during the first three years of his employment. The agreement provided for certain insurance and other benefits. The agreement also provided that if Mr. Sheh was terminated for "cause," he would be entitled to receive one year of base salary and bonuses.

     Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996. Pursuant to the terms of an agreement between the Company and Mr. Sheh, Mr. Sheh will continue to be treated as an employee of the Company until June 26, 1998, but has no further duties or responsibilities to the Company. Pursuant to the agreement, until June 26, 1998, Mr. Sheh will continue to be paid $450,000 per annum and will receive a car allowance of $5,850 per annum. Mr. Sheh also received a one-time payment of $40,300 for accrued but unused vacation. Additionally, a relocation loan made by the Company to Mr. Sheh with an outstanding principal amount of $150,000 was forgiven. Mr. Sheh will retain a club membership in his name for which the Company previously paid admission and membership fees. Mr. Sheh remained eligible for certain insurance benefits and certain other benefits until January 1, 1997, the date on which Mr. Sheh became eligible for such benefits as a full-time employee of another company. Under the agreement, 5,999 shares of restricted Common Stock awarded to Mr. Sheh in July 1995 will become fully vested on June 26, 1998, and options to purchase a total of 112,500 shares of Common Stock will continue to vest in accordance with the terms of the applicable stock option agreements and will become fully vested on April 27, 1998. Finally, 50,000 shares of restricted stock awarded to Mr. Sheh in March 1996 were returned to the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors is a former or current officer or associate of the Company or its subsidiaries and there are no Compensation Committee interlocks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            BENEFICIAL OWNERSHIP OF SHARES

    The following table sets forth information as of July 21, 1997 with respect to beneficial ownership of (i) the Company's Common Stock, (ii) the Company's Depositary Shares, each representing 1/100 of a share of 7% Preferred Stock, (iii) the Company's Cumulative Convertible Participating Preferred Stock, par value $100 per share (the "Convertible Preferred Stock"), and (iv) the Warrants, by (a) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock, Depositary Shares, Convertible Preferred Stock or Warrants (b) each director,
(c) the named officers listed in the Summary Compensation Table in
Item 11 (the "Named Officers"), and (d) all directors and persons serving as executive officers as a group. All amounts have been adjusted to reflect the one-for-four reverse stock split approved at the 1996 Annual Meeting of Stockholders.

                                    AMOUNT AND NATURE  PERCENT OF     AMOUNT AND      PERCENT OF  AMOUNT AND NATURE   PERCENT OF
                                       OF BENEFICIAL     COMMON        NATURE OF      DEPOSITARY    OF BENEFICIAL    CONVERTIBLE
                                        OWNERSHIP        STOCK         BENEFICIAL       SHARES      OWNERSHIP OF   PREFERRED STOCK
                                        OF COMMON     BENEFICIALLY    OWNERSHIP OF   BENEFICIALLY    CONVERTIBLE     BENEFICIALLY
      NAME                             STOCK(1)(2)       OWNED(2)  DEPOSITARY SHARES    OWNED      PREFERRED STOCK      OWNED
-----------------------------------------------------------------------------------------------------------------------------------
Carlyle Stockholders                   7,178,855(3)      42.44%                                      45,000               100%

Wisconsin Investment Board(4)            887,950          9.70%

Dimension Fund Advisors Inc.(5)          513,300          5.61%

Michael A. Roth & Brian J. Stark (6)     553,400          5.75%

Daniel A. D'Aniello(7)                         0            -

Philip B. Dolan(7)                             0            -

E. Martin Gibson                           9,101            *             5,000           *

James C. McGill (8)                       23,838            *             1,000           *

Robert F. Pugliese                         2,605            *

James D. Watkins                           2,605            *

Robert B. Sheh(9)                        114,149          1.12%

Franklin E. Coffman                       36,052            *             1,000           *

Anthony J. DeLuca                         80,465            *

James G. Kirk                              1,325            *

James R. Mahoney                          73,987            *

Raymond J. Pompe                          53,300            *

All directors and executive              283,278          2.88%
officers as a group (11
persons)(10)


    * Less than 1%

(1) The number of shares of the Common Stock beneficially owned includes shares of the Common Stock in which the persons set forth in the table have either investment or voting power. Unless otherwise indicated, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power, subject to community property laws where applicable. The number of shares beneficially owned also includes shares that the following individuals have the right to acquire within sixty days of July 21, 1997 upon exercise of stock options (and conversion of Depositary Shares in the case of Messrs. Gibson, McGill and Coffman) in the following amounts: (i) 3,750 shares upon exercise of options and 5,351 shares upon conversion of the Depositary Shares as to Mr. Gibson, (ii) 6,250 shares upon exercise of options and 1,070 shares upon conversion of the Depositary Shares as to Mr. McGill, (iii) 103,125 shares upon exercise of options as to Mr. Sheh, (iv) 22,937 shares as to Mr. DeLuca, (v) 13,062 shares upon exercise of options and 1,070 shares upon conversion of Depositary Shares as to Mr. Coffman, (vi) 33,687 shares as to Mr. Mahoney,
    (vii) 14,062 shares as to Mr. Pompe and (viii) 1,325 shares as to Mr. Kirk.

(2) For the purposes of determining the number of shares of Common Stock beneficially owned as well as the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares is divided by the sum of the number of outstanding shares of the Common Stock on July 21, 1997 plus (i) the number of shares of Common Stock subject to options exercisable currently or within 60 days of July 21, 1997 by such person or group, (ii) shares of Common Stock into which persons who hold Depositary Shares or Convertible Preferred Stock may convert such security (or otherwise obtain Common Stock), and/or receive Common Stock upon exercise of Warrants, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended ("Rule 13d-3(d)(1)"). Depositary Shares may be converted at any time into Common Stock at the ratio of 1.0702 Shares of Common Stock for each Depositary Share. The Convertible Preferred Stock may be converted at any time into Common Stock at the ratio of 131.75 shares of Common Stock for each share of Convertible Preferred Stock (reflecting a conversion price of $7.59 per share of Convertible Preferred Stock).

(3) Represents shares of Common Stock issuable upon conversion of all shares of Convertible Preferred Stock and exercise of all Warrants held by the Carlyle Stockholders, which stockholders are comprised of the entities listed in the following sentence. The cumulative Carlyle Stockholders ownership figure represents (i) 1,781,965 shares beneficially owned by Carlyle Partners II, L.P., (ii) 81,357 shares beneficially owned by Carlyle Partners III, L.P., (iii) 1,504,210 shares beneficially owned by Carlyle International Partners II, L.P., (iv) 81,042 shares beneficially owned by Carlyle International III, L.P., (v) 338,682 shares beneficially owned by C/S International Partners, (vi) 1,907 shares beneficially owned by Carlyle Investment Group, L.P., (vii) 2,366,299 shares beneficially owned by Carlyle-IT International Partners, L.P., (viii) 79,765 shares beneficially owned by Carlyle-IT International Partners II, L.P., (ix) 748,520 shares beneficially owned by The State Board of Administration of the State of Florida (the "State Board") and (x) 195,107 shares beneficially owned by Carlyle-IT Partners, L.P. Carlyle Investment Management, L.L.C. acts as investment advisor and manager with authority and responsibility to invest certain assets of the State Board. Since Carlyle Investment Management, L.L.C. has the power to vote and dispose of all such shares owned by the State Board, it may be deemed to be the beneficial owner of such shares.
    TC Group, L.L.C. may be deemed to be the beneficial owner of 6,430,335 shares of Common Stock as the general partner of Carlyle Partners II, L.P., Carlyle Partner III, L.P., Carlyle Investment Group, L.P., and Carlyle-IT Partners, L.P., and as the managing general partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-IT International Partners, L.P., and Carlyle-IT International Partners II, L.P., TCG Holdings, L.L.C., as a member holding a controlling interest in TC Group, L.L.C., may be deemed to share all rights herein described belonging to TC Group, L.L.C.

    Furthermore, because certain managing members of TCG Holdings, L.L.C. are also managing members of Carlyle Investment Management, L.L.C., Carlyle Investment Management, L.L.C. may be deemed to be part of the Carlyle Stockholders and consequently, TCG Holdings, L.L.C. may be deemed the beneficial owner of the shares of Common Stock controlled by Carlyle Investment Management, L.L.C. The principal business address of TC Group, L.L.C. and TCG Holdings, L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington D.C. 20004. The principal business address of Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle Investment Group, L.P., Carlyle-IT Partners, L.P., and Carlyle Investment Management, L.L.C. is Delaware Trust Building, 900 Market Street, Suite 200, Wilmington, Delaware 19801. The principal business address of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-IT International Partners, L.P., and Carlyle-IT International Partners II, L.P. is Coutts & Co., P.O. Box 707, Cayman Islands, British West Indies.

(4) Such information is derived solely from a Schedule 13G filed by such beneficial owner with the SEC dated February 10, 1997. The address of the Wisconsin Investment Board set forth in its Schedule 13G is P.O. Box 7842, Madison, Wisconsin 53707.

(5) Such information is derived solely from a Schedule 13G dated February 5, 1997 filed by such beneficial owner with the SEC. The address of Dimensional Fund Advisors Inc. set forth in its Schedule 13G is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 513,300 shares of International Technology stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(6) Such information is derived solely from a Schedule 13G filed by such beneficial owners (filing as joint filers) with the SEC dated September 19, 1996. The address of the Michael A. Roth and Brian J. Stark set forth in their Schedule 13G is George J. Mazin Stark Investments, 150 West Market Street, Mequon, Wisconsin 53092. Shares beneficially owned by such filers include 469,741 shares beneficially owned by Reliant Trading upon the conversion of 438,928 shares of the Company's Depositary Shares and 83,659 shares beneficially owned by Shepherd Trading Limited upon the conversion of 78,172 shares of the Company's Depositary Shares.

(7) Mr. D'Aniello is a Managing Member of TCG Holdings, L.L.C. Mr. D'Aniello's interest in TCG Holdings, L.L.C. is not controlling and thus Mr. D'Aniello expressly disclaims any beneficial ownership in the Common Stock beneficially owned by TCG Holdings. Mr. Dolan is an employee of The Carlyle Group and holds no economic interest in either TC Group L.L.C. or TCG Holdings, L.L.C., and as such expressly disclaims any beneficial ownership in the Common Stock beneficially owned by any of the Carlyle Stockholders.

(8) Includes 1,000 shares of Common Stock and 1,000 Depositary Shares (convertible into 1,070 shares of Common Stock) owned by Mr. McGill's wife, as to which Mr. McGill has no voting or dispositive power, and 1,250 shares owned by McGill Resources, Inc., a company owned by Mr. McGill. Mr. McGill disclaims beneficial ownership of all such shares. Also includes 6,250 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of July 21, 1997.

(9) Mr. Sheh resigned as President and Chief Executive Officer and a director of the Company effective July 1, 1996, but will be treated as an employee of the Company through June 26, 1998. See "Employment Agreements and Termination of Employment Arrangements -- Sheh Agreements" in Item 11.

(10)Includes 95,073 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of July 31, 1997 and 7,000 Depositary Shares (convertible into 7,491 shares of Common Stock). Excludes shares owned by Robert B. Sheh, who resigned as President and Chief Executive Officer of the Company effective July 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    RELOCATION LOANS. In certain circumstances, the Company has granted and may in the future grant interest-free loans to executive officers, officers and certain other employees principally for real estate purchases in connection with company-initiated transfers to a new location. All loans are approved by the Compensation Committee and are secured by the principal residence of the individual. Mr. James R. Mahoney, Senior Vice President, entered into a relocation loan arrangement with the Company with an original principal amount of $200,000 and secured by a deed of trust on his personal residence.
The loan will remain interest free so long as Mr. Mahoney remains an employee. Beginning December 31, 1991 and on each December 31st thereafter until the due date of the loan, 5% of the original principal amount (to a maximum of 50% of the original principal amount) was scheduled to be forgiven by the Company, provided Mr. Mahoney remains employed by the Company. The loan to Mr. Mahoney is due and payable on December 31, 2000. Additionally, Mr. Mahoney has agreed to repay the remaining 50% of the original principal amount in installments related to the issuance of awards under the Company's incentive compensation plan. During the fiscal year ended March 28, 1997, (i) Mr. Mahoney repaid $10,000 of the loan, and (ii) the maximum amount owed by Mr. Mahoney to the Company under the loan was $140,000. As of March 28, 1997, the principal amount outstanding for Mr. Mahoney's loan was $122,451. The principal amount outstanding will be repaid upon completion of the sale of Mr. Mahoney's California residence and a new loan may be granted Mr. Mahoney to purchase a residence in the Washington, D.C. area in connection with the Company's relocation of its corporate headquarters as described below.

    In connection with the relocation and consolidation of the Company's corporate headquarters from Torrance, California to Pittsburgh, Pennsylvania, and other relocations occurring at approximately the same time, the Company is offering relocation assistance to a limited number of officers and key employees. Relocation assistance packages offered to these individuals involve three elements: 1) reimbursement of specific out-of-pocket relocation expenses, including travel, real estate brokerage commissions (up to a 6% maximum), and loan origination fees (up to a maximum of two points), 2) a loan to be used for the purchase of a new residence, and 3) a mobility allowance of between 15% and 30% of salary to provide relief from otherwise non-reimbursable expenses and as an incentive to move. Amounts paid to reimburse out-of-pocket expenses are "grossed-up" for tax purposes. The loans offered to relocating associates have ten year terms, are secured by the residence purchased, and do not bear interest as long as the associate stays with the Company. Five percent of the loan principal is required to be repaid annually by the associate and 5% will be forgiven annually by the Company for each year the associate remains with the Company. The loans are also due upon the sale of the residence purchased. Mr. DeLuca and Mr. Mahoney have been offered and they have stated their intention to accept, if necessary, relocation loans on such terms in amounts of the lesser of 20% of the purchase price of their respective residences or $100,000. Mr. DeLuca and Mr. Mahoney will each receive a mobility allowance of 30% of salary in connection with their relocations to Pittsburgh and Washington, D.C., respectively. The Company expects that consolidation of the corporate headquarters will result in an annual cost savings which the Company expects will result in a "payback" of all relocation expenses in less than two years.

    CARLYLE FINANCIAL ADVISORY FEES. In connection with the Investment, the Company agreed to pay Carlyle (i) an annual financial advisory fee of $100,000, payable quarterly, and (ii) investment banking fees (equal to 1% of transaction value and reimbursement of reasonable out-of-pocket expenses) for investment banking services rendered to the Company. The Company paid no investment banking fees to Carlyle during fiscal year 1997.

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

    Directors and officers of the Company are covered under policies of directors' and officers' liability insurance. The directors and all officers serving the Company as Senior Vice President or in a higher position and certain other officers are parties to Indemnity Agreements (the "Indemnity Agreements"). The Indemnity Agreements provide indemnification for the directors and covered officers in the event the directors' and officers' liability insurance does not cover a particular claim for indemnification or if such a claim or claims exceed the limits of such coverage. The Indemnity Agreements are generally intended to provide indemnification for any amounts a director or covered officer is legally obligated to pay because of claims arising out of the director's or officer's service to the Company.

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

    The Investment agreements also contain additional provisions for the indemnification of Company directors and officers in certain circumstances. The Investment Agreement provides that the Company will indemnify, defend and hold harmless Carlyle, and its affiliates, directors, officers, advisors, employees and agents to the fullest extent lawful from and against all demands, losses, damages, penalties, claims, liabilities, obligations, actions, causes of action and reasonable expenses ("Losses") arising out of the Investment Agreement or the related transactions or arising by reason of or resulting from the breach of any representation, warranty, covenant or agreement of the Company contained in the Investment Agreement for the period for which such representation or warranty survives; provided, however, that the Company does not have any liability to indemnify Carlyle with respect to Losses arising from the bad faith or gross negligence of the Carlyle indemnified party.

    The Investment agreements also provide that Carlyle will indemnify, defend and hold harmless the Company, its affiliates, directors, officers, advisors, employees and agents from and against all Losses arising out of the breach of any representation, warranty, covenant or agreement of Carlyle contained in the Investment Agreement for the period for which such representation or warranty survives; provided, however, that Carlyle does not have any liability to indemnify the Company with respect to Losses arising from the bad faith or gross negligence of the Company indemnified party.

    The Investment agreements provide that no claim may be made against an indemnifying party for indemnification until the aggregate dollar amount of all Losses exceeds $1,500,000 and the indemnification obligations of the respective parties shall be effective only until the dollar amount paid in respect of the Losses indemnified against aggregates to an amount equal to $45,000,000.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended March 28, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized in Monroeville, Pennsylvania on the 28th day of July, 1997.

                             INTERNATIONAL TECHNOLOGY CORPORATION

                             By:   /s/ Anthony J. DeLuca
                                --------------------------------------------
                                Anthony J. DeLuca
                                President and Chief Executive Officer