Form 10-Q
period 1997-06-27
INTERNATIONAL TECHNOLOGY CORP
filed 1997-08-11
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   --------
                                   FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 27, 1997
                                       OR

[   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________TO__________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X...  No .....

At July 31, 1997 the registrant had issued and outstanding an aggregate of 9,740,304 shares of its common stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 27, 1997




PART I.   FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of June 27, 1997 (unaudited) and
                    March 28, 1997.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the First Fiscal Quarters ended
                    June 27, 1997 and June 28, 1996 (unaudited).                                             4

                    Condensed Consolidated Statements of Cash Flows
                    for the First Fiscal Quarters ended June 27, 1997
                    and June 28, 1996 (unaudited).                                                           5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                                6-8

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                        9-18


PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                       19

         Item 6.    Exhibits and Reports on Form 8-K.                                                       20

                    Signatures                                                                              21

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               June 27,        March 28,
                                                                                                 1997            1997
                                                                                               --------        ---------
                                                                                             (Unaudited)
                         ASSETS                                                                      (In thousands)
Current assets:
         Cash and cash equivalents                                                              $ 64,277        $ 78,897
         Receivables, net                                                                        109,685         108,207
         Prepaid expenses and other current assets                                                 4,120           4,077
         Deferred income taxes                                                                    11,324          11,324
                                                                                                --------        --------
              Total current assets                                                               189,406         202,505
Property, plant and equipment, at cost:
         Land and land improvements                                                                  691           1,330
         Buildings and leasehold improvements                                                      7,842           9,232
         Machinery and equipment                                                                 133,761         140,630
                                                                                                --------        --------
                                                                                                 142,294         151,192
              Less accumulated depreciation and amortization                                     101,319         106,891
                                                                                                --------        --------
                   Net property, plant and equipment                                              40,975          44,301
Investment in Quanterra                                                                           16,300          16,300
Other assets                                                                                      50,551          39,377
Long-term assets of discontinued operations                                                       40,048          40,048
                                                                                                --------        --------
              Total assets                                                                      $337,280        $342,531
                                                                                                ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                          $ 36,415        $ 29,571
      Accrued liabilities                                                                         30,439          32,640
      Billings in excess of revenues                                                               3,561           7,227
      Short-term debt, including current portion of long-term debt                                 5,607           5,343
      Net current liabilities of discontinued operations                                          17,846          17,019
                                                                                                --------        --------
                  Total current liabilities                                                       93,868          91,800
Long-term debt                                                                                    65,608          65,874
Long-term accrued liabilities of discontinued operations, net                                      5,970           9,280
Other long-term accrued liabilities                                                                6,735           6,724
Commitments and contingencies
Stockholders' equity:
         Preferred stock, $100 par value; 180,000 shares authorized:
                  7% cumulative convertible exchangeable, 20,556 shares issued
                           and outstanding                                                         2,056           2,056
                  6% cumulative convertible participating, 45,000 shares
                           issued and outstanding                                                  4,267           4,204
         Common stock, $.01 par value; 50,000,000 shares authorized;
                  9,741,715 and 9,738,375 shares issued and outstanding, respectively                 97              97
         Treasury stock at cost, 8,078 and 6,208 shares, respectively                                (74)            (74)
         Additional paid-in capital                                                              244,917         244,287
         Deficit                                                                                 (86,164)        (81,717)
                                                                                                --------        --------
                  Total stockholders' equity                                                     165,099         168,853
                                                                                                --------        --------
                  Total liabilities and stockholders' equity                                    $337,280        $342,531
                                                                                                ========        ========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                   First fiscal quarter ended
                                                                                  -------------------------------
                                                                                  June 27,               June 28,
                                                                                    1997                   1996
                                                                                  --------               --------
                                                                                           (Unaudited)
Revenues                                                                           $98,181               $81,416
Cost and expenses:
      Cost of revenues                                                              86,757                73,637
      Selling, general and administrative expenses                                   7,419                 9,080
      Special charges                                                                4,611                     -
                                                                                   --------              --------
Operating loss                                                                        (606)               (1,301)
Interest, net                                                                       (1,028)               (1,356)
                                                                                   --------              --------
Loss before income taxes                                                            (1,634)               (2,657)
(Provision) benefit for income taxes                                                (1,280)                1,116
                                                                                   --------              --------
Net loss                                                                            (2,914)               (1,541)
Less preferred stock dividends                                                      (1,533)               (1,050)
                                                                                   --------              --------
Net loss applicable to common stock                                                $(4,447)              $(2,591)
                                                                                   ========              ========
Net loss per share                                                                 $  (.46)              $  (.28)
                                                                                   ========              ========

                            See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                First fiscal quarter ended
                                                                                                --------------------------
                                                                                                 June 27,        June 28,
                                                                                                   1997            1996
                                                                                                ---------       ----------
                                                                                                        (Unaudited)
                                                                                                                  C>
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                   $ (2,914)        $(1,541)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
           Depreciation and amortization                                                            3,009           4,027
           Loss on disposal of remediation business                                                 1,800               -
           Minority interest in subsidiary                                                             50               -
           Deferred income taxes                                                                    1,280          (1,225)
      Changes in assets and liabilities, net of effects
      from acquisitions and dispositions of business
           (Increase) decrease in receivables, net                                                 (6,522)         13,985
           Increase in prepaid expenses and other current assets                                     (265)           (323)
           Increase (decrease) in accounts payable                                                  7,645          (3,769)
           Decrease in accrued liabilities                                                         (2,440)           (878)
           Decrease in billings in excess of revenues                                              (3,683)           (982)
           Decrease in other long-term accrued liabilities                                            (39)           (101)
                                                                                                 --------         -------
      Net cash (used for) provided by operating activities                                         (2,079)          9,193
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of remediation business                                             2,800               -
      Acquisition of business                                                                      (1,250)              -
      Capital expenditures                                                                         (1,025)           (592)
      Investment in Quanterra                                                                            -           (475)
      Cash on deposit as collateral                                                                (9,794)         (3,977)
      Other, net                                                                                      275            (148)
      Investment activities of discontinued operations                                             (2,633)         (2,293)
                                                                                                 --------         -------
      Net cash used for investing activities                                                      (11,627)         (7,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term borrowings                                                              (15)            (57)
      Dividends paid on preferred stock                                                              (899)         (1,050)
      Issuances of common stock                                                                          -             10
                                                                                                 --------         -------
      Net cash used for financing activities                                                         (914)         (1,097)
                                                                                                 --------         -------
Net (decrease) increase in cash and cash equivalents                                              (14,620)            611
Cash and cash equivalents at beginning of period                                                   78,897          24,493
                                                                                                 --------         -------
Cash and cash equivalents at end of period                                                       $ 64,277         $25,104
                                                                                                 ========         =======

                            See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter ended June 27, 1997, pursuant to the rules of the Securities and Exchange Commission. The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

      These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. The results of operations for the fiscal period ended June 27, 1997 are not necessarily indicative of the results for the full fiscal year.

2. Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of outstanding common shares during each period as follows:


                                                                                      Average
                              First Fiscal quarter ended                     common shares outstanding
                              --------------------------                     -------------------------
                               June 27, 1997                                          9,741,715
                               June 28, 1996                                          9,150,459


      Common stock equivalents relate to dilutive stock options. For all periods presented, the computation of net loss per share, assuming conversion into common shares of the Company's preferred stock and common stock equivalents is antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for the first fiscal quarters of 1998 and 1997 is not expected to be materially different.

3. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of June 27, 1997, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1995, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefit of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At June 27, 1997, the Company's condensed consolidated balance sheet included accrued

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                  (Unaudited)

      liabilities of $23,816,000 to complete the closure and related post-closure of its inactive disposal sites and related matters, net of certain trust fund and annuity investments restricted to closure and post-closure use.

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

4. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 28, 1997; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

5. Unbilled receivables of $21,011,000 at June 27, 1997 ($20,287,000 at March 28, 1997) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Included in unbilled receivables at June 27, 1997 is approximately $9,200,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation. Remedies which the government could pursue include damages, penalties, and forfeiture of all or part of the Company's claim. The Company is currently engaged in settlement discussions concerning this matter.

6. The special charges for the fiscal quarter ended June 27, 1997 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation locates corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000.

      In May 1997, the Company incurred a non-cash charge of $1,800,000 to sell its unprofitable California based small projects remediation services business.

7. At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45,000,000 investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share. The net proceeds to IT (after related offering costs of $4,391,000) from the Carlyle Investment were $40,609,000.

      The Convertible Preferred Stock and warrants may at any time, at the option of Carlyle, be converted into IT common shares. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. Carlyle presently owns approximately 38% of the voting power of the Company , and assuming the conversion of all of the Convertible Preferred Stock into IT common stock and the exercise of all of the warrants, would own approximately 43% of the voting power of the Company.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                  (Unaudited)


      The terms of the Convertible Preferred Stock provide that, to November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

      The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company's 7% Preferred Stock and prior to the Company's common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends will be payable in the first year, dividends will be paid quarterly in kind for the second year at the rate of 3% per annum. Thereafter, dividends will be paid quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

8. For the first quarter ended June 27, 1997, the Company recorded an income tax provision of $1,280,000. This tax provision reflects a 43% tax rate on income excluding special charges of $4,611,000. The income tax benefit related to the special charge was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the first quarter special charges.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                        FOR QUARTER ENDED JUNE 27, 1997

RESULTS OF OPERATIONS

OVERVIEW

The Company provides a full range of technology-driven, value-added consulting, engineering and construction capabilities through a network of more than 40 offices in the U.S. and selected international locations. The Company's business strategy is to be a global provider of environmental solutions to both government and private industry clients. Turnkey capabilities include information management, risk assessment, air quality management, pollution prevention and waste minimization, construction and remediation, land-use planning, decontamination and decommissioning, design/build, wastewater treatment and facility operation and maintenance.

REVENUES

Revenues for the first quarter of fiscal year 1998 increased 20.6% to $98,181,000, compared to revenues of $81,416,000 reported in the first quarter of fiscal year 1997. This revenue growth is primarily attributable to the historical low level of revenue reported in the first quarter of the prior year due to the federal budget uncertainties that reduced funding in late fiscal year 1996 and early fiscal year 1997. Although revenues are expected to modestly increase from the first quarter levels over time, the impact of the generally weak demand in both the governmental and commercial markets is expected to restrict revenue growth in the near term, exclusive of the revenue of acquired businesses. The Company is actively exploring such acquisitions (see Financial Condition). The Company took an initial step in this strategy by making a 50.1% majority investment in Chi Mei Entech/Scientech, Ltd., a Taiwan-based wastewater treatment design/build firm in November 1996. The consolidated revenues of the Company in the quarter ended June 27, 1997, include approximately $3,100,000 of revenue from this firm. In May 1997, the Company acquired PHR Environmental Consultants, Inc., a niche company that provides environmental historical research and investigation.

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the first fiscal quarters ended June 27, 1997 and June 28, 1996 is outlined in the table below:

                                                          FISCAL QUARTER ENDED
                                                       --------------------------
                                                       JUNE 27,          JUNE 28,
                                                         1997              1996
                                                       --------          --------
         U.S. Department of Defense (DOD).............    45%               46%
         U.S. Department of Energy (DOE)..............    10                14
         Other federal agencies.......................     2                 2
                                                          --                --
                                                          57                62

         State and local governments..................     6                 6
                                                          --                --
         Total........................................    63%               68%
                                                          ==                ==

                      INTERNATIONAL TECHNOLOGY CORPORATION

During the quarter ended June 27, 1997 DOD revenues of $44,041,000 were $6,701,000 higher than the first quarter of the prior year. This increase is primarily due to consistent funding of the Company's DOD indefinite delivery order programs during the second half of fiscal year 1997 and the reduced funding experienced during the later part of fiscal year 1996 when disputes over the federal budget approval caused delays in government-sponsored cleanup programs, resulting from delays in the authorization of the federal budget. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts, which are primarily related to remedial action work. In addition, management believes future revenues from the DOE will increase due to an expected transition by the DOE from study and design to field remediation and because of the Company's favorable experience in winning and executing similar work for the DOD.

The Company's revenues from commercial clients and international operations were $35,956,000 for the quarter ended June 27, 1997. This is an increase of $9,821,000 from the prior year first quarter. The Company believes that this increase reflects its strategy to pursue targeted commercial industry opportunities including those in the chemical industry and expansion into selected international markets.

Revenue growth from the commercial sector could be restricted in the near term partly due to increased emphasis by commercial clients on cost-effective solutions and partly due to commercial clients delaying certain work until final Congressional action is taken on the reauthorization of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led commercial clients to delay projects as well. Contemplated changes in regulations could further decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available.

A portion of IT's revenues (approximately 6% in the first quarter of fiscal year
1998) continue to be derived from large, complex thermal remediation contracts utilizing the Company's Hybrid Thermal Treatment System(R) (HTTS(R)) incineration technology. Incineration as a remedy under the CERCLA continues to come under legislative and regulatory pressures as well as commercial pressures due to its relatively high cost. If the Company is unable to permit and use thermal treatment on future remediation projects in the United States due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, such as foreign installations. In July 1997, the Company announced the formation of a 50/50 joint venture with KOHAP Group, a South Korean diversified multinational company. The joint venture company, KOHAP-IT, expects its first major project to involve the design, supply, construction and start-up of an incineration facility that will utilize IT's HTTS technology and equipment. The Company will continue to seek alternative uses similar to the anticipated KOHAP-IT project in South Korea. If the KOHAP-IT project is not executed and additional opportunities are not found or are uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. The Company's backlog of contracts which utilize HTTS equipment was approximately $4,400,000 at June 27, 1997. This backlog will be completed during the next three to six months. At June 27, 1997, IT's HTTS equipment had a net book value of approximately $10,400,000.

The Company's total contract backlog at June 27, 1997 was approximately $1,153,000,000 of which approximately $780,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

                      INTERNATIONAL TECHNOLOGY CORPORATION

GROSS MARGIN

Gross margin percentage for the first quarter of fiscal year 1998 increased to 11.6% of revenues from 9.6% of revenues for the corresponding period of the prior fiscal year. Gross margin continued to improve in the first quarter as overhead costs were reduced due to organizational streamlining resulting from the corporate restructuring in the second quarter of fiscal year 1997. Gross margin also improved as a result of spreading fixed overhead costs over higher revenue levels. In the near term, the Company expects to continue to maintain the improved gross margins of the past nine months. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses of $7,419,000 for the first quarter of fiscal year 1998 were $1,661,000 or 18.3% lower than the prior year level primarily due to the favorable impact of the corporate restructuring initiated in the second fiscal quarter of 1997. The recent selling, general and administrative expense trends are expected to continue to reflect additional cost reductions.


SPECIAL CHARGES

The special charges for the fiscal quarter ended June 27, 1997 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of the Company's California based small project remediation services business. The relocation of IT's headquarters, which the Company believes will further reduce overhead, has enabled the Company to integrate and consolidate management and corporate functions into the Company's largest facility. It also locates IT's headquarters closer to its key constituencies, including major shareholders, lenders and investment and client communities. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000; however the Company expects this relocation will result in reduced lease expense and labor cost.

In May 1997, the Company incurred a non-cash charge of $1,800,000 to sell its unprofitable California based small projects remediation services business.


INTEREST, NET

For the first quarter of fiscal year 1998, net interest expense represented 1.0% of revenues compared to the 1.7% of revenues reported in the first quarter of fiscal year 1997. The lower first quarter net interest expense level compared to a year ago is due principally to an increased level of cash and cash equivalents, as a result of the Carlyle Investment, generating more interest income.


INCOME TAXES

For the first fiscal quarter ended June 27, 1997, the Company recorded an income tax provision of $1,280,000. This tax provision reflects a 43% tax rate on income excluding special charges of $4,611,000. The income tax benefit related to the special charge was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the first quarter special charges.

                      INTERNATIONAL TECHNOLOGY CORPORATION

Management expects that its future taxable income and the use of tax-planning strategies will more likely than not allow the Company to fully realize its deferred tax asset of $30,836,000 (net of a valuation allowance of $11,297,000). The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

DIVIDENDS

Dividends for the quarter ended June 27, 1997 include cash dividends of $899,000 on the Company's outstanding depositary shares (each representing 1/100 of a share of the Company's 7% Convertible Exchangeable Preferred Stock) and a non-cash imputed dividend of $634,000 on the Cumulative Convertible Participating Preferred Stock (Convertible Preferred Stock) purchased by the Carlyle Group in November 1996 (The "Carlyle Investment"). Imputed dividends are based on a market value adjustment and will not result in cash being paid or additional stock being issued. During the first two years ended November 21, 1998 in which the Convertible Preferred Stock is outstanding the stated annual cash dividends are 0% and the stock dividends are 3%, respectively; thereafter cash dividends will be calculated and presented in the statement of operations at a rate of approximately 6% per annum.

                      INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital at June 27, 1997 was $95,538,000 which is a decrease of $15,167,000 from March 28, 1997 principally due to the Company placing $9,794,000 cash on deposit as additional collateral for its lending arrangements. The current ratio at June 27, 1997 was 2.02:1 which compares to 2.21:1 at March 28, 1997.

Cash used by operating activities for the first quarter of fiscal year 1998 totaled $2,079,000 compared to $9,193,000 provided by operating activities in the prior year first quarter primarily due to the increase in accounts receivable resulting from the increase in revenues. Capital expenditures of $1,025,000 for the current first fiscal quarter were $433,000 greater than the prior fiscal year principally due to increased revenues, however management believes capital expenditures for fiscal year 1998 will be approximately the same as the $3,400,000 spent during fiscal year 1997, excluding any business acquisitions. Additionally in May 1997, the Company acquired PHR Environmental Consultants, Inc., a niche company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,250,000. Also in May 1997, the Company sold its California based remediation services business and received an initial payment of $2,800,000.

The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed an additional $2,500,000 to Quanterra, of which $475,000 was paid in each of March, April and July 1996 and $1,075,000 was paid in December 1996, completing the commitment. Additionally, in the third fiscal quarter of fiscal 1997, the Company made a one-time $1,300,000 contribution to Quanterra in the form of work performed related to the decommissioning/closure of a Quanterra laboratory facility. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Although Quanterra has experienced net losses in the past several years, the level of net loss has decreased over the past several quarters, and Quanterra has recently produced break-even operations. The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the June 27, 1997 condensed consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

On October 25, 1995, the Company executed a combined $125,000,000 financing which includes $65,000,000 of senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, financial ratio and net worth covenants, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years. In addition, the financing includes certain other restrictive covenants, including prohibitions on the payment of cash dividends on common stock (and, if the Company is in default under the financing agreement, on the preferred stock) and on the repurchase of stock other than to fund IT's compensation plans, limitations on capital expenditures, the incurrence of other debt and the purchase or sale of assets and a negative pledge on substantially all of the Company's assets not pledged to the facilities. The Company is presently in compliance with its covenants and has no outstanding cash advances under the credit line. During the third quarter of fiscal year 1997, the Company negotiated amendments to its lending arrangements to provide enhanced flexibility in the Company's operations in conjunction with the Carlyle Investment (see below). Among other things, the changes modify certain financial covenants, permit the Carlyle Investment and the payment of dividends on such investment, increase the Company's allowable debt and permit proceeds from borrowings to be used to finance acquisitions in certain circumstances, and increase the cost of the senior secured notes and credit line based upon certain leverage thresholds.

During the first fiscal quarter ended June 27, 1997, the Company was required to maintain cash on deposit with its credit providers, due to the Company's borrowing base being insufficient to cover the collateral required for the $65,000,000 senior notes and the outstanding letters of credit. The Company believes this insufficiency was primarily the result of improved cash collections, which reduced the amount of its accounts receivable, which are the principal component of the borrowing base. At June 27, 1997 the Company had cash collateral on deposit with its lenders of $9,794,000, which bears interest for the Company. The Company's mid July updated borrowing base calculation and the release of certain financial assurance letters of credit resulted in a reduction in cash collateral on deposit to $5,610,000.

                      INTERNATIONAL TECHNOLOGY CORPORATION

In aggregate, at June 27, 1997, letters of credit totaling approximately $20,100,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's bank line of credit. Subsequent to June 27, 1997 letters of credit outstanding for financial assurance were reduced by $4,000,000. The Company had invested cash of approximately $69,000,000 on June 27,1997 including the cash on deposit as collateral.

The Company has total bonding capacity of $135,000,000 at present, of which approximately $104,000,000 is currently being utilized. The Company's bonding lines generally require 5-10% collateral in the form of letters of credit.

On February 6, 1996, the Company announced that it had retained an investment banking firm and a consultant to advise it on ways to actively participate in the current environmental management industry consolidation, with the ultimate goal of maximizing shareholder value. As a result of this effort, at the November 20 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the Carlyle Investment).

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), preferred dividend obligations and contingent liabilities. As a result of the completion of the Carlyle Investment, the Company's current liquidity position is expected to be sufficient to meet foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.


TRANSPORTATION, TREATMENT AND DISPOSAL DISCONTINUED OPERATION

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

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The DTSC continues to consider comments by the Company, and by other interested parties supporting alternative plans, and it is uncertain what plan DTSC may ultimately approve. The Company expects a plan and all necessary permits to be approved in mid-fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if

                      INTERNATIONAL TECHNOLOGY CORPORATION
implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company. Pending approval of a closure plan, the Company has requested permission, and the DTSC has agreed through the amendment of a previously issued consent order, to allow the Company to promptly excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure costs at March 1, 1997 (which could be subject to increase at a later time as a result of regulatory requirements) in the form of a corporate guarantee of approximately $14,900,000, letters of credit totaling approximately $6,700,000 and a trust fund containing approximately $12,200,000, and has purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs. Subsequent to June 27, 1997, the Company's outstanding letters of credit for financial assurance were reduced by $4,000,000 as a result of closure progress and the improved financial condition of the Company as measured by the regulations of the DTSC. This has resulted in a modification in the methods by which financial assurance is provided such that IT now posts a corporate guarantee of $18,000,000, letters of credit totaling $2,700,000 and a trust fund containing $13,300,000.

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, completion of negotiations regarding specific site closure and post-closure plans with DTSC, USEPA, the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Such closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different from those in the plans developed by the Company or if there are additional delays in the closure plan approval process. Certain revisions to the closure procedures could also result in impairment of the residual land values attributed to certain of the sites.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at June 27, 1997 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. This review is proceeding and initially recommends, on a non-binding basis, strategies for limiting growth in the area. Ultimately, if the developers' plans change or the developers are unable to obtain entitlements, the carrying value of this property could be significantly impaired. With regard to this property or any of the

                      INTERNATIONAL TECHNOLOGY CORPORATION
other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs under CERCLA with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, and as such, faced joint and several liabilities for the cost to investigate and clean up this site. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the hazardous wastes disposed of at the site, and the Company was also served with lawsuits brought by members of a group of PRPs (the Steering Committee). The Company has not been named as a defendant in any of the several personal injury and property damage lawsuits brought by area residents.

In October 1995, the Company and the USEPA agreed to a settlement of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site pursuant to which the Company paid $5,400,000 to the USEPA. While resolving the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees. The settlement does not include a release of liability for future or final OII remedies. In September 1996, the USEPA released a final record of decision selecting the final remedy for the site. Response costs for the final remedy are estimated by USEPA to be approximately $161,800,000. The Company believes that this estimate does not take into account the benefits of certain work to be performed under the previous consent decrees and therefore substantially overstates the remaining cost.

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

Additional PRPs, consisting primarily of known waste generators, were subsequently served with an amended RAO by the DTSC. IT and these other PRPs (the PRP group) further investigated the nature and extent of any subsurface contamination

                      INTERNATIONAL TECHNOLOGY CORPORATION
beneath the site and beyond its borders. The PRP group submitted Remedial Investigation and Feasibility Study (RI/FS) reports which were accepted by the DTSC. The studies indicate that groundwater quality impact is not affecting drinking water supplies and is not attributable solely to the portion of the site previously operated by IT's predecessor.

In July 1993, the Company, along with the other PRPs at the site, was issued a revised RAO and Imminent and Substantial Endangerment Order that restated previous RAOs and directed all previously named PRPs to undertake specific additional tasks including the closure of the municipal landfill.

After a period of public review and comment, in June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate. As part of the RAP, the DTSC also advised the PRP group of its position that both the group and the current owner/operators are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000.

The Company and the PRP group have initiated litigation challenging the final RAP, and the ultimate outcome of the litigation and any other available remedies cannot be predicted at this time.

The PRP group has also filed an application with the appropriate RWQCB for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative. The DTSC has advised the PRP group that if, at some point, the RWQCB designates all or part of the site as a containment zone, DTSC will work with the PRPs to either amend or modify the final RAP as appropriate. The DTSC has advised, in response to the Respondents Group's legal challenge to the RAP, that compliance with remedial design and other requirements of the RAP would be deferred until at least April, 1998, to allow the RWQCB time to evaluate the Respondents Group containment zone application.

In the final RAP the DTSC also assigned the Company and the other members of the PRP group collective responsibility for 50% of the site's response costs. Although the DTSC's allocation of responsibility is not binding except in very limited circumstances, the PRP group continues to believe that the current owner/operators should pay a larger portion of the site's response costs and the Company is attempting to continue to cooperate with the generators and other members of the PRP group to affect an appropriate allocation of responsibility for site costs.

The PRP group has initiated litigation against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The current owner/operators also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. The current owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

Failure of the PRP group to affect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which could have a material adverse effect on the Company's consolidated financial condition.

                      INTERNATIONAL TECHNOLOGY CORPORATION

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

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future are forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of the above and other factors including projected financial results, funding of backlog, the effects of the Company's restructuring and industry-wide market factors.

                                    PART II

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 1.
LEGAL PROCEEDINGS.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. For current developments in the Helen Kramer matter, please see Note 5 to the Condensed Consolidated Financial Statements in this report. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


                 Exhibit No.               Description
                 -----------    ------------------------------------------

                 27             1.  Financial Data Schedule for the quarter
                                    ended June 27, 1997.

                 ________________

          (b)    Reports on Form 8-K

                 1. Current report on Form 8-K, dated June 19, 1997, reporting under Item 5 relating to the completion of the relocation of registrant's principal executive office to Monroeville, Pennsylvania.

                      INTERNATIONAL TECHNOLOGY CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
           (Registrant)




          ANTHONY J. DELUCA                              August 11, 1997
--------------------------------------                ---------------------
          Anthony J. DeLuca
President and Chief Executive Officer
     and Duly Authorized Officer





         HARRY J. SOOSE, JR.                             August 11, 1997
--------------------------------------                ---------------------
         Harry J. Soose, Jr.
      Vice President, Finance and
     Principal Accounting Officer