Form 10-Q
period 1997-09-26
INTERNATIONAL TECHNOLOGY CORP
filed 1997-11-10
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 26, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

At October 31, 1997 the registrant had issued and outstanding an aggregate of 9,733,288 shares of its common stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 26, 1997

PART I.   FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of September 26, 1997 (unaudited) and
                    March 28, 1997.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the Fiscal Quarter and Two Fiscal Quarters ended
                    September 26, 1997 and September 27, 1996 (unaudited).                                   4

                    Condensed Consolidated Statements of Cash Flows
                    for the Two Fiscal Quarters ended September 26, 1997
                    and September 27, 1996 (unaudited).                                                      5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                                6-8

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                        9-18

PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                                      19

         Item 5.    Other Information.                                                                      20

         Item 6.    Exhibits and Reports on Form 8-K.                                                       21

                    Signatures                                                                              22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                      INTERNATIONAL TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 26,            March 28,
                                                                             1997                   1997
                                                                         -------------            ---------
                                                                          (Unaudited)
                            ASSETS                                                   (In thousands)

Current assets:
     Cash and cash equivalents                                             $ 62,247                $ 78,897
     Receivables, net                                                       120,836                 108,207
     Prepaid expenses and other current assets                                3,949                   4,077
     Deferred income taxes                                                   10,286                  11,324
                                                                           --------                --------
        Total current assets                                                197,318                 202,505
Property, plant and equipment, at cost:
     Land and land improvements                                                 693                   1,330
     Buildings and leasehold improvements                                     7,878                   9,232
     Machinery and equipment                                                132,047                 140,630
                                                                           --------                --------
                                                                            140,618                 151,192
        Less accumulated depreciation and amortization                      100,024                 106,891
                                                                           --------               ---------
             Net property, plant and equipment                               40,594                  44,301
Investment in Quanterra                                                      16,300                  16,300
Other assets                                                                 42,791                  39,377
Long-term assets of discontinued operations                                  40,048                  40,048
                                                                           --------               ---------
             Total assets                                                  $337,051                $342,531
                                                                           ========                ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $ 38,757                $ 29,571
     Accrued liabilities                                                     33,726                  32,640
     Billings in excess of revenues                                           1,957                   7,227
     Short-term debt, including current portion of long-term debt             3,820                   5,343
     Net current liabilities of discontinued operations                      17,000                  17,019
                                                                           --------                --------
             Total current liabilities                                       95,260                  91,800
Long-term debt                                                               65,711                  65,874
Long-term accrued liabilities of discontinued operations, net                 2,349                   9,280
Other long-term accrued liabilities                                           7,464                   6,724
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 shares
             issued and outstanding                                           2,056                   2,056
         6% cumulative convertible participating, 45,000 shares
             issued and outstanding                                           4,330                   4,204
     Common stock, $.01 par value; 50,000,000 shares authorized;
         9,734,233 and 9,738,375 shares issued and outstanding,
         respectively                                                            97                      97
     Treasury stock at cost, 8,078 and 6,208 shares, respectively               (74)                    (74)
     Additional paid-in capital                                             245,551                 244,287
     Deficit                                                                (85,693)                (81,717)
                                                                           --------                --------
             Total stockholders' equity                                     166,267                 168,853
                                                                           --------                --------
             Total liabilities and stockholders' equity                    $337,051                $342,531
                                                                           ========                ========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                              Fiscal quarter ended                Two fiscal quarters ended
                                                         -------------------------------       -------------------------------
                                                         September 26,     September 27,       September 26,     September 27,
                                                             1997              1996                1997              1996
                                                         -------------     -------------       -------------     -------------
                                                                                      (Unaudited)
Revenues                                                   $ 102,840         $ 92,490            $ 201,021         $ 173,906
Cost and expenses:
     Cost of revenues                                         91,428           83,351              178,185           156,988
     Selling, general and administrative expenses              6,919            8,633               14,338            17,713
     Special charges                                               -            8,403                4,611             8,403
                                                           ---------         ---------           ---------         ----------
Operating income (loss)                                        4,493           (7,897)               3,887            (9,198)
Interest, net                                                 (1,121)          (1,303)              (2,149)           (2,659)
                                                           ---------         ---------           ---------         ----------
Income (loss) before income taxes                              3,372           (9,200)               1,738           (11,857)
(Provision) benefit for income taxes                          (1,450)             310               (2,730)            1,426
                                                           ---------         ---------           ---------         ----------
Net income (loss)                                              1,922           (8,890)                (992)          (10,431)
Less preferred stock dividends                                (1,537)          (1,050)              (3,070)           (2,100)
                                                           ---------        ---------            ---------         ----------
Net income (loss) applicable to common stock               $     385        $  (9,940)           $  (4,062)        $ (12,531)
                                                           =========        =========            =========         ==========

Net income (loss) per share                                $     .04        $   (1.09)           $    (.42)        $   (1.37)
                                                           =========        =========            =========         ==========


                            See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Two fiscal quarters ended
                                                                                    -----------------------------------
                                                                                    September 26,         September 27,
                                                                                        1997                  1996
                                                                                    -------------         -------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $   (992)              $ (10,431)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Depreciation and amortization                                                 5,058                   7,868
         Loss on disposal of remediation business                                      1,800                       -
         Minority interest in subsidiary                                                 130                       -
         Deferred income taxes                                                         2,419                  (1,644)
     Changes in assets and liabilities, net of effects
     from acquisitions and dispositions of business
         (Increase) decrease in receivables, net                                     (14,078)                 16,217
         Decrease in prepaid expenses and other current assets                           105                     458
         Increase in accounts payable                                                  9,281                   4,095
         Increase in accrued liabilities                                                 459                   3,064
         Decrease in billings in excess of revenues                                   (5,287)                 (1,498)
         (Decrease) increase in other long-term accrued liabilities                     (175)                  1,354
                                                                                    --------               ---------
     Net cash (used for) provided by operating activities                             (1,280)                 19,483
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of remediation business                                 2,800                       -
     Acquisition of businesses                                                        (5,340)                      -
     Capital expenditures                                                             (1,954)                 (1,584)
     Investment in Quanterra                                                               -                    (950)
     Cash on deposit as collateral                                                         -                  (4,187)
     Other, net                                                                         (603)                    628
     Investment activities of discontinued operations                                 (7,100)                 (5,743)
                                                                                    --------               ---------
     Net cash used for investing activities                                           (12,197)               (11,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                               (2,274)                    (84)
     Dividends paid on preferred stock                                                  (899)                 (2,100)
     Issuances of common stock                                                             -                      20
                                                                                    --------               ---------
     Net cash used for financing activities                                           (3,173)                 (2,164)
                                                                                    --------               ---------
Net (decrease) increase in cash and cash equivalents                                 (16,650)                  5,483
Cash and cash equivalents at beginning of period                                      78,897                  24,493
                                                                                    --------               ---------
Cash and cash equivalents at end of period                                          $ 62,247               $  29,976
                                                                                    ========               =========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter ended September 26, 1997, pursuant to the rules of the Securities and Exchange Commission. The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

         These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. The results of operations for the fiscal period ended September 26, 1997 are not necessarily indicative of the results for the full fiscal year.

2.       Net income (loss) per common share is computed by dividing net income
         (loss) applicable to common stock by the weighted average number of outstanding common shares during each period as follows:

                                                                                    Average
                              Fiscal quarter ended                          common shares outstanding
                              --------------------------                    -------------------------
                               September 26, 1997                                   9,739,755
                               September 27, 1996                                   9,101,267

                                                                                    Average
                              Two fiscal quarters ended                     common shares outstanding
                              -------------------------                     -------------------------
                               September 26, 1997                                    9,740,735
                               September 27, 1996                                    9,125,863


         Common stock equivalents which are stock options are not included in the computation because their effect is not material. For all periods presented, the computation of fully diluted net income (loss) per share, assuming conversion into common shares of the Company's preferred stock and common stock equivalents is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for the first two fiscal quarters of 1998 and 1997 is not expected to be material.

3. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of September 26, 1997, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1995, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                  (Unaudited)

         $160,192,000, net of income tax benefits of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At September 26, 1997, the Company's condensed consolidated balance sheet included accrued liabilities of $19,349,000 to complete the closure and related post-closure of its inactive disposal sites and related matters, net of certain trust fund and annuity investments legally restricted to closure and post-closure use.

         The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss has been currently evaluated in light of developments since the adoption of the divestiture plan and management believes the provision, as adjusted, is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

4. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 28, 1997; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the current developments in legal proceedings of the discontinued operations of the Company.

5. Unbilled receivables of $20,726,000 at September 26, 1997 ($20,287,000 at March 28, 1997) are included in accounts receivable. Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Included in unbilled receivables at September 26, 1997 is approximately $9,200,000 of claims related to the Helen Kramer project, which is subject to a governmental investigation. Remedies which the government could pursue include damages, penalties, and forfeiture of all or part of the Company's claim. The Company is currently engaged in settlement discussions concerning this matter and believes resolution will be achieved by the end of fiscal year 1998.

6. The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings-20 to 30 years, land improvements-3 to 20 years, and machinery and equipment-5 to 10 years. The Hybrid Thermal Treatment System(R) (HTTS(R)) transportable incineration units are generally depreciated on the basis of operating days. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

7. The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. In May 1997, the Company incurred a non-cash charge of $1,800,000 to sell its unprofitable California based small projects remediation services business.

         In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                  (Unaudited)

         of costs for other related items. At September 26, 1997, $1,750,000 of the charge remained to be paid.

8. At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45,000,000 investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share. The net proceeds to IT (after related offering costs of $4,391,000) from the Carlyle Investment were $40,609,000.

         The Convertible Preferred Stock and warrants may at any time, at the option of Carlyle, be converted into IT common shares. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. Carlyle presently owns approximately 38% of the voting power of the Company , and assuming the conversion of all of the Convertible Preferred Stock into Common Stock and the exercise of all of the warrants, Carlyle would own approximately 43% of the voting power of the Company. The terms of the Convertible Preferred Stock provide that, to November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

         The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company's 7% Preferred Stock and prior to the Company's common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends were payable in the first year. Dividends will be paid quarterly in kind for the second year at the rate of 3% per annum. Thereafter, dividends will be paid quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

9. For the second quarter ended September 26, 1997, the Company recorded an income tax provision of $1,450,000, reflecting an effective income tax rate of 43% for the quarter. For the two fiscal quarters ended September 26, 1997, the Company recorded an income tax provision of $2,730,000, reflecting a 43% tax rate on income excluding special charges of $4,611,000 incurred in the first quarter. The income tax benefit related to the special charge was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the first quarter special charges.

         For the second fiscal quarter and the two fiscal quarters ended September 27, 1996, the Company had effective income tax benefit rates of 38% and 41% respectively, excluding special charges of $8,403,000 incurred in the second quarter ending September 27, 1996. The related income tax benefit from the special charge in the second quarter was offset by an increase in IT's deferred tax valuation allowance of $3,168,000.

10. For fiscal year 1998, the Company adopted SOP 96-1, Environmental Remediation Liabilities, which provides new guidance for the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of SOP 96-1 had no material effect on the Company's financial condition, liquidity and results of operations. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      FOR QUARTER ENDED SEPTEMBER 26, 1997

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

REVENUES

Revenues for the second quarter of fiscal year 1998 increased 11.1% to $102,840,000, compared to revenues of $92,490,000 reported in the second quarter of the prior fiscal year. Of this $10,350,000 comparative quarterly revenue increase, 49% reflects growth from targeted commercial industry opportunities and 43% resulted from business acquisitions, principally Chi Mei Entech/Scientech, Ltd, a Taiwan-based waste water treatment design/build firm which was acquired in November 1996. Revenues from the Company's federal government contracts were stable during these comparative periods as increased Department of Defense (DOD) activity was offset by the completion of contracts funded by other federal government agencies including the Department of Energy
(DOE).

Revenues reported by the Company for the first two quarters of fiscal year 1998 were $201,021,000, an increase of 15.6% when compared to revenues of $173,906,000 for the corresponding period of the prior fiscal year. Of this $27,115,000 revenue increase, 42% was from targeted commercial industry opportunities and 29% was from business acquisitions, principally Chi Mei. The remaining increase is due to revenue growth from government clients. The Company's DOD contracts and indefinite delivery order programs during the first half of fiscal year 1998 experienced more consistent funding in comparison to the reduced funding experienced during late fiscal year 1996 and early fiscal year 1997 when disputes over the federal budget approval caused delays in government-sponsored cleanup programs. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts, which are primarily related to remedial action work. The increase in DOD revenue for the period was partially offset by the completion of contracts funded by the DOE last year. Management believes future revenues from the DOE will increase due to an expected transition by the DOE from study and design to field remediation. Recent evidence of the Company's efforts to benefit from this transition is the award in October 1997 of the $122 million project to perform the excavation, pretreatment and thermal drying of an estimated one million tons of contaminated materials for the DOE's Fernald Environmental Management Project.


The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the second fiscal quarter and the two fiscal quarters ended September 26, 1997 and September 27, 1996 is outlined in the table below:

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                                           FISCAL QUARTER ENDED                TWO FISCAL QUARTERS ENDED
                                                       ------------------------------        ------------------------------
                                                       SEPTEMBER 26,    SEPTEMBER 27,        SEPTEMBER 26,    SEPTEMBER 27,
                                                           1997              1996                1997              1996
                                                       -------------    --------------       -------------    -------------
SOURCE
------
Federal government:

         U.S. Department of Defense (DOD)............      44%                43%                45%                44%
         U.S. Department of Energy (DOE).............      10                 15                 10                 15
         Other federal agencies .....................       3                  5                  2                  4
                                                           ---                ---                ---                ---
                                                           57                 63                 57                 63

State and local governments..........................       6                  6                  6                  6
                                                           ---                ---                ---                ---

         Total   ....................................      63%                69%                63%                69%
                                                           ===                ===                ===                ===

Revenue growth from the commercial sector (excluding acquisitions) could be restricted in the near term partly due to increased emphasis on lower cost solutions and partly due to delaying certain work until final Congressional action is taken on the reauthorization of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led commercial clients to delay projects as well. Contemplated changes in regulations could further decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available.

A portion of IT's revenues (approximately 5% and 6% in the second quarter and first two quarters, respectively, of fiscal year 1998) continue to be derived from a large, complex thermal remediation contract utilizing the Company's Hybrid Thermal Treatment System(R) (HTTS(R)) incineration technology. Incineration as a remedy under the CERCLA continues to come under legislative and regulatory pressures as well as commercial pressures due to its relatively high cost. If the Company is unable to permit and use thermal treatment on future remediation projects in the United States due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, such as foreign installations. In July 1997, the Company announced the formation of a 50/50 joint venture with KOHAP Group, a South Korean diversified multinational company. The joint venture company, KOHAP-IT, expects its first major project to involve the design, supply, construction and start-up of an incineration facility that will utilize IT's HTTS technology and equipment. The Company will continue to seek alternative uses similar to the anticipated KOHAP-IT project. The Company, through a joint venture, is also in the permitting phase for a project in Mexico that would utilize IT's HTTS equipment. If the KOHAP-IT project or the Mexican joint venture opportunity are not executed and additional opportunities are not found or are uneconomical, there could be a negative effect to the Company due to impairment of HTTS assets as well as lost project opportunities. At September 26, 1997, IT's HTTS equipment had a net book value of approximately $10,100,000.

The Company's total contract backlog at September 26, 1997 was approximately $1,210,000,000, of which approximately $850,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

                      INTERNATIONAL TECHNOLOGY CORPORATION

GROSS MARGIN

Gross margin percentage for the second quarter of fiscal year 1998 increased to 11.1% of revenues from 9.9% of revenues for the corresponding period of the prior fiscal year. Favorable gross margins continued in the second quarter as overhead costs were reduced due to organizational streamlining in the second quarter of fiscal year 1997. Gross margin also improved as a result of spreading fixed overhead costs over higher revenue levels. In the near term, the Company expects to continue to maintain the improved gross margins of the past year. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.

For the first two quarters of fiscal year 1998, gross margin of 11.4% of revenues increased from the 9.7% of revenues in the corresponding period of the prior year, generally for the same reasons noted above related to the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the second fiscal quarter ended September 26, 1997, selling, general and administrative expenses of $6,919,000 were $1,714,000 lower than the second quarter of the prior fiscal year. Selling, general and administrative expenses of $14,338,000 for the first two quarters of fiscal year 1998 were $3,375,000 lower than the level for the corresponding period of the prior fiscal year. Selling, general and administrative expenses declined during both the second quarter and the first two quarters of fiscal year 1998 primarily due to the favorable impact of the corporate restructuring initiated in the second quarter of fiscal year 1997 and due to the relocation of the Company's corporate headquarters which resulted in reduced lease expense and labor cost as the Company integrated and consolidated management and corporate functions into the Company's largest facility.

SPECIAL CHARGES

The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. In May 1997, the Company incurred a non-cash charge of $1,800,000 to sell its unprofitable California based small projects remediation services business.

In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At September 26, 1997, $1,750,000 of the charge remained to be paid.

INTEREST, NET

For the second quarter and first six months of fiscal year 1998, net interest expense represented 1.1% of revenues compared to 1.4% and 1.5% of revenues, respectively, for the second quarter and first six months of fiscal year 1997. The lower net interest expense level compared to a year ago is due principally to an increased level of cash and cash equivalents, as a result of the Carlyle Investment and improved working capital management which generated increased interest income.

                      INTERNATIONAL TECHNOLOGY CORPORATION

INCOME TAXES

For the second quarter ended September 26, 1997, the Company recorded an income tax provision of $1,450,000, reflecting an effective income tax rate of 43% for the quarter. For the two fiscal quarters ended September 26, 1997, the Company recorded an income tax provision of $2,730,000, reflecting a 43% tax rate on income excluding special charges of $4,611,000 incurred in the first quarter. The income tax benefit related to the special charge was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the first quarter special charges.

For the second fiscal quarter and the two fiscal quarters ended September 27, 1996, the Company had effective income tax benefit rates of 38% and 41%, respectively, excluding special charges of $8,403,000 incurred in the second quarter ending September 27, 1996. The related income tax benefit from the special charge in the second quarter was offset by an increase in IT's deferred tax valuation allowance of $3,168,000.

Based upon a net deferred tax asset of $28,632,000 (net of a valuation allowance of $11,297,000) at September 26, 1997, and assuming a net 38% federal and state effective tax rate, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $75,000,000. Because of the Company's position in the industry, recent restructuring, existing backlog and acquisition strategies, management expects that its future taxable income and the use of tax-planning strategies (principally the maturing of any future capital gains and losses during the relevant carryforward or carryback period) will more likely than not allow the Company to fully realize its deferred tax asset of $28,632,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

DIVIDENDS

The reported dividend expense for the second quarter and the first two quarters of fiscal year 1998 were $1,537,000 and $3,070,000, respectively. The dividend expense includes imputed dividends of $639,000 and $1,273,000 which are not payable in cash. The decrease in cash dividends is due to holders of the Company's 7% Convertible Preferred Stock exchanging their stock for common stock. The Company's dividends are summarized below:

                              Fiscal quarter ended         Two fiscal quarters ended
                          ----------------------------    ----------------------------
                          September 26,  September 27,    September 26,  September 27,
Dividend Summary              1997           1996             1997           1996
----------------          -------------  -------------    -------------  -------------
Cash 7%
  Preferred Stock           $  898,000     $1,050,000      $1,797,000      $2,100,000

Imputed (Non-cash) 6%
  Preferred Stock              639,000              -       1,273,000               -
                            ----------     ----------      ----------      ----------
         Total              $1,537,000     $1,050,000      $3,070,000      $2,100,000


Commencing with November 21, 1997 the 6% Preferred Stock outstanding is entitled to a 3% inkind stock dividend for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately
3% will never be paid in cash. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

                      INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital at September 26, 1997 was $102,058,000 which is a decrease of $8,647,000 from March 28, 1997. The current ratio at September 26, 1997 was 2.07:1 which compares to 2.21:1 at March 28, 1997.

Cash used by operating activities for the first two quarters of fiscal year 1998 totaled $495,000 compared to $19,483,000 provided by operating activities in the corresponding six-month period of the prior fiscal year primarily due to an increase in accounts receivable resulting from the increase in revenues. Capital expenditures of $1,954,000 for the current two fiscal quarters were $370,000 higher than the prior fiscal year principally due to the corporate relocation and information hardware upgrades; however, management believes capital expenditures for fiscal year 1998 will be approximately the same as the $3,400,000 spent during fiscal year 1997, excluding any business acquisitions. In May 1997, the Company acquired PHR Environmental Consultants, Inc., a company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,271,000. Also in May 1997, the Company sold its California based remediation services business and received an initial payment of $2,800,000. In September 1997, the Company acquired Pacific Environmental Group (PEG), a leading provider of a broad range of environmental consulting and engineering services to major oil companies for an initial payment and related expenses of $4,266,000.

The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Although Quanterra has experienced net losses in the past three years, the level of net loss has decreased over the past several quarters, and Quanterra has recently produced break-even operations and positive operating cash flow. The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the June 27, 1997 condensed consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

On October 25, 1995, the Company executed a combined $125,000,000 financing which includes $65,000,000 of senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, financial ratio and net worth covenants, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years. The Company is presently in compliance with its covenants and has no outstanding cash advances under the credit line at September 26, 1997. As of that date, the Company's borrowing base under its combined financing package allowed for additional borrowing under the line of credit of up to $7,280,000.

In aggregate, at September 26, 1997, letters of credit totaling approximately $15,600,000 related to the Company's insurance program, financial assurance requirements and bonding requirements were outstanding against the Company's bank line of credit. Subsequent to September 26, 1997 letters of credit outstanding for financial assurance were reduced from $2,700,000 to zero. Invested cash on September 26, 1997 was approximately $55,000,000.

The Company has expanded its bonding capacity by $85,000,000 to a new total of $220,000,000, of which approximately $95,000,000 is currently being utilized. The Company's bonding lines generally require 3-7% collateral in the form of letters of credit.

At the November 20 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Carlyle Investment).

                      INTERNATIONAL TECHNOLOGY CORPORATION

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), interest, preferred dividend obligations and contingent liabilities. As a result of the completion of the Carlyle Investment, the Company's current liquidity position is expected to be sufficient to meet foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.

TRANSPORTATION, TREATMENT AND DISPOSAL DISCONTINUED OPERATION

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidification and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over both the past two years since approval of the plan and over the prior several years based upon interim approvals by DTSC, and the final closure is scheduled to be substantially completed in fiscal year 1998 with final completion in fiscal year 1999.

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The DTSC continues to consider comments by the Company, and by other interested parties supporting alternative plans, and it is uncertain what plan DTSC may ultimately approve. While certification of the final EIR has been delayed several times, the Company now expects a plan and all necessary permits to be approved in the third and fourth quarters of fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition, liquidity and results of operations of the Company. As a part of the closure plan, the Company has requested permission, and the DTSC has agreed, to allow the Company to excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company provided such financial assurance equal to its estimate for closure

                      INTERNATIONAL TECHNOLOGY CORPORATION
costs as of March 1, 1997 (which could be subject to increases at later dates as a result of regulatory requirements) in the form of a corporate guarantee of approximately $18,000,000, letters of credit totaling approximately $2,700,000 and a trust fund containing approximately $15,700,000, and has purchased annuities which will mature over the next 30 years to pay for its estimates of post-closure costs. Subsequent to September 26, 1997, the letters of credit in support of these costs were reduced to zero.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at September 26, 1997 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. This review is proceeding and initially recommends, on a non-binding basis, strategies for limiting growth in the area. Ultimately, if the developers' plans change or the developers are unable to obtain entitlements, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

In October 1997 the Company and other PRPs at the site received special notice from the USEPA requesting that within 60 days the Company and other PRPs submit a good faith offer to pay for or perform the final remedy at the site and to satisfy USEPA's demand for reimbursement of approximately $28,900,000 in oversight costs. The Company is reviewing the USEPA's request and expects to work cooperatively with interested parties to perform the final remedy.

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

After a period of public review and comment, in June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of natural attenuation and continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate. As part of the RAP, the DTSC also advised the PRP group of its position that both the group and the current owner/operators are

                      INTERNATIONAL TECHNOLOGY CORPORATION
responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000.

The Company and the PRP group initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. State of California Environmental Protection Agency Contra Costa County, California Superior Court Case No. C97-02936) challenging the final RAP, and the ultimate outcome of the litigation and any other available remedies cannot be predicted at this time.

The PRP group has also filed an application with the appropriate RWQCB for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative. The DTSC has advised the PRP group that if, at some point, the RWQCB designates all or part of the site as a containment zone, DTSC will work with the PRPs to either amend or modify the final RAP as appropriate. The DTSC also advised, in response to the Respondents Group's legal challenge to the RAP, that compliance with remedial design and other requirements of the RAP would be deferred until at least April, 1998, to allow the RWQCB time to evaluate the Respondents Group containment zone application.

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

The PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S. District Court, N. Dist Cal, Case No. C96-03147SI) against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The current owner/operators also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. The current owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time. Failure of the PRP group to affect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which could have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

In March 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investigation and cleanup of the Environmental Protection Corporation (EPC) site known as the Eastside Facility near Bakersfield, California. The DTSC notice letter states that IT is believed to have arranged for disposal of hazardous substances at the Eastside Facility during the period between 1972 and 1985 when it was permitted and operated as a land treatment facility. In March 1997, the Company was notified by a potentially responsible party which performed work at another site near Bakersfield, California, formerly operated by EPC known as the Westside Facility, that IT was considered a potentially responsible party to share in the costs of that cleanup, which has been completed. IT has subsequently reached a settlement of its alleged liability for response costs at the Westside Facility.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

Because of the early stage of the matter, the potential costs associated with the remediation of the Eastside Facility will not be reasonably estimable until completion of the RI/FS.

The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites. Based on the Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to sites not described above at which the Company has been notified of its alleged status as a PRP will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

The Company has initiated actions against a number of its past insurers claims for recovery of certain damages and costs with respect to both its Northern California sites and certain PRP matters. The carriers dispute their allegations to the Company and the Company expects them to continue to contest the claims. The Company has included in its provision for loss on disposition of discontinued operations (as adjusted) an amount that, in the opinion of management, with advice of counsel, represents a probable recovery with respect to those claims.

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

                                    PART II

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 1.
LEGAL PROCEEDINGS.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. For current developments in the Helen Kramer matter, please see Note 5 to the Condensed Consolidated Financial Statements in this report. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding current developments in legal preceedings related to the discontinued operations of the Company.

Central Garden

The Company has recently reached tentative settlements of the three remaining personal injury cases. The tentative settlements are subject to approval by individual plaintiffs and by the court. The settlements previously reached with respect to the property damage claims and the remaining personal injury cases (if approved), would be within the amounts previously reserved by the Company and the coverage of the Company's insurance policies.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 5.
OTHER INFORMATION.

Employment Agreements--Severance Arrangements. In connection with the Carlyle Investment, Anthony J. DeLuca, Franklin E. Coffman, James R. Mahoney and Raymond
J. Pompe each entered into an employment agreement with the Company effective upon the closing of the Investment for a term of three years, unless terminated. The employment agreements of each of Messrs. DeLuca and Mahoney replace in their entirety their respective prior severance benefit agreements with the Company.

The new agreements provide for severance payments under certain circumstances. Under the new agreements, the Company will have "good reason" to terminate Messrs. DeLuca, Coffman, Mahoney or Pompe because of the Company's performance if such persons fail to meet certain management forecasts for two consecutive fiscal years. If the executive is terminated without reason, or because of the Company's performance (under the circumstances permitted in the agreements) within 24 months after a change in control, or resigns for cause, he is entitled to receive his base salary as adjusted from time to time (presently $320,000 in the case of Mr. DeLuca, $194,000 in the case of Mr. Coffman, $260,000 in the case of Mr. Mahoney and $265,000 in the case of Mr. Pompe) for 12 months following the termination, or, if he is terminated because of the Company's performance (under the circumstances permitted in the agreements) but not within 24 months after a change in control, he is entitled to receive his base salary for 6 months following the termination. In addition, under certain circumstances, the executive's short-term incentive compensation will be paid on a pro-rated basis, and he will be entitled to Company employee benefits for a specified period. (The target short-term incentive compensation level is 40%, and the maximum level is 60%, of base salary, except in the case of Mr. DeLuca, for whom the target level is 50%, and the maximum level is 75%, of base salary.)

Additionally, as part of their employment agreements, each of Messrs. DeLuca, Coffman, Mahoney and Pompe are bound by non-compete provisions with the Company if any of them terminates his employment by resignation.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                 Exhibit No.                        Description
                 -----------                        -----------
                 27             1. Financial Data Schedule for the quarter ended
                                   September 26, 1997.

                 ----------------

          (b)    Reports on Form 8-K

                 None

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL TECHNOLOGY CORPORATION
          (Registrant)

         ANTHONY J. DELUCA                            November 10, 1997
-------------------------------------            --------------------------
          Anthony J. DeLuca
President and Chief Executive Officer
     and Duly Authorized Officer


        HARRY J. SOOSE, JR.                           November 10, 1997
-------------------------------------            --------------------------
        Harry J. Soose, Jr.
    Vice President, Finance and
    Principal Accounting Officer