Form 10-Q
period 1997-12-26
INTERNATIONAL TECHNOLOGY CORP
filed 1998-02-09
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 26, 1997
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

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

At January 30, 1998 the registrant had issued and outstanding an aggregate of 9,733,288 shares of its common stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 26, 1997




PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

   Item 1.    Financial Statements.

              Condensed Consolidated Balance Sheets
              as of December 26, 1997 (unaudited) and
              March 28, 1997.                                                3

              Condensed Consolidated Statements of Operations
              for the Fiscal Quarter and Three Fiscal Quarters ended
              December 26, 1997 and December 27, 1996 (unaudited).           4

              Condensed Consolidated Statements of Cash Flows
              for the Three Fiscal Quarters ended December 26, 1997
              and December 27, 1996 (unaudited).                             5

              Notes to Condensed Consolidated Financial
              Statements (unaudited).                                     6-10

   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition.             11-22


PART II.   OTHER INFORMATION

   Item 1.    Legal Proceedings.                                            23

   Item 6.    Exhibits and Reports on Form 8-K.                             24

              Signatures                                                    25

                                     PART I
ITEM 1. FINANCIAL STATEMENTS
                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               December 26,     March 28,
                                                                                   1997           1997
                                                                                   ----           ----
                                                                               (Unaudited)
                                     ASSETS
                   (In thousands)
Current assets:
      Cash and cash equivalents                                                 $  54,128      $  78,897
      Receivables, net                                                            115,518        108,207
      Prepaid expenses and other current assets                                     5,588          4,077
      Deferred income taxes                                                        10,370         11,324
                                                                                ---------      ---------
         Total current assets                                                     185,604        202,505
Property, plant and equipment, at cost:
      Land and land improvements                                                      695          1,330
      Buildings and leasehold improvements                                          7,403          9,232
      Machinery and equipment                                                     132,357        140,630
                                                                                ---------      ---------
                                                                                  140,455        151,192
         Less accumulated depreciation and amortization                           101,320        106,891
                                                                                ---------      ---------
                   Net property, plant and equipment                               39,135         44,301
Investment in Quanterra                                                            16,300         16,300
Other assets                                                                       43,410         39,377
Long-term assets of discontinued operations                                        40,048         40,048
                                                                                ---------      ---------
         Total assets                                                           $ 324,497      $ 342,531
                                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $  38,735      $  29,571
      Accrued liabilities                                                          29,699         32,640
      Billings in excess of revenues                                                1,978          7,227
      Short-term debt, including current portion of long-term debt                  4,134          5,343
      Net current liabilities of discontinued operations                           11,168         17,019
                                                                                ---------      ---------
         Total current liabilities                                                 85,714         91,800
Long-term debt                                                                     65,650         65,874
Long-term accrued liabilities of discontinued operations, net                       2,349          9,280
Other long-term accrued liabilities                                                 7,321          6,724
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 shares issued
                  and outstanding                                                   2,056          2,056
         6% cumulative convertible participating, 45,000 shares
                  issued and outstanding                                            4,382          4,204
      Common stock, $.01 par value; 50,000,000 shares authorized;
         9,733,288 and 9,738,375 shares issued and outstanding, respectively           97             97
      Treasury stock at cost, 8,078 and 6,208 shares, respectively                    (74)           (74)
      Additional paid-in capital                                                  246,074        244,287
      Deficit                                                                     (89,072)       (81,717)
                                                                                ---------      ---------
         Total stockholders' equity                                               163,463        168,853
                                                                                ---------      ---------
         Total liabilities and stockholders' equity                             $ 324,497      $ 342,531
                                                                                =========      =========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Fiscal quarter ended            Three fiscal quarters ended
                                                            -----------------------------      ---------------------------
                                                            December 26,     December 27,     December 26,     December 27,
                                                                1997            1996             1997              1996
                                                                ----            ----             ----              ----
                                                                                      (Unaudited)

Revenues                                                     $ 105,157         $ 92,513         $ 306,178         $ 266,419
Cost and expenses:
         Cost of revenues                                       93,387           82,790           271,572           239,778
         Selling, general and administrative expenses            6,844            7,626            21,182            25,339
         Special charges                                         3,943               --             8,554             8,403
                                                             ---------         --------         ---------         ---------
Operating income (loss)                                            983            2,097             4,870            (7,101)
Interest, net                                                   (1,237)          (1,446)           (3,386)           (4,105)
                                                             ---------         --------         ---------         ---------
Income (loss) before income taxes                                 (254)             651             1,484           (11,206)
(Provision) benefit for income taxes                            (1,586)            (280)           (4,316)            1,146
                                                             ---------         --------         ---------         ---------
Net income (loss)                                               (1,840)             371            (2,832)          (10,060)
Less preferred stock dividends                                  (1,539)          (1,295)           (4,609)           (3,395)
                                                             ---------         --------         ---------         ---------
Net loss applicable to common stock                          $  (3,379)        $   (924)        $  (7,441)        $ (13,455)
                                                             =========         ========         =========         =========

Basic loss per common share                                  $    (.35)        $   (.10)        $    (.76)        $   (1.48)
                                                             =========         ========         =========         =========


                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Three fiscal quarters ended
                                                                               ---------------------------
                                                                              December 26,     December 27,
                                                                                 1997              1996
                                                                                 ----              ----
                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (2,832)        $(10,060)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                              7,528           11,208
         Loss on disposal of remediation business                                   1,800               --
         Loss on Helen Kramer claim                                                 3,943               --
         Minority interest in subsidiary                                              124              (27)
         Deferred income taxes                                                      3,988           (1,472)
     Changes in assets and liabilities, net of effects
      from acquisitions and dispositions of business
         (Increase) decrease in receivables, net                                  (10,377)          18,292
         (Increase) decrease in prepaid expenses and other current assets          (1,577)             697
         Increase in accounts payable                                               6,683            5,410
         Decrease in accrued liabilities                                           (3,637)            (378)
         (Decrease) increase in billings in excess of revenues                     (5,266)           1,175
         (Decrease) increase in other long-term accrued liabilities                  (312)             977
         Decrease in liabilities of discontinued operations                       (12,932)         (11,909)
                                                                                 --------         --------
     Net cash (used for) provided by operating activities                         (12,867)          13,913
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of remediation business                              2,800               --
     Acquisition of businesses, net of cash acquired                               (5,417)          (1,455)
     Capital expenditures                                                          (2,540)          (2,602)
     Investment in Quanterra                                                           --           (3,325)
     Cash on deposit as collateral                                                   (500)              --
     Other, net                                                                    (2,412)             770
                                                                                 --------         --------
     Net cash used for investing activities                                        (8,069)          (6,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                            (2,036)            (106)
     Long-term borrowings                                                              --              281
     Net proceeds from preferred stock and warrants issued to Carlyle                  --           41,000
     Dividends paid on preferred stock                                             (1,797)          (3,150)
     Issuances of common stock                                                         --                1
                                                                                 --------         --------
     Net cash (used for) provided by financing activities                          (3,833)          38,026
                                                                                 --------         --------
Net (decrease) increase in cash and cash equivalents                              (24,769)          45,327
Cash and cash equivalents at beginning of period                                   78,897           24,493
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 54,128         $ 69,820
                                                                                 ========         ========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter ended December 26, 1997, pursuant to the rules of the Securities and Exchange Commission. The Company's fiscal year includes four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. The results of operations for the fiscal period ended December 26, 1997 are not necessarily indicative of the results for the full fiscal year.

2. On January 15, 1998, the Company signed a definitive agreement (the "Agreement") to acquire OHM Corporation (OHM), a leading diversified environmental services firm, for a total purchase price of approximately $365 million including the assumption of OHM debt. On January 16, 1998, the Company initiated the Offer to Purchase ("Tender Offer") for cash 13,933,000 shares of OHM common stock. According to the terms of the Agreement, assuming successful completion of the merger, OHM shareholders will receive $11.50 per share, comprised of $8.00 in cash and 0.42 shares of IT common stock (valued at $3.50 assuming a per share price of $8.25 for IT's shares). Concurrently with the purchase of shares in the Tender Offer, OHM will repurchase from one of its principal shareholders, a number of shares equal to approximately 19 percent of OHM's outstanding shares. Assuming the Tender Offer to purchase 13,933,000 shares (50.6%) of OHM common stock is successful, on February 17, 1998, IT will own approximately 63% of OHM and will be entitled to elect a majority of OHM's Board of Directors. The Company will then consolidate OHM and record an approximate 37% minority interest in OHM. Upon the completion of the proposed transaction (which is expected in mid-April 1998), OHM will then be merged with a wholly-owned subsidiary of IT in which each of the remaining outstanding shares of OHM not acquired through the Tender Offer will be converted into 1.394 shares of IT common stock at which time the Company will own and consolidate 100% of OHM.

     IT will execute the Tender Offer with a $240 million credit facility, which will be used to fund the Tender Offer, refinance IT's existing $65 million principal amount of senior notes and for acquisitions and working capital. To complete the merger, IT will effect a $425 million refinancing which will refinance the Tender Offer loan and OHM's debt.

     OHM is a public company that trades on the New York Stock Exchange under the symbol OHM. OHM had revenue of $381 million and a net loss of $25.3 million or $(0.93) loss per share, including a special charge of $38 million for the nine months ended September 30, 1997.

     The transaction is subject to a number of conditions, including approvals related to the merger by the shareholders of both companies, and other customary conditions and regulatory approvals. Early termination of the waiting period under the Hart-Scott Rodino Act was granted on January 26, 1998.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No.128), Earnings per Share, which was required to be adopted on public company financial statements issued subsequent to December 15, 1997 and was implemented by the Company in the fiscal quarter ended December 26, 1997. Under SFAS No. 128, earnings per share for all prior periods are required to be restated to comply with the provisions of the new statement.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Under SFAS No. 128, basic earnings (loss) per common share is computed by dividing net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding for the period. For all periods presented, the computation of diluted earnings (loss) per share, assuming conversion into common shares of the Company's convertible preferred stock, common stock warrants, contingently issuable shares and common stock equivalents, which are stock options, is antidilutive. The adoption of SFAS No. 128 had no effect on the basic and diluted earnings
     (loss) per common share for the periods presented.

     The weighted average number of common shares outstanding during the period used in the calculation of basic earnings (loss) per common share follows:


                                                            Average
              Fiscal quarter ended                  common shares outstanding
              --------------------                  -------------------------

                December 26, 1997                            9,734,233
                December 27, 1996                            9,048,249

                                                            Average
            Three fiscal quarters ended             common shares outstanding
            ---------------------------             -------------------------

                December 26, 1997                            9,738,568
                December 27, 1996                            9,099,726

4. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of December 26, 1997, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 31, 1995, the Company has recorded provisions for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefits of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party
     (PRP). At December 26, 1997, the Company's condensed consolidated balance sheet included accrued liabilities of $13,517,000 to complete the closure and related post-closure of its inactive disposal sites and related matters, net of certain trust fund and annuity investments which are legally restricted by trust agreements with the California EPA Department of Toxic Substance Control to closure and post-closure use.

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

5. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K,

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     as amended, for the fiscal year ended March 28, 1997; current developments regarding material continuing operations' legal proceedings are discussed in Note 6 below and in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the current developments in legal proceedings of the discontinued operations of the Company.

6. In December 1997, the Company settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the Environmental Protection Agency and the Department of Justice (jointly "Government") arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14,500,000 payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4,300,000 to the Government to resolve related civil claims by the Government. IT's share of the joint venture results is 60%, accordingly, IT received net cash of $6,000,000, its proportionate share of the settlement. In December 1997, the Company recorded a non-cash pre-tax charge of $3,943,000 related to this matter.

     The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. In May 1997, the Company incurred a non-cash pre-tax charge of $1,800,000 to sell its California based small projects remediation services business.

     In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid over $2,460,000 in termination benefits. In addition, the Company approved a plan to close 5 leased facilities and reduce the size of 11 other leased facilities by either sublease or abandonment. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of approximately 7 years. At December 26, 1997, $1,483,000 of the charge remained to be paid.

7. For fiscal year 1998, the Company adopted SOP 96-1, Environmental Remediation Liabilities, which provides new guidance for the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of SOP 96-1 had no material effect on the Company's financial condition, liquidity and results of operations. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are generally not discounted to their present value.

8. At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45,000,000 investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share. The net proceeds to IT (after related offering costs of $4,000,000) from the Carlyle Investment were $41,000,000.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

9. Included in accounts receivable at December 26, 1997 are billed receivables, unbilled receivables and retention in the amounts of $102,725,000, $6,107,000 and $7,661,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 26, 1997 were $50,026,000, $651,000 and $3,409,000, respectively. At March
     28, 1997, billed receivables, unbilled receivables and retention were $89,975,000, $12,305,000 and $7,982,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 28, 1997 were $42,501,000, $9,162,000 and $4,105,000, respectively.

     Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Included in unbilled receivables at March 28, 1997 is approximately $9,200,000 of claims related to the Helen Kramer project, which was subject to a governmental investigation. The Company settled this claim in December 1997 as described in Note 6.

10. The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings-20 to 30 years, land improvements-3 to 20 years, and machinery and equipment-5 to 10 years including salvage value. The Hybrid Thermal Treatment System(R) (HTTS(R)) transportable incineration units are depreciated over the shorter of in-production operating days or on an 8-year straight-line basis (idle basis) to salvage value. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

11. For the third quarter ended December 26, 1997, the Company recorded an income tax provision of $1,586,000, reflecting an effective income tax rate of 43% on income excluding special charges of $3,943,000 incurred in the third quarter. For the three fiscal quarters ended December 26, 1997, the Company recorded an income tax provision of $4,316,000, reflecting a 43% tax rate on income excluding special charges of $8,554,000 incurred in the first three quarters of fiscal year 1998. The income tax benefit related to the special charges was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the special charges.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     For the third fiscal quarter and the three fiscal quarters ended December 27, 1996, the Company had effective income tax benefit rates of 43% and 41% respectively, excluding special charges of $8,403,000 incurred in the second quarter ending September 27, 1996.

     Based upon a net deferred tax asset of $27,121,000 (net of a valuation allowance of $11,297,000) at December 26, 1997, and assuming a net 38% federal and state effective tax rate, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $71,000,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent restructuring, existing backlog and acquisition strategies, management expects that its future taxable income and the use of tax-planning strategies (principally the matching of any future capital gains and losses during the relevant carryforward or carryback period) will more likely than not allow the Company to fully realize its deferred tax asset of $27,121,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                       FOR QUARTER ENDED DECEMBER 26, 1997

                              RESULTS OF OPERATIONS

OVERVIEW

The Company provides a full range of technology-driven, value-added consulting, engineering and construction capabilities through a network of more than 40 offices in the U.S. and selected international locations. The Company's services include information management, risk assessment, air quality management, pollution prevention and waste minimization, construction and remediation, land-use planning, decontamination and decommissioning, design/build, wastewater treatment, historical research and investigation, environmental consulting, engineering services and facility operation and maintenance. The Company's business strategy is to be a global provider of environmental solutions to both the government and private industry clients. As part of this strategy, the Company entered into a definitive agreement to acquire OHM Corporation on January, 15 1998. The acquisition, if successfully consummated, is expected to be completed in April 1998 and will create a company with projected annual revenues of approximately $1.0 billion and backlog of $3.0 billion (see Financial Condition). The Company has also diversified through several acquisitions of specialized companies primarily serving targeted commercial markets.

REVENUES

The Company reported revenues of $105,157,000 in the third quarter of fiscal year 1998, an increase of 13.7% or $12,644,000 when compared to revenues of $92,513,000 in the third quarter of fiscal year 1997. Revenues for the first three quarters of fiscal year 1998 were $306,178,000, an increase of 14.9% or $39,759,000 from the reported revenues of $266,419,000 for the corresponding period of the prior fiscal year. This improvement is primarily due to strong revenue growth from the Department of Defense (DOD) business as well as continued growth from targeted commercial industries and revenues generated from recent business acquisitions. Overall, revenue levels from the Company's federal government contracts have gradually improved during these comparative periods as strong improvement in DOD activity was partially offset by the completion of contracts funded by other federal government agencies including the Department of Energy (DOE).

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the third fiscal quarter and the three fiscal quarters ended December 26, 1997 and December 27, 1996 are outlined in the table below:


                                                    FISCAL QUARTER ENDED                THREE FISCAL QUARTERS ENDED
                                                ----------------------------           ------------------------------
                                                DECEMBER 26,    DECEMBER 27,           DECEMBER 26,      DECEMBER 27,
                                                   1997            1996                   1997              1996
                                                   ----            ----                   ----              ----
SOURCE
------
Federal government:
         U.S. Department of Defense (DOD)            46%            41%                      45%            43%
         U.S. Department of Energy (DOE)              8             14                        9             14
         Other federal agencies .........             1              4                        2              4
                                                     --             --                       --             --
                                                     55             59                       56             61

State and local governments .............             5              8                        6              7
                                                     --             --                       --             --

         Total ..........................            60%            67%                      62%            68%
                                                     ==             ==                       ==             ==

                      INTERNATIONAL TECHNOLOGY CORPORATION

During the third quarter of fiscal year 1998, DOD revenues of $47,915,000 were $9,492,000 higher than the third quarter of the prior year and for the first three quarters of fiscal year 1998, DOD revenues were $22,044,000 higher than the corresponding period of the prior fiscal year. This increase is primarily due to increased funding of the Company's DOD indefinite delivery order programs during fiscal year 1998 in comparison to reduced funding in late fiscal year 1996 and early fiscal year 1997 when disputes over the federal budget approval caused delays in government-sponsored cleanup programs. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts, which are primarily related to remedial action work. The increase in the DOD revenues was partially offset by lower DOE revenues due to the completion of contracts funded by the DOE last year. DOE revenues in the third quarter and the first three quarters of fiscal year 1998 decreased by $4,134,000 and $9,411,000, respectively, when compared to the corresponding periods of fiscal year 1997. Management believes future revenues from the DOE will increase due to an expected transition by the DOE from study and design to field remediation. Recent evidence of the Company's efforts to benefit from this transition is the award in October 1997 of a $122 million project to perform the excavation, pretreatment and thermal drying of an estimated one million tons of contaminated materials for the DOE's Fernald Environmental Management Project.

The Company's revenues from commercial clients in the third quarter of fiscal year 1998 were $42,051,000, an increase of $11,469,000 or 38% when compared to revenues of $30,582,000 that were reported during the third quarter of the prior fiscal year. Of this $11,469,000 revenue increase, 57% was attributable to targeted commercial industry opportunities and 43% was generated from business acquisitions. Commercial revenues for the first three quarters of fiscal year 1998 were $115,812,000, an increase of $30,739,000 or 36% when compared to revenues of $85,073,000 that were reported during the corresponding period of the prior fiscal year. Of this $30,739,000 revenue increase, 58% was from targeted commercial industry opportunities and 42% was from business acquisitions.

Revenue growth from the commercial sector (excluding recent acquisitions) could be restricted in the near term partly due to increased emphasis on lower cost solutions and partly due to delaying certain work until final Congressional action is taken on the reauthorization of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led commercial clients to delay projects as well. Contemplated changes in regulations could further decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available.

A portion of IT's revenues (approximately 4% in the first three quarters of fiscal year 1998) were derived from a large thermal remediation contract utilizing the Company's Hybrid Thermal Treatment System(R) (HTTS(R)) incineration technology. Incineration as a remedy under the CERCLA continues to come under legislative and regulatory pressures as well as commercial pressures due to its relatively high cost. If the Company is unable to permit and use thermal treatment on future remediation projects in the United States due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, such as foreign installations. The Company has been aggressively pursuing opportunities outside the United States to deploy the HTTS equipment and related technology. The Company has entered into two project specific joint ventures with international partners and has dedicated personnel pursuing and evaluating several other potential projects. If the joint venture and project opportunities are not executed and additional contracts are not won, there could be a negative effect to the Company. At December 26, 1997, IT's HTTS equipment had a net book value of approximately $10,100,000 and this equipment is currently idle.

                      INTERNATIONAL TECHNOLOGY CORPORATION

The Company's total contract backlog at December 26, 1997 was approximately $1,390,000,000, of which approximately $936,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing IDO backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.


GROSS MARGIN

Gross margin percentage for the third quarter of fiscal year 1998 increased to 11.2% of revenues from 10.5% of revenues for the corresponding period of the prior fiscal year. Gross margins have improved in fiscal year 1998 as management continues to carefully monitor overhead costs and as a result of spreading fixed overhead costs over higher revenue levels. In the near term, the Company expects to maintain the improved gross margin levels achieved due to the organizational streamlining initiated in the second quarter of fiscal year 1997. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.

For the first three quarters of fiscal year 1998, gross margin of 11.3% of revenues increased from the 10.0% of revenues in the corresponding period of the prior year, generally for the same reasons noted above related to the third quarter.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the third fiscal quarter ended December 26, 1997, selling, general and administrative expenses of $6,844,000 were $782,000 lower than the third quarter of the prior fiscal year. Selling, general and administrative expenses of $21,182,000 for the first three quarters of fiscal year 1998 were $4,157,000 lower than the level for the corresponding period of the prior fiscal year. Selling, general and administrative expenses declined during both the third quarter and the first three quarters of fiscal year 1998 primarily due to the favorable impact of the corporate restructuring initiated in the second quarter of fiscal year 1997 and the relocation of the Company's corporate headquarters which resulted in reduced lease expense and labor cost as the Company integrated and consolidated management and corporate functions into the Company's largest facility.


SPECIAL CHARGES

In December 1997, the Company settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the Environmental Protection Agency and the Department of Justice (jointly "Government") arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14,500,000 payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4,300,000 to the Government to resolve related civil claims by the Government. IT's share of the joint venture results is 60%, accordingly, IT received net cash of $6,000,000, its proportionate share of the settlement. In December 1997, the Company recorded a non-cash pre-tax charge of $3,943,000 related to this matter.

                      INTERNATIONAL TECHNOLOGY CORPORATION

The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and brought IT closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. In May 1997, the Company incurred a non-cash pre-tax charge of $1,800,000 to sell its California based small projects remediation services business.

In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. At December 26, 1997, $1,483,000 of the charge remained to be paid.


INTEREST, NET

For the third quarter and first nine months of fiscal year 1998, net interest expense represented 1.2% and 1.1% of revenues respectively, compared to 1.6% and 1.5% of revenues, respectively, for the third quarter and first nine months of fiscal year 1997. The lower net interest expense level compared to a year ago is due principally to an increased level of cash and cash equivalents, as a result of the Carlyle Investment and working capital management which generated increased interest income.


INCOME TAXES

For the third quarter ended December 26, 1997, the Company recorded an income tax provision of $1,586,000, reflecting an effective income tax rate of 43% on income excluding special charges of $3,943,000 incurred in the third quarter. For the three fiscal quarters ended December 26, 1997, the Company recorded an income tax provision of $4,316,000, reflecting a 43% tax rate on income excluding special charges of $8,554,000 incurred in the first three quarters of fiscal year 1998. The income tax benefit related to the special charges was offset by an increase in IT's deferred tax valuation allowance based on the tax attributes of the special charges and the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the special charges.

For the third fiscal quarter and the three fiscal quarters ended December 27, 1996, the Company had effective income tax benefit rates of 43% and 41% respectively, excluding special charges of $8,403,000 incurred in the second quarter ending September 27, 1996. The related income tax benefit from the special charge in the second quarter was offset by an increase in IT's deferred tax valuation allowance of $3,168,000.

Based upon a net deferred tax asset of $27,121,000 (net of a valuation allowance of $11,297,000) at December 26, 1997, and assuming a net 38% federal and state effective tax rate, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $71,000,000. Because of the Company's position in the industry, recent restructuring, existing backlog and acquisition strategies, management expects that its future taxable income and the use of tax-planning strategies (principally the matching of any future capital gains and losses during the relevant carryforward or carryback period) will more likely than not allow the Company to fully realize its deferred tax asset of $27,121,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

                      INTERNATIONAL TECHNOLOGY CORPORATION

DIVIDENDS

The reported dividends for the third quarter and the first three quarters of fiscal year 1998 were $1,539,000 and $4,609,000, respectively. The reported dividends include imputed dividends of $352,000 and $1,625,000, respectively, which are not payable in cash. The decrease in cash dividends for the third quarter and the three quarters of fiscal year 1998 of $151,000 and $454,000, respectively, is due to the conversion to common stock by some holders of the Company's 7% Convertible Preferred Stock during the third quarter of fiscal year 1997. The Company's dividends are summarized below:


                                                        Fiscal quarter ended                  Three fiscal quarters ended
                                               ------------------------------------         ----------------------------------
                                               December 26,            December 27,         December 26,          December 27,
   Dividend Summary                                1997                   1996                  1997                 1996
   ----------------                                ----                   ----                  ----                 ----
Cash 7% Preferred                               $  899,000             $1,050,000            $2,696,000            $3,150,000

Non-cash 6%
    Imputed                                        352,000                 245,00             1,625,000               245,000
    In kind common 3% stock dividend               288,000                     --               288,000                    --
                                                ----------             ----------            ----------            ----------
         Total                                  $1,539,000             $1,295,000            $4,609,000            $3,395,000



Commencing with November 21, 1997, the 6% Preferred Stock outstanding accrues a 3% in kind stock dividend for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately 3% will never be paid in cash and simply represents the amortization of the fair market value adjustment recorded at the date of issuance. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                               FINANCIAL CONDITION

Working capital at December 26, 1997 was $99,890,000 which is a decrease of $10,815,000 from March 28, 1997. The current ratio at December 26, 1997 was 2.17:1 which compares to 2.21:1 at March 28, 1997.

Cash used by operating activities, including cash outflows related to discontinued operations, for the first three quarters of fiscal year 1998 totaled $12,867,000, compared to $13,913,000 provided by operating activities in the corresponding nine-month period of the prior fiscal year primarily due to an increase in accounts receivable resulting from the increase in revenues in the current year. Cash (used for) provided by operating activities, excluding cash flows related to discontinued operations, are $(8,635,000) and $25,822,000 for the three fiscal quarters ended December 26, 1997 and December 27, 1996, respectively. Capital expenditures of $2,540,000 for the current three fiscal quarters were approximately the same as the prior fiscal year; and management believes capital expenditures for the remainder of fiscal year 1998 will be approximately the same as the amount spent during fiscal year 1997, excluding any business acquisitions. During the first three quarters of fiscal year 1998, the Company has acquired two companies.
These include the May 1997 acquisition of PHR Environmental Consultants, Inc., a company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,271,000 and the September 1997 acquisition of Pacific Environmental Group (PEG), a leading provider of a broad range of environmental consulting and engineering services to major oil companies for an initial payment and related expenses of $4,200,000. In addition, the Company sold its California based remediation services business and received an initial payment of $2,800,000 in May 1997. On December 23, 1997, the Company purchased two Environmental Protection Agency (EPA) contracts for approximately $2,000,000. These five year contracts are valued at approximately $94 million and involve a broad range of remedial action work.

On January 15, 1998 the Company signed a definitive agreement (the "Agreement") to acquire OHM Corporation (OHM), a leading diversified environmental services firm, for a total purchase price of approximately $365 million including the assumption of OHM debt.

On January 16, 1998, the Company initiated the Offer to Purchase ("Tender Offer") for cash 13,933,000 shares of OHM common stock. According to the terms of the Agreement, assuming successful completion of the merger, OHM shareholders will receive $11.50 per share, comprised of $8.00 in cash and 0.42 shares of IT common stock (valued at $3.50 assuming a per share price of $8.25 for IT's shares). Concurrently with the purchase of shares in the Tender Offer, OHM will repurchase from one of its principal shareholders, a number of shares equal to approximately 19 percent of OHM's outstanding shares. Assuming the Tender Offer to purchase 13,933,000 shares (50.6%) of OHM common stock is successful, on February 17, 1998, IT will own approximately 63% of OHM and will be entitled to elect a majority of OHM's Board of Directors. The Company will then consolidate OHM and record an approximate 37% minority interest in OHM. Upon completion of the proposed transaction (which is expected in mid-April 1998), OHM will then be merged with a wholly-owned subsidiary of IT in which each of the remaining outstanding shares of OHM not acquired through the Tender Offer will be converted into 1.394 shares of IT common stock at which time the Company will own and consolidate 100% of OHM.

IT will execute the Tender Offer with a $240 million credit facility, (the "Tender Offer Credit Facilities") which will be used to fund the Tender Offer and for acquisitions and working capital. In addition, the Tender Offer Credit Facility will be used to refinance IT's existing $65 million principal amount of senior notes. During the fourth quarter of fiscal year 1998, the Company will incur a $8.7 million pre-tax charge as an extraordinary item as a result of the refinancing and early extinguishment of the Company's $65 million senior notes. This $8.7 million pre-tax charge will include an approximate $5.1 million payment to the lenders of the $65 million senior notes as a prepayment penalty (Make-Whole Provision) and a $3.6 million non-cash charge to write off the related unamortized debt issue costs. The Company expects to take substantial special charges in connection with the integration of OHM during fiscal year 1999. The Company believes substantial cost synergies will be achieved as a result of the acquisition and related integration plan.

The Tender Offer Credit Facility, will be secured by a security interest in substantially all of the assets of IT and its subsidiaries (including the shares of OHM Common Stock acquired by the Company upon completion of the Tender Offer but excluding the assets of OHM and its subsidiaries). Loans made under the Tender Offer Credit Facilities

                      INTERNATIONAL TECHNOLOGY CORPORATION

                         FINANCIAL CONDITION (CONTINUED)

bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) for a period of four months from the tender offer funding date. If the loans continue to be outstanding on that date, the rate will increase by 1.00% per annum, and will increase by an additional 0.50% per annum on the corresponding date in each of the six succeeding months, if the loans are still outstanding on those dates. The loans made under the Tender Offer Credit Facilities will not amortize, and will be payable in full at their maturity at the earlier of the Merger Credit Facilities (as defined below) funding date or 18 months.

To complete the merger, IT will effect a $425 million refinancing (the "Merger Credit Facilities"). This new credit facility will replace IT's Tender Offer Credit Facilities and OHM debt.

The Merger Credit Facilities will consist of an eight year amortizing term loan of up to $225 million and a six-year revolving credit facility of up to $200 million. (The terms of the commitments provide that the lenders, at their option, may reallocate up to $50.0 million from the revolving credit facility to the term loan.) The proceeds of loans made under the Merger Credit Facilities will be used to finance the cash consideration to be paid in the Merger, to pay related expenses and costs, to refinance IT's loans outstanding under the Tender Offer Credit Facility and OHM's loans outstanding under its existing credit facility (under which approximately $60.2 million was outstanding as of February 9, 1998), to provide working capital for IT and its subsidiaries (including OHM and its subsidiaries) and for general corporate purposes of IT and its subsidiaries. The Merger Credit Facilities will be secured by a security interest in substantially all of the assets of IT and its subsidiaries (including the assets of OHM and its subsidiaries). The term loans made under the Merger Credit Facilities will bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum), and revolving loans made under the Merger Credit Facilities will bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum), through the date that is six months after completion of the Merger, with adjustments thereafter based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The term loan made under the Merger Credit Facilities will amortize on a quarterly basis in aggregate annual installments of $2.25 million for the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. IT will also be required to prepay portions of the term loans under the Merger Credit Facilities with the net proceeds of any asset sales and certain debt and equity financings, and with a portion of IT's consolidated excess cash flow annually. The Credit Facilities include certain representations, warranties, covenants, and other conditions customary for facilities of this type.

At the completion of the OHM merger, if successfully consummated, the Company will have sufficient availability under the Merger Credit Facilities to meet currently forseeable needs. As a result, management believes its current liquidity position is sufficient to meet foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.

The transaction is subject to a number of conditions, including approvals related to the merger by the shareholders of both companies, and other customary conditions and regulatory approvals, including termination or expiration of the waiting period under the Hart-Scott Rodino Act which occurred on January 26, 1998.

On January 21,1998 the Company announced the acquisition of Jellinek, Schwartz & Connolly (JSC), a company providing economically driven, science-based environmental consulting and advocacy services to clients in the areas of chemical product registration, environmental regulatory strategy, and risk management for an initial payment of approximately $5,200,000.

The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Although Quanterra

                      INTERNATIONAL TECHNOLOGY CORPORATION

                         FINANCIAL CONDITION (CONTINUED)

has experienced net losses in the past three years, the level of net loss has decreased over the past several quarters, and Quanterra has recently produced break-even operations and positive operating cash flow. The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the December 26, 1997 condensed consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

On October 25, 1995, the Company executed a combined $125,000,000 financing which includes $65,000,000 of senior secured notes with a group of major insurance companies and a $60,000,000 syndicated bank revolving credit facility. The financing package, which is subject to a borrowing base, financial ratio and net worth covenants, is secured by the accounts receivable and certain fixed assets of the Company. The senior secured notes have an eight-year final maturity with no principal payments until the sixth year, and the bank line has a term of five years. The Company is presently in compliance with its covenants and has no outstanding cash advances under the credit line at December 26, 1997. As of that date, the Company's borrowing base under its combined financing package allowed for additional borrowing under the line of credit of up to $18,582,000. As noted above, these facilities are to be replaced upon completion of the merger with OHM.

In aggregate, at December 26, 1997, letters of credit totaling approximately $12,900,000 relating to the Company's insurance program and bonding requirements were outstanding against the Company's bank line of credit. In October 1997, letters of credit outstanding for financial assurance were reduced from $2,700,000 to zero.

During fiscal year 1998, the Company expanded its bonding capacity by $85,000,000 to a new total of $220,000,000, of which approximately $95,000,000 is currently being utilized. The Company's bonding lines generally require 3-7% collateral in the form of letters of credit.

At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) is being used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Carlyle Investment).

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), interest, preferred dividend obligations and contingent liabilities. Management believes that through its existing financing package and the Merger Credit Facilities discussed previously, the Company's liquidity position is expected to be sufficient to meet forseeable requirements.

TRANSPORTATION, TREATMENT AND DISPOSAL DISCONTINUED OPERATIONS

With regard to the Company's transportation, treatment and disposal discontinued operations, the Company has previously completed closure of its Montezuma Hills and Benson Ridge facilities and is pursuing closure of its inactive Panoche and Vine Hill Complex facilities. On November 17, 1995, the California EPA, Department of Toxic Substances Control (DTSC) approved the final closure plan and post-closure plan for the Vine Hill Complex facility. The approved final closure plan provides for solidification and capping of waste sludges and installation of underground barriers and groundwater control systems. Substantial remediation has already been completed over both the past two years since approval of the plan and over the prior several years based upon interim approvals by DTSC, and the closure is expected to be completed in fiscal year 1999.

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluated the Company's preferred closure plan as well as several alternative plans and

                      INTERNATIONAL TECHNOLOGY CORPORATION
stated that the Company's preferred closure plan was environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. Although in December 1997, DTSC certified the final EIR, which determined that the Company's plan was the environmentally superior alternative, the DTSC continues to consider comments on the closure plans from the Company, and from other interested parties supporting alternative plans, and it is uncertain what plan or hybrid of plans DTSC may ultimately approve. While approval of the final closure plan continues to be delayed, the Company now expects a plan and all necessary permits to be approved in the fourth quarter of fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition, liquidity and results of operations of the Company. As a part of the site closure, the Company has requested permission, and the DTSC has agreed, to allow the Company to excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company provided such financial assurance equal to its estimate of closure and post-closure costs (which could be subject to increases at later dates as a result of regulatory requirements). At December 26, 1997, financial assurance was comprised of a corporate guarantee of approximately $18,000,000 and a trust fund containing approximately $16,000,000, and purchased annuities which will mature over the next 30 years to pay for estimates of post-closure costs. In October 1997, certain letters of credit also utilized in support of these costs were reduced to zero.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at December 26, 1997 is principally comprised of residual land at the inactive disposal facilities and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company had previously formulated development plans and an agreement with a developer for some of this property as part of a larger development in the local area. The entitlement process was delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. This review recommended strategies for limiting growth in the area. These growth-limiting recommendations have now been incorporated in a draft general plan and environmental impact report which have been released for public comments during a period ending in March 1998. Ultimately, if development plans are materially restricted or acceptable entitlements are unobtainable, the carrying value of this property could be significantly impaired. In regard to any of the residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. Consequently, if the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

In October 1997 the Company and other PRPs at the site received special notice from the USEPA requesting that within 60 days the Company and other PRPs submit a good faith offer to pay for or perform the final remedy at the site and to satisfy USEPA's demand for reimbursement of approximately $28,900,000 in oversight costs. The Company reviewed the USEPA's request and submitted a proposal to work cooperatively with interested parties to perform the final remedy.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

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

The PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S. District Court, N. Dist Cal, Case No. C96-03147SI) against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize

                      INTERNATIONAL TECHNOLOGY CORPORATION
the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The current owner/operators also demanded and the outcome of the litigation cannot be determined at this time. Failure of the PRP group to affect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which could have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

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

IT transported various waste streams both generated by IT and on behalf of its customers to the Eastside Facility at various times during those facilities' operations and it was a minority shareholder in EPC for a period of its operations. In January 1996, the PRP group for the Eastside Facility (of which the Company is a member) and the DTSC entered into an agreement for the performance of a RI/FS for the site, as well as for cost sharing for the RI/FS among the group and the DTSC. IT is cooperating with other group members to perform the work outlined in the agreement. Because of the early stage of the matter, the potential costs associated with the remediation of the Eastside Facility will not be reasonably estimable until completion of the RI/FS.

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

The Company has initiated claims against a number of its past insurers for recovery of certain damages and costs with respect to both its Northern California sites and certain PRP matters. The carriers dispute their allegations to the Company and the Company expects them to continue to contest the claims. The Company has included in its provision for loss on disposition of discontinued operations (as adjusted) an amount that, in the opinion of management, with advice of counsel, represents a probable recovery with respect to those claims.


FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future are forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of the above and other factors including completion of the OHM tender offer and acquisition, projected financial results, funding of backlog, the effects of the Company's restructuring and industry-wide market factors.

                                     PART II

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 1.
LEGAL PROCEEDINGS.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended March 28, 1997. For current developments in the Helen Kramer matter, please see Note 6 to the Condensed Consolidated Financial Statements in this report. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding current developments in legal proceedings related to the discontinued operations of the Company.


Central Garden

The Company has reached settlements of the three remaining personal injury cases, which are subject to approval by the court. The settlements previously reached with respect to the property damage claims and the remaining personal injury cases (if approved), would be within the amounts previously reserved and paid by the Company and the coverage of the Company's insurance policies.


Times Beach Investigation

In November 1997, the Company was advised that certain employees of its affiliate Quanterra Incorporated had been subpoenaed by the United States Attorney for Missouri to appear before a grand jury investigating certain matters with respect to the integrity of the stack sampling for the Company's Times Beach, Missouri incineration project. Although the Company believes that the matters which are the subject of the current investigation have been previously investigated by the Missouri Department of Natural Resources and the United States Environmental Protection Agency, both of which agencies have resolved such matters in favor of the Company, it is evaluating its remedies with respect to the investigation.

INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.                               Description
-----------                               -----------
   2.1            Agreement and Plan of Merger, dated as of January 15, 1998, among OHM Corporation, the registrant and IT-Ohio, Inc. (1)

   2.2            Parent Voting Agreement dated January 15, 1998 among OHM
                  Corporation, the registrant and the stockholders of the registrant named therein. (1)

   2.3            Company Voting Agreement dated January 15, 1998 among OHM
                  Corporation, the registrant and the shareholders of OHM
                  Corporation named therein. (1)

   2.4            Share Repurchase Agreement dated January 15, 1998 among OHM
                  Corporation, the registrant, Rust International, Inc. And
                  Waste Management, Inc. (1)

   2.5            Confidentiality Agreement, dated September 25, 1997, between
                  OHM Corporation and the registrant. (1)

   27             Financial Data Schedule for the quarter ended December 26,
                  1997.

----------------

(1) Previously filed with the Securities and Exchange Commission as Exhibits to the Registrant's Schedule 14D-1 Tender Offer Statement dated January 16, 1998 and incorporated herein by reference.

(b)      Reports on Form 8-K

         Report on Form 8-K, dated January 16, 1998, announcing the Company's tender offer for and proposed merger with OHM Corporation.

                      INTERNATIONAL TECHNOLOGY CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




               ANTHONY J. DELUCA                            February 9, 1998
    -------------------------------------                ----------------------
               Anthony J. DeLuca
    President and Chief Executive Officer
          and Duly Authorized Officer





               HARRY J. SOOSE, JR.                          February 9, 1998
    -------------------------------------                ----------------------
               Harry J. Soose, Jr.
          Vice President, Finance and
          Principal Accounting Officer