Form 10-Q/A
period 1997-06-27
INTERNATIONAL TECHNOLOGY CORP
filed 1998-03-24
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(MARK ONE)

[ X ] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 27, 1997
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM____________________TO____________________________


COMMISSION FILE NUMBER    1-9037
                       ------------

                      INTERNATIONAL TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              33-0001212
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 372-7701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No ....

At July 31, 1997 the registrant had issued and outstanding an aggregate of 9,740,304 shares of its common stock.

This report is an amendment to the Registrant's quarterly report on Form 10-Q for the quarter ended June 27, 1997. The report is being amended to revise the presentation of cash flows relating to discontinued operations in the Consolidated Statements of Cash Flows, modify the disclosures in footnotes 3, 5 and 7 of the Notes to Condensed Consolidated Financial Statements of this report, add the disclosures in footnotes 6 and 10 of the Notes to Condensed Consolidated Financial Statements of this report and modify the Results of Operations-Income Taxes and Financial Condition sections of Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 27, 1997



PART I.   FINANCIAL INFORMATION
                                                                                                          Page
                                                                                                          ----
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of June 27, 1997 (unaudited) and
                    March 28, 1997.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the First Fiscal Quarters ended
                    June 27, 1997 and June 28, 1996 (unaudited).                                             4

                    Condensed Consolidated Statements of Cash Flows
                    for the First Fiscal Quarters ended June 27, 1997
                    and June 28, 1996 (unaudited).                                                           5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                                6-8

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                        9-18


                    Signatures                                                                              19

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 27,        March 28,
                                                                                       1997             1997
                                                                                   -----------       ---------
                                                                                   (Unaudited)
                                         ASSETS                                           (In thousands)
Current assets:
    Cash and cash equivalents                                                        $ 64,277          $ 78,897
    Receivables, net                                                                  109,685           108,207
    Prepaid expenses and other current assets                                           4,120             4,077
    Deferred income taxes                                                              11,324            11,324
                                                                                     --------          --------
         Total current assets                                                         189,406           202,505
Property, plant and equipment, at cost:
    Land and land improvements                                                            691             1,330
    Buildings and leasehold improvements                                                7,842             9,232
    Machinery and equipment                                                           133,761           140,630
                                                                                     --------          --------
                                                                                      142,294           151,192
         Less accumulated depreciation and amortization                               101,319           106,891
                                                                                     --------          --------
              Net property, plant and equipment                                        40,975            44,301
Investment in Quanterra                                                                16,300            16,300
Other assets                                                                           50,551            39,377
Long-term assets of discontinued operations                                            40,048            40,048
                                                                                     --------          --------
              Total assets                                                           $337,280          $342,531
                                                                                     ========          ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 36,415          $ 29,571
    Accrued liabilities                                                                30,439            32,640
    Billings in excess of revenues                                                      3,561             7,227
    Short-term debt, including current portion of long-term debt                        5,607             5,343
    Net current liabilities of discontinued operations                                 17,846            17,019
                                                                                     --------          --------
              Total current liabilities                                                93,868            91,800
Long-term debt                                                                         65,608            65,874
Long-term accrued liabilities of discontinued operations, net                           5,970             9,280
Other long-term accrued liabilities                                                     6,735             6,724
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 shares issued
              and outstanding                                                           2,056             2,056
         6% cumulative convertible participating, 45,000 shares
              issued and outstanding                                                    4,267             4,204
    Common stock, $.01 par value; 50,000,000 shares authorized;
         9,741,715 and 9,738,375 shares issued and outstanding, respectively               97                97
    Treasury stock at cost, 8,078 and 6,208 shares, respectively                          (74)              (74)
    Additional paid-in capital                                                        244,917           244,287
    Deficit                                                                           (86,164)          (81,717)
                                                                                     --------          --------
              Total stockholders' equity                                              165,099           168,853
                                                                                     --------          --------
              Total liabilities and stockholders' equity                             $337,280          $342,531
                                                                                     ========          ========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         First fiscal quarter ended
                                                         --------------------------
                                                         June 27,          June 28,
                                                           1997              1996
                                                          ------            ------
                                                                 (Unaudited)
Revenues                                                   $98,181          $81,416
Cost and expenses:
      Cost of revenues                                      86,757           73,637
      Selling, general and administrative expenses           7,419            9,080
      Special charges                                        4,611               --
                                                           -------          -------
Operating loss                                                (606)          (1,301)
Interest, net                                               (1,028)          (1,356)
                                                           -------          -------
Loss before income taxes                                    (1,634)          (2,657)
(Provision) benefit for income taxes                        (1,280)           1,116
                                                           -------          -------
Net loss                                                    (2,914)          (1,541)
Less preferred stock dividends                              (1,533)          (1,050)
                                                           -------          -------
Net loss applicable to common stock                        $(4,447)         $(2,591)
                                                           =======          =======

Net loss per share                                         $  (.46)         $  (.28)
                                                           =======          =======


                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       First fiscal quarter ended
                                                                       --------------------------
                                                                         June 27,       June 28,
                                                                           1997           1996
                                                                          ------         ------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $ (2,914)        $ (1,541)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
           Depreciation and amortization                                   3,009            4,027
           Loss on disposal of remediation business                        1,800               --
           Minority interest in subsidiary                                    50               --
           Deferred income taxes                                           1,280           (1,225)
     Changes in assets and liabilities, net of effects
      from acquisitions and dispositions of business
           (Increase) decrease in receivables, net                        (6,522)          13,985
           Increase in prepaid expenses and other current assets            (265)            (323)
           Increase (decrease) in accounts payable                         7,645           (3,769)
           Decrease in accrued liabilities                                (2,440)            (878)
           Decrease in billings in excess of revenues                     (3,683)            (982)
           Decrease in other long-term accrued liabilities                   (39)            (101)
           Decrease in liabilities of discontinued operations             (2,633)          (2,293)
                                                                        --------         --------
      Net cash (used for) provided by operating activities                (4,712)           6,900
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of remediation business                    2,800               --
      Acquisition of business                                             (1,250)              --
      Capital expenditures                                                (1,025)            (592)
      Investment in Quanterra                                                 --             (475)
      Cash on deposit as collateral                                       (9,794)          (3,977)
      Other, net                                                             275             (148)
                                                                        --------         --------
      Net cash used for investing activities                              (8,994)          (5,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term borrowings                                     (15)             (57)
      Dividends paid on preferred stock                                     (899)          (1,050)
      Issuances of common stock                                               --               10
                                                                        --------         --------
      Net cash used for financing activities                                (914)          (1,097)
                                                                        --------         --------
Net (decrease) increase in cash and cash equivalents                     (14,620)             611

Cash and cash equivalents at beginning of period                          78,897           24,493
                                                                        --------         --------
Cash and cash equivalents at end of period                              $ 64,277         $ 25,104
                                                                        ========         ========

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

5. Included in accounts receivable at June 27, 1997 are billed receivables, unbilled receivables and retention in the amounts of $90,710,000, $12,489,000 and $8,522,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of June 27, 1997 were $41,729,000, $9,430,000 and $4,170,000, respectively. At March 28, 1997, billed receivables, unbilled receivables and retention were $89,975,000, $12,305,000 and $7,982,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 28, 1997 were $42,501,000, $9,162,000 and $4,105,000, respectively.

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

6. The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings-20 to 30 years, land improvements-3 to 20 years, and machinery and equipment-5 to 10 years including salvage value. The Hybrid Thermal Treatment System(R) (HTTS(R)) transportable incineration units are depreciated over the shorter of in-production operating days or on an 8-year straight-line basis (idle basis) to salvage value. The HTTS units are currently idle and continue to be depreciated as described. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

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

     In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

     incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid over $2,460,000 in termination benefits. In addition, the Company approved a plan to close 5 leased facilities and reduce the size of 11 other leased facilities by either sublease or abandonment. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of about 8 years. At June 27, 1997, $2,120,000 of the charge remained to be paid.

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

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the first fiscal quarters ended June 27, 1997 and June 28, 1996 is outlined in the table below:

                                                                 FISCAL QUARTER ENDED
                                                                 --------------------
                                                                  JUNE 27,   JUNE 28,
                                                                    1997      1996
                                                                   ------    ------


U.S. Department of Defense (DOD) ............................        45%        46%
U.S. Department of Energy (DOE) .............................        10         14
Other federal agencies ......................................         2          2
                                                                     --         --
                                                                     57         62

State and local governments.................................          6          6
                                                                     --         --

Total .......................................................        63%        68%
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

                      INTERNATIONAL TECHNOLOGY CORPORATION

Based upon a net deferred tax asset of $30,836,000 (net of a valuation allowance of $11,297,000) at June 27, 1997, and assuming a net 38% federal and state effective tax rate, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $81,000,000. Because of the Company's position in the industry, recent restructuring, existing backlog and acquisition strategies, management expects that its future taxable income and the use of tax-planning strategies (principally the maturing of any future capital gains and losses during the relevant carryforward or carryback period) will more likely than not allow the Company to fully realize its deferred tax asset of $30,836,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.


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

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the first quarter of fiscal year 1998 totaled $4,712,000 compared to $6,900,000 provided by operating activities in the prior year first quarter primarily due to the increase in accounts receivable resulting from the increase in revenues. Cash (used for) provided by operating activities, excluding cash flows related to discontinued operations, are $(2,079,000) and $9,193,000 for the first quarter ended June 27, 1997 and June 28, 1996, respectively. Cash outflows related to discontinued operations for the fiscal quarter ended June 27, 1997 and June 28, 1996 were $2,633,000 and $2,293,000, respectively and relate to previously accrued closure and post-closure costs for permitting and construction to close inactive treatment and disposal sites and payments made related to matters where the Company has been named as a potentially responsible party on certain sites. These activities are more fully described in the section on Transportation, Treatment and Disposal Discontinued Operations. Capital expenditures of $1,025,000 for the current first fiscal quarter were $433,000 greater than the prior fiscal year principally due to increased revenues, however management believes capital expenditures for fiscal year 1998 will be approximately the same as the $3,400,000 spent during fiscal year 1997, excluding any business acquisitions. Additionally in May 1997, the Company acquired PHR Environmental Consultants, Inc., a niche company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,250,000. Also in May 1997, the Company sold its California based remediation services business and received an initial payment of $2,800,000.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

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

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The DTSC

                      INTERNATIONAL TECHNOLOGY CORPORATION
continues to consider comments by the Company, and by other interested parties supporting alternative plans, and it is uncertain what plan DTSC may ultimately approve. The Company expects a plan and all necessary permits to be approved in mid-fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition of the Company. Pending approval of a closure plan, the Company has requested permission, and the DTSC has agreed through the amendment of a previously issued consent order, to allow the Company to promptly excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at June 27, 1997 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company has an agreement with a real estate developer to develop some of this property as part of a larger development in the local area involving a group of developers. The entitlement process has been delayed pending approval of the Company's closure plan for its adjacent disposal facility

                      INTERNATIONAL TECHNOLOGY CORPORATION
and local community review of growth strategy. This review is proceeding and initially recommends, on a non-binding basis, strategies for limiting growth in the area. Ultimately, if the developers' plans change or the developers are unable to obtain entitlements, the carrying value of this property could be significantly impaired. With regard to this property or any of the other residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

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

The PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al, U.S. District Court N. Dist Cal, Case No. C96-03147SI) against the current owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The current owner/operators of the site have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The current owner/operators also demanded indemnity from the Company pursuant to the lease agreement under which IT Corporation's predecessor operated the site, which demand the Company has rejected. The current owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

Failure of the PRP group to affect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other

                      INTERNATIONAL TECHNOLOGY CORPORATION
non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site, which could have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations.

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



INTERNATIONAL TECHNOLOGY CORPORATION
            (Registrant)




          ANTHONY J. DELUCA                              March 20, 1998
---------------------------------------                -----------------
          Anthony J. DeLuca
President and Chief Executive Officer
     and Duly Authorized Officer





         HARRY J. SOOSE, JR.                             March 20, 1998
---------------------------------------                -----------------
         Harry J. Soose, Jr.
     Vice President, Finance and
     Principal Accounting Officer