Form 10-Q/A
period 1997-09-26
INTERNATIONAL TECHNOLOGY CORP
filed 1998-03-24
CIK 731190

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

FOR THE TRANSITION PERIOD FROM_______________________TO_________________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No .....

At October 31, 1997 the registrant had issued and outstanding an aggregate of 9,733,288 shares of its common stock.

This report is an amendment to the Registrant's quarterly report on Form 10-Q for the quarter ended September 26, 1997. The report is being amended to revise the presentation of cash flows relating to discontinued operations in the Consolidated Statements of Cash Flows, modify the disclosures in footnotes 3, 5, 6 and 7 of the Notes to Condensed Consolidated Financial Statements and modify the Financial Condition section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 26, 1997



PART I.   FINANCIAL INFORMATION
                                                                                                          Page
                                                                                                          ----
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of September 26, 1997 (unaudited) and
                    March 28, 1997.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the Fiscal Quarter and Two Fiscal Quarters ended
                    September 26, 1997 and September 27, 1996 (unaudited).                                   4

                    Condensed Consolidated Statements of Cash Flows
                    for the Two Fiscal Quarters ended September 26, 1997
                    and September 27, 1996 (unaudited).                                                      5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                                6-9

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                       10-19



Signatures                                                                                                  20

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 26,     March 28,
                                                                                        1997             1997
                                                                                     -------------     ---------
                                                                                       (Unaudited)
                                         ASSETS                                              (In thousands)
Current assets:
    Cash and cash equivalents                                                         $ 62,247          $ 78,897
    Receivables, net                                                                   120,836           108,207
    Prepaid expenses and other current assets                                            3,949             4,077
    Deferred income taxes                                                               10,286            11,324
                                                                                      --------          --------
      Total current assets                                                             197,318           202,505
Property, plant and equipment, at cost:
    Land and land improvements                                                             693             1,330
    Buildings and leasehold improvements                                                 7,878             9,232
    Machinery and equipment                                                            132,047           140,630
                                                                                      --------          --------
                                                                                       140,618           151,192
              Less accumulated depreciation and amortization                           100,024           106,891
                                                                                      --------          --------
                   Net property, plant and equipment                                    40,594            44,301
Investment in Quanterra                                                                 16,300            16,300
Other assets                                                                            42,791            39,377
Long-term assets of discontinued operations                                             40,048            40,048
                                                                                      --------          --------
                   Total assets                                                       $337,051          $342,531
                                                                                      ========          ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $ 38,757          $ 29,571
    Accrued liabilities                                                                 33,726            32,640
    Billings in excess of revenues                                                       1,957             7,227
    Short-term debt, including current portion of long-term debt                         3,820             5,343
         Net current liabilities of discontinued operations                             17,000            17,019
                                                                                      --------          --------
              Total current liabilities                                                 95,260            91,800
Long-term debt                                                                          65,711            65,874
Long-term accrued liabilities of discontinued operations, net                            2,349             9,280
Other long-term accrued liabilities                                                      7,464             6,724
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 shares issued
              and outstanding                                                            2,056             2,056
         6% cumulative convertible participating, 45,000 shares
              issued and outstanding                                                     4,330             4,204
    Common stock, $.01 par value; 50,000,000 shares authorized;
         9,734,233 and 9,738,375 shares issued and outstanding, respectively                97                97
    Treasury stock at cost, 8,078 and 6,208 shares, respectively                           (74)              (74)
    Additional paid-in capital                                                         245,551           244,287
    Deficit                                                                            (85,693)          (81,717)
                                                                                      --------          --------
         Total stockholders' equity                                                    166,267           168,853
                                                                                      --------          --------
         Total liabilities and stockholders' equity                                   $337,051          $342,531
                                                                                      ========          ========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Fiscal quarter ended            Two fiscal quarters ended
                                                      -------------------------------    -------------------------------
                                                      September 26,     September 27,    September 26,     September 27,
                                                           1997              1996             1997             1996
                                                       ------------     -------------    -------------     -------------
                                                                                (Unaudited)
Revenues                                                $ 102,840         $ 92,490         $ 201,021         $ 173,906
Cost and expenses:
    Cost of revenues                                       91,428           83,351           178,185           156,988
    Selling, general and administrative expenses            6,919            8,633            14,338            17,713
    Special charges                                            --            8,403             4,611             8,403
                                                        ---------         --------         ---------         ---------
Operating income (loss)                                     4,493           (7,897)            3,887            (9,198)
Interest, net                                              (1,121)          (1,303)           (2,149)           (2,659)
                                                        ---------         --------         ---------         ---------
Income (loss) before income taxes                           3,372           (9,200)            1,738           (11,857)
(Provision) benefit for income taxes                       (1,450)             310            (2,730)            1,426
                                                        ---------         --------         ---------         ---------
Net income (loss)                                           1,922           (8,890)             (992)          (10,431)
Less preferred stock dividends                             (1,537)          (1,050)           (3,070)           (2,100)
                                                        ---------         --------         ---------         ---------
Net income (loss) applicable to common stock            $     385         $ (9,940)        $  (4,062)        $ (12,531)
                                                        =========         ========         =========         =========
Net income (loss) per share                             $     .04         $  (1.09)        $    (.42)        $   (1.37)
                                                        =========         ========         =========         =========


                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Two fiscal quarters ended
                                                                           -----------------------------
                                                                           September 26,   September 27,
                                                                               1997               1996
                                                                           -------------   -------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $   (992)          $(10,431)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                          5,058              7,868
         Loss on disposal of remediation business                               1,800                 --
         Minority interest in subsidiary                                          130                 --
         Deferred income taxes                                                  2,419             (1,644)
     Changes in assets and liabilities, net of effects
     from acquisitions and dispositions of business
         (Increase) decrease in receivables, net                              (14,078)            16,217
         Decrease in prepaid expenses and other current assets                    105                458
         Increase in accounts payable                                           9,281              4,095
         Increase in accrued liabilities                                          459              3,064
         Decrease in billings in excess of revenues                            (5,287)            (1,498)
         (Decrease) increase in other long-term accrued liabilities              (175)             1,354
         Decrease in liabilities of discontinued operations                    (7,100)            (5,743)
                                                                             --------           --------
     Net cash (used for) provided by operating activities                      (8,380)            13,740
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of remediation business                          2,800                 --
     Acquisition of businesses                                                 (5,340)                --
     Capital expenditures                                                      (1,954)            (1,584)
     Investment in Quanterra                                                       --               (950)
     Cash on deposit as collateral                                                 --             (4,187)
     Other, net                                                                  (603)               628
                                                                             --------           --------
     Net cash used for investing activities                                    (5,097)            (6,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                        (2,274)               (84)
     Dividends paid on preferred stock                                           (899)            (2,100)
     Issuances of common stock                                                     --                 20
                                                                             --------           --------
     Net cash used for financing activities                                    (3,173)            (2,164)
                                                                             --------           --------
Net (decrease) increase in cash and cash equivalents                          (16,650)             5,483
Cash and cash equivalents at beginning of period                               78,897             24,493
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $ 62,247           $ 29,976
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

2.   Net income (loss) per common share is computed by dividing net income
     (loss) applicable to common stock by the weighted average number of outstanding common shares during each period as follows:

                                                           Average
            Fiscal quarter ended                  common shares outstanding
            --------------------                  -------------------------
             September 26, 1997                          9,739,755
             September 27, 1996                          9,101,267

                                                          Average
          Two fiscal quarters ended               common shares outstanding
          -------------------------               -------------------------
              September 26, 1997                          9,740,735
              September 27, 1996                          9,125,863

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

5. Included in accounts receivable at September 26, 1997 are billed receivables, unbilled receivables and retention in the amounts of $101,569,000, $13,479,000 and $7,247,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of September 26, 1997 were $41,249,000, $9,424,000 and $3,290,000, respectively. At
     March 28, 1997, billed receivables, unbilled receivables and retention were $89,975,000, $12,305,000 and $7,982,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 28, 1997 were $42,501,000, $9,162,000 and $4,105,000, respectively.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

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

     The Convertible Preferred Stock and warrants may at any time, at the option of Carlyle, be converted into IT common shares. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. Carlyle presently owns approximately 38% of the voting power of the Company, and assuming the conversion of all of the Convertible Preferred Stock into Common Stock and the exercise of all of the warrants, Carlyle would own approximately 43% of the voting power of the Company. The terms of the Convertible Preferred Stock provide that, to November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

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

REVENUES

Revenues for the second quarter of fiscal year 1998 increased 11.1% to $102,840,000, compared to revenues of $92,490,000 reported in the second quarter of the prior fiscal year. Of this $10,350,000 comparative quarterly revenue increase, 49% reflects growth from targeted commercial industry opportunities and 43% resulted from business acquisitions, principally Chi Mei Entech/Scientech, Ltd., a Taiwan-based waste water treatment design/build firm which was acquired in November 1996. Revenues from the Company's federal government contracts were stable during these comparative periods as increased Department of Defense (DOD) activity was offset by the completion of contracts funded by other federal government agencies including the Department of Energy
(DOE).

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

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the second fiscal quarter and the two fiscal quarters ended September 26, 1997 and September 27, 1996 is outlined in the table below:

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                                 FISCAL QUARTER ENDED              TWO FISCAL QUARTERS ENDED
                                              ------------------------------     ------------------------------
                                              SEPTEMBER 26,    SEPTEMBER 27,     SEPTEMBER 26,    SEPTEMBER 27,
                                                  1997             1996               1997             1996
                                              -------------    -------------     -------------    -------------
SOURCE
------
Federal government:
    U.S. Department of Defense (DOD)               44%               43%               45%               44%
    U.S. Department of Energy (DOE) ....           10                15                10                15
    Other federal agencies .............            3                 5                 2                 4
                                                   --                --                --                --
                                                   57                63                57                63
State and local governments ........                6                 6                 6                 6
                                                   --                --                --                --
    Total ..........................               63%               69%               63%               69%
                                                   ==                ==                ==                ==

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

                                        Fiscal quarter ended                       Two fiscal quarters ended
                                 ------------------------------------         -------------------------------------
                                 September 26,          September 27,         September 26,           September 27,
   Dividend Summary                   1997                  1996                   1997                   1996
---------------------            -------------          -------------         -------------           -------------
Cash 7%
    Preferred Stock               $  898,000             $1,050,000             $1,797,000             $2,100,000

Imputed (Non-cash) 6%
    Preferred Stock                  639,000                     --              1,273,000                     --
                                  ----------             ----------             ----------             ----------
         Total                    $1,537,000             $1,050,000             $3,070,000             $2,100,000

Commencing with November 21, 1997, the 6% Preferred Stock outstanding is entitled to a 3% inkind stock dividend for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately 3% will never be paid in cash. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

                      INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital at September 26, 1997 was $102,058,000 which is a decrease of $8,647,000 from March 28, 1997. The current ratio at September 26, 1997 was 2.07:1 which compares to 2.21:1 at March 28, 1997.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the first two quarters of fiscal year 1998 totaled $8,380,000 compared to $13,740,000 provided by operating activities in the corresponding six-month period of the prior fiscal year primarily due to an increase in accounts receivable resulting from the increase in revenues. Cash (used for) provided by operating activities, excluding cash flows related to discontinued operations, are $(1,280,000) and $19,483,000 for the first two fiscal quarters ended September 26, 1997 and September 27, 1996, respectively. Cash outflows related to discontinued operations for the two fiscal quarters ended September 26, 1997 and September 27, 1996 were $7,100,000 and $5,743,000, respectively and relate to previously accrued closure and post-closure costs for permitting and construction to close inactive treatment and disposal sites and payments made related to matters where the Company has been named as a potentially responsible party on certain sites. These activities are more fully described in the section on Transportion, Treatment and Disposal Discontinued Operations. Capital expenditures of $1,954,000 for the current two fiscal quarters were $370,000 higher than the prior fiscal year principally due to the corporate relocation and information system hardware upgrades; however, management believes capital expenditures for fiscal year 1998 will be approximately the same as the $3,400,000 spent during fiscal year 1997, excluding any business acquisitions. In May 1997, the Company acquired PHR Environmental Consultants, Inc., a company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,271,000. Also in May 1997, the Company sold its California based remediation services business and received an initial payment of $2,800,000. In September 1997, the Company acquired Pacific Environmental Group (PEG), a leading provider of a broad range of environmental consulting and engineering services to major oil companies for an initial payment and related expenses of $4,266,000.

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

At the November 20 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Carlyle Investment. The Company issued to Carlyle 45,000 shares of Convertible Preferred Stock having a liquidation preference of $1,000 per

                      INTERNATIONAL TECHNOLOGY CORPORATION
share, and warrants to purchase 1,250,000 shares of IT common stock at $11.39 per share. The $40,609,000 net proceeds to the Company (after related offering costs of $4,391,000) will be used by IT to finance business acquisitions, as well as for working capital and general corporate purposes (see Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Carlyle Investment).

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company provided such financial assurance equal to its estimate for closure costs as of March 1, 1997 (which could be subject to increases at later dates as a result of regulatory requirements) in the form of a corporate guarantee of approximately $18,000,000, letters of credit totaling approximately $2,700,000 and a trust fund containing approximately $15,700,000, and has purchased annuities which will mature over the next 30 years to pay for its estimates of post-closure costs. Subsequent to September 26, 1997, the letters of credit in support of these costs were reduced to zero.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

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

After a period of public review and comment, in June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge

                      INTERNATIONAL TECHNOLOGY CORPORATION
of produced waters are available. The PRP group continues to believe that its preferred alternative of natural attenuation and continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate. As part of the RAP, the DTSC also advised the PRP group of its position that both the group and the current owner/operators are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

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



INTERNATIONAL TECHNOLOGY CORPORATION
           (Registrant)




           ANTHONY J. DELUCA                            March 20, 1998
-------------------------------------                --------------------
           Anthony J. DeLuca
President and Chief Executive Officer
      and Duly Authorized Officer





          HARRY J. SOOSE, JR.                           March 20, 1998
-------------------------------------                --------------------
          Harry J. Soose, Jr.
      Vice President, Finance and
      Principal Accounting Officer