Form 10-Q/A
period 1997-12-26
INTERNATIONAL TECHNOLOGY CORP
filed 1998-03-24
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                  FORM 10-Q/A
                                 AMENDMENT NO. 1
(MARK ONE)

[ X ] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 26, 1997
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________TO___________________________


COMMISSION FILE NUMBER    1-9037
                         --------

                      INTERNATIONAL TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              33-0001212
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 372-7701

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

This report is an amendment to the Registrant's quarterly report on Form 10-Q for the quarter ended December 26, 1997. The report is being amended to modify the disclosures in footnotes 6 and 10 of the Notes to Condensed Consolidated Financial Statements and modify the Financial Condition section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED DECEMBER 26, 1997


PART I.   FINANCIAL INFORMATION
                                                                                                          Page
                                                                                                          ----
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of December 26, 1997 (unaudited) and
                    March 28, 1997.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the Fiscal Quarter and Three Fiscal Quarters ended
                    December 26, 1997 and December 27, 1996 (unaudited).                                     4

                    Condensed Consolidated Statements of Cash Flows
                    for the Three Fiscal Quarters ended December 26, 1997
                    and December 27, 1996 (unaudited).                                                       5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                               6-10

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                       11-22


                    Signatures                                                                              23

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 26,        March 28,
                                                                                         1997                1997
                                                                                      ------------        ----------
                                                                                               (Unaudited)
                                              ASSETS
                     (In thousands)
Current assets:
      Cash and cash equivalents                                                       $ 54,128           $ 78,897
      Receivables, net                                                                 115,518            108,207
      Prepaid expenses and other current assets                                          5,588              4,077
      Deferred income taxes                                                             10,370             11,324
                                                                                      --------           --------
         Total current assets                                                          185,604            202,505
Property, plant and equipment, at cost:
      Land and land improvements                                                           695              1,330
      Buildings and leasehold improvements                                               7,403              9,232
      Machinery and equipment                                                          132,357            140,630
                                                                                      --------           --------
                                                                                       140,455            151,192
         Less accumulated depreciation and amortization                                101,320            106,891
                                                                                      --------           --------
              Net property, plant and equipment                                         39,135             44,301
Investment in Quanterra                                                                 16,300             16,300
Other assets                                                                            43,410             39,377
Long-term assets of discontinued operations                                             40,048             40,048
                                                                                      --------           --------
         Total assets                                                                 $324,497           $342,531
                                                                                      ========           ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $ 38,735           $ 29,571
      Accrued liabilities                                                               29,699             32,640
      Billings in excess of revenues                                                     1,978              7,227
      Short-term debt, including current portion of long-term debt                       4,134              5,343
      Net current liabilities of discontinued operations                                11,168             17,019
                                                                                      --------           --------
         Total current liabilities                                                      85,714             91,800
Long-term debt                                                                          65,650             65,874
Long-term accrued liabilities of discontinued operations, net                            2,349              9,280
Other long-term accrued liabilities                                                      7,321              6,724
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 shares issued
                  and outstanding                                                        2,056              2,056
         6% cumulative convertible participating, 45,000 shares
                  issued and outstanding                                                 4,382              4,204
      Common stock, $.01 par value; 50,000,000 shares authorized;
         9,733,288 and 9,738,375 shares issued and outstanding, respectively                97                 97
      Treasury stock at cost, 8,078 and 6,208 shares, respectively                         (74)               (74)
      Additional paid-in capital                                                       246,074            244,287
      Deficit                                                                          (89,072)           (81,717)
                                                                                      --------           --------
         Total stockholders' equity                                                    163,463            168,853
                                                                                      --------           --------
         Total liabilities and stockholders' equity                                   $324,497           $342,531
                                                                                      ========           ========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Fiscal quarter ended                 Three fiscal quarters ended
                                                          -------------------------------         --------------------------------
                                                          December 26,       December 27,         December 26,        December 27,
                                                              1997               1996                 1997                1996
                                                          ------------       ------------         ------------        ------------
                                                                                       (Unaudited)
Revenues                                                   $ 105,157           $ 92,513           $ 306,178           $ 266,419
Cost and expenses:
     Cost of revenues                                         93,387             82,790             271,572             239,778
     Selling, general and administrative expenses              6,844              7,626              21,182              25,339
     Special charges                                           3,943                 --               8,554               8,403
                                                           ---------           --------           ---------           ---------
Operating income (loss)                                          983              2,097               4,870              (7,101)
Interest, net                                                 (1,237)            (1,446)             (3,386)             (4,105)
                                                           ---------           --------           ---------           ---------
Income (loss) before income taxes                               (254)               651               1,484             (11,206)
(Provision) benefit for income taxes                          (1,586)              (280)             (4,316)              1,146
                                                           ---------           --------           ---------           ---------
Net income (loss)                                             (1,840)               371              (2,832)            (10,060)
Less preferred stock dividends                                (1,539)            (1,295)             (4,609)             (3,395)
                                                           ---------           --------           ---------           ---------
Net loss applicable to common stock                        $  (3,379)          $   (924)          $  (7,441)          $ (13,455)
                                                           =========           ========           =========           =========
Basic loss per common share                                $    (.35)          $   (.10)          $    (.76)          $   (1.48)
                                                           =========           ========           =========           =========



                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Three fiscal quarters ended
                                                                                 ---------------------------
                                                                                 December 26,    December 27,
                                                                                    1997             1996
                                                                                 ------------    ------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (2,832)        $(10,060)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                              7,528           11,208
         Loss on disposal of remediation business                                   1,800               --
         Loss on Helen Kramer claim                                                 3,943               --
         Minority interest in subsidiary                                              124              (27)
         Deferred income taxes                                                      3,988           (1,472)
     Changes in assets and liabilities, net of effects
      from acquisitions and dispositions of business
         (Increase) decrease in receivables, net                                  (10,377)          18,292
         (Increase) decrease in prepaid expenses and other current assets          (1,577)             697
         Increase in accounts payable                                               6,683            5,410
         Decrease in accrued liabilities                                           (3,637)            (378)
         (Decrease) increase in billings in excess of revenues                     (5,266)           1,175
         (Decrease) increase in other long-term accrued liabilities                  (312)             977
         Decrease in liabilities of discontinued operations                       (12,932)         (11,909)
                                                                                 --------         --------
     Net cash (used for) provided by operating activities                         (12,867)          13,913
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of remediation business                              2,800               --
     Acquisition of businesses, net of cash acquired                               (5,417)          (1,455)
     Capital expenditures                                                          (2,540)          (2,602)
     Investment in Quanterra                                                           --           (3,325)
     Cash on deposit as collateral                                                   (500)              --
     Other, net                                                                    (2,412)             770
                                                                                 --------         --------
     Net cash used for investing activities                                        (8,069)          (6,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                            (2,036)            (106)
     Long-term borrowings                                                              --              281
     Net proceeds from preferred stock and warrants issued to Carlyle                  --           41,000
     Dividends paid on preferred stock                                             (1,797)          (3,150)
     Issuances of common stock                                                         --                1
                                                                                 --------         --------
     Net cash (used for) provided by financing activities                          (3,833)          38,026
                                                                                 --------         --------
Net (decrease) increase in cash and cash equivalents                              (24,769)          45,327
Cash and cash equivalents at beginning of period                                   78,897           24,493
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 54,128         $ 69,820
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

          The weighted average number of common shares outstanding during the period used in the calculation of basic earnings (loss) per common share follows:

                                                          Average
            Fiscal quarter ended                  common shares outstanding
          ------------------------              -----------------------------
             December 26, 1997                           9,734,233
             December 27, 1996                           9,048,249

                                                          Average
         Three fiscal quarters ended              common shares outstanding
          ------------------------              -----------------------------
             December 26, 1997                           9,738,568
             December 27, 1996                           9,099,726

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

6. In December 1997, the Company settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the Environmental Protection Agency and the Department of Justice (jointly "Government") arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14,500,000 payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4,300,000 to the Government to resolve related civil claims by the Government. IT's share of the joint venture results is 60%, accordingly, IT received net cash of $6,000,000, its proportionate share of the settlement. In December 1997, the Company recorded a non-cash pre-tax charge of $3,943,000 as the cash received was less than the unbilled and billed receivables related to this project which totaled approximately $9,200,000 and $700,000, respectively.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the third fiscal quarter and the three fiscal quarters ended December 26, 1997 and December 27, 1996 are outlined in the table below:

                                                 FISCAL QUARTER ENDED           THREE FISCAL QUARTERS ENDED
                                              ----------------------------      ----------------------------
                                              DECEMBER 26,    DECEMBER 27,      DECEMBER 26,    DECEMBER 27,
                                                 1997             1996             1997             1996
                                              ------------    ------------      ------------    ------------
SOURCE
------

Federal government:
    U.S. Department of Defense (DOD)......        46%              41%              45%              43%
    U.S. Department of Energy (DOE) ..........     8               14                9               14
    Other federal agencies ...................     1                4                2                4
                                                  --               --               --               --
                                                  55               59               56               61

State and local governments ..............         5                8                6                7
                                                  --               --               --               --

    Total ................................        60%              67%              62%              68%
                                                  ==               ==               ==               ==

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)

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

A portion of IT's revenues (approximately 4% in the first three quarters of fiscal year 1998) were derived from a large thermal remediation contract utilizing the Company's Hybrid Thermal Treatment System(R) (HTTS(R)) incineration technology. Incineration as a remedy under the CERCLA continues to come under legislative and regulatory pressures as well as commercial pressures due to its relatively high cost. If the Company is unable to permit and use thermal treatment on future remediation projects in the United States due to either regulatory or market factors, the Company would have to find alternative uses for its HTTS equipment, such as foreign installations. The Company has been aggressively pursuing opportunities outside the United States to deploy the HTTS(R) equipment and related technology. The Company has entered into two project specific joint ventures with international partners and has dedicated personnel pursuing and evaluating several other potential projects. If the joint venture and project opportunities are not executed and additional contracts are not won, there could be a negative effect to the Company. At December 26, 1997, IT's HTTS equipment had a net book value of approximately $10,100,000 and this equipment is currently idle.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)

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

                                                    Fiscal quarter ended                Three fiscal quarters ended
                                              ---------------------------------       --------------------------------
                                              December 26,         December 27,       December 26,        December 27,
   Dividend Summary                               1997                 1996               1997                1996
-----------------------                       ------------         ------------       ------------        ------------
Cash 7% Preferred                              $  899,000           $1,050,000          $2,696,000          $3,150,000

Non-cash 6%
    Imputed                                       352,000              245,000           1,625,000             245,000
    In kind common 3% stock dividend              288,000                   --             288,000                  --
                                               ----------           ----------          ----------          ----------
         Total                                 $1,539,000           $1,295,000          $4,609,000          $3,395,000

Commencing with November 21, 1997, the 6% Preferred Stock outstanding accrues a 3% inkind stock dividend for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately 3% will never be paid in cash and simply represents the amortization of the fair market value adjustment recorded at the date of issuance. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                               FINANCIAL CONDITION

Working capital at December 26, 1997 was $99,890,000 which is a decrease of $10,815,000 from March 28, 1997. The current ratio at December 26, 1997 was 2.17:1 which compares to 2.21:1 at March 28, 1997.

Cash used by operating activities, including cash outflows related to discontinued operations, for the first three quarters of fiscal year 1998 totaled $12,867,000 compared to $13,913,000 provided by operating activities in the corresponding nine-month period of the prior fiscal year primarily due to an increase in accounts receivable resulting from the increase in revenues in the current year. Cash (used for) provided by operating activities, excluding cash flows related to discontinued operations, are $(8,635,000) and $25,822,000 for the three fiscal quarters ended December 26, 1997 and December 27, 1996, respectively. Cash outflows related to discontinued operations for the three fiscal quarters ended December 26, 1997 and December 27, 1996 were $12,932,000 and $11,909,000, respectively and relate to previously accrued closure and post-closure costs for permitting and construction to close inactive treatment and disposal sites and payments made related to matters where the Company has been named as a potentially responsible party on certain sites. These activities are more fully described in the section on Transportation, Treatment and Disposal Discontinued Operations. Capital expenditures of $2,540,000 for the current three fiscal quarters were approximately the same as the prior fiscal year; and management believes capital expenditures for the remainder of fiscal year 1998 will be approximately the same as the amount spent during fiscal year 1997, excluding any business acquisitions. During the first three quarters of fiscal year 1998, the Company has acquired two companies. These include the May 1997 acquisition of PHR Environmental Consultants, Inc., a company that provides environmental historical research and investigation, for an initial payment and related expenses of $1,271,000 and the September 1997 acquisition of Pacific Environmental Group (PEG), a leading provider of a broad range of environmental consulting and engineering services to major oil companies for an initial payment and related expenses of $4,200,000. In addition, the Company sold its California based remediation services business and received an initial payment of $2,800,000 in May 1997. On December 23, 1997, the Company purchased two Environmental Protection Agency (EPA) contracts for approximately $2,000,000. These five year contracts are valued at approximately $94 million and involve a broad range of remedial action work.

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

IT will execute the Tender Offer with a $240 million credit facility, (the "Tender Offer Credit Facilities") which will be used to fund the Tender Offer and for acquisitions and working capital. In addition, the Tender Offer Credit Facility will be used to refinance IT's existing $65 million principal amount of senior notes. During the fourth quarter of fiscal year 1998, the Company will incur a $8.7 million pre-tax charge as an extraordinary item as a result of the refinancing and early extinguishment of the Company's $65 million senior notes. This $8.7 million pre-tax charge will include an approximate $5.1 million payment to the lenders of the $65 million senior notes as a prepayment penalty (Make-Whole Provision) and a $3.6 million non-cash charge to write off the related unamortized debt issue costs. The Company expects to take

                      INTERNATIONAL TECHNOLOGY CORPORATION
substantial special charges in connection with the integration of OHM during fiscal year 1999. The Company believes substantial cost synergies will be achieved as a result of the acquisition and related integration plan.

The Tender Offer Credit Facility will be secured by a security interest in substantially all of the assets of IT and its subsidiaries (including the shares of OHM Common Stock acquired by the Company upon completion of the Tender Offer but excluding the assets of OHM and its subsidiaries). Loans made under the Tender Offer Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) for a period of four months from the tender offer funding date. If the loans continue to be outstanding on that date, the rate will increase by 1.00% per annum, and will increase by an additional 0.50% per annum on the corresponding date in each of the six succeeding months, if the loans are still outstanding on those dates. The loans made under the Tender Offer Credit Facilities will not amortize, and will be payable in full at their maturity at the earlier of the Merger Credit Facilities (as defined below) funding date or 18 months.

To complete the merger, IT will effect a $425 million refinancing (the "Merger Credit Facilities"). This new credit facility will replace IT's Tender Offer Credit Facilities and OHM debt.

The Merger Credit Facilities will consist of an eight year amortizing term loan of up to $225 million and a six-year revolving credit facility of up to $200 million. (The terms of the commitments provide that the lenders, at their option, may reallocate up to $50.0 million from the revolving credit facility to the term loan.) The proceeds of loans made under the Merger Credit Facilities will be used to finance the cash consideration to be paid in the Merger, to pay related expenses and costs, to refinance IT's loans outstanding under the Tender Offer Credit Facility and OHM's loans outstanding under its existing credit facility (under which approximately $60.2 million was outstanding as of February 9, 1998), to provide working capital for IT and its subsidiaries (including OHM and its subsidiaries), and for general corporate purposes of IT and its subsidiaries. The Merger Credit Facilities will be secured by a security interest in substantially all of the assets of IT and its subsidiaries (including the assets of OHM and its subsidiaries). The term loans made under the Merger Credit Facilities will bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum), and revolving loans made under the Merger Credit Facilities will bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum), through the date that is six months after completion of the Merger, with adjustments thereafter based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The term loan made under the Merger Credit Facilities will amortize on a quarterly basis in aggregate annual installments of $2.25 million for the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. IT will also be required to prepay portions of the term loans under the Merger Credit Facilities with the net proceeds of any asset sales and certain debt and equity financings, and with a portion of IT's consolidated excess cash flow annually. The Credit Facilities include certain representations, warranties, covenants, and other conditions customary for facilities of this type.

At the completion of the OHM merger, if successfully consummated, the Company will have sufficient availability under the Merger Credit Facilities to meet currently foreseeable needs. As a result, management believes its current liquidity position is sufficient to meet foreseeable requirements, as well as to fund expansion and diversification of the Company's business through both internal growth and acquisitions.

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

The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the

                      INTERNATIONAL TECHNOLOGY CORPORATION
future, could affect liquidity. IT is not committed to make, and does not presently intend to make, additional contributions to Quanterra, but it has the option to make future pro rata contributions to maintain its 19% interest. Although Quanterra has experienced net losses in the past three years, the level of net loss has decreased over the past several quarters, and Quanterra has recently produced break-even operations and positive operating cash flow. The Company will continue to evaluate the ultimate recoverability of its investment in Quanterra (which is carried at $16,300,000 on the December 26, 1997 condensed consolidated balance sheet) on an ongoing basis and will recognize any impairment in value should it occur.

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

The Company continues to have significant cash requirements, including working capital, capital expenditures, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations below), interest, preferred dividend obligations and contingent liabilities. Management believes that through its existing financing package and the Merger Credit Facilities discussed previously, the Company's liquidity position is expected to be sufficient to meet foreseeable requirements.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION

On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluated the Company's preferred closure plan as well as several alternative plans and stated that the Company's preferred closure plan was environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90-day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. Although in December 1997, DTSC certified the final EIR, which determined that the Company's plan was the environmentally superior alternative, the DTSC continues to consider comments on the closure plans from the Company, and from other interested parties supporting alternative plans, and it is uncertain what plan or hybrid of plans DTSC may ultimately approve. While approval of the final closure plan continues to be delayed, the Company now expects a plan and all necessary permits to be approved in the fourth quarter of fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition, liquidity and results of operations of the Company. As a part of the site closure, the Company has requested permission, and the DTSC has agreed, to allow the Company to excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

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

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at December 26, 1997 is principally comprised of residual land at the inactive disposal facilities and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. The Company had previously formulated development plans and an agreement with a developer for some of this property as part of a larger

                      INTERNATIONAL TECHNOLOGY CORPORATION
development in the local area. The entitlement process was delayed pending approval of the Company's closure plan for its adjacent disposal facility and local community review of growth strategy. This review recommended strategies for limiting growth in the area. These growth-limiting recommendations have now been incorporated in a draft general plan and environmental impact report which have been released for public comments during a period ending in March 1998. Ultimately, if development plans are materially restricted or acceptable entitlements are unobtainable, the carrying value of this property could be significantly impaired. In regard to any of the residual land, there is no assurance as to the timing of sales or the Company's ability to ultimately liquidate the land for the sale prices assumed. Consequently, if the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

In September 1987, the Company was served with a Remedial Action Order (RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the Company's predecessor's facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and

                      INTERNATIONAL TECHNOLOGY CORPORATION
industrial waste site (overlying the former liquid hazardous waste site) and, until 1992, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

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

After a period of public review and comment, in June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. The PRP group continues to believe that its preferred alternative of natural attenuation and continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate. As part of the RAP, the DTSC also advised the PRP group of its position that both the group and the current owner/operators are responsible for paying the future closure and post-closure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000.

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



INTERNATIONAL TECHNOLOGY CORPORATION
           (Registrant)




               ANTHONY J. DELUCA                      March 20, 1998
---------------------------------------------      --------------------
               Anthony J. DeLuca
    President and Chief Executive Officer
          and Duly Authorized Officer





               HARRY J. SOOSE, JR.                    March 20, 1998
---------------------------------------------      --------------------
              Harry J. Soose, Jr.
         Vice President, Finance and
         Principal Accounting Officer