Form 10-K/A
period 1997-03-28
INTERNATIONAL TECHNOLOGY CORP
filed 1998-03-26
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                  FORM 10-K/A
                               (Amendment No. 2)
(Mark One)


[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------
                          Commission file number 1-9037
                                                 ------
                      INTERNATIONAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
           Delaware                                         33-0001212
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

            2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
                                                  ------------------------------
   Title of each class                                     registered
   -------------------                                     ----------
Common Stock, $.01 Par Value                   New York Stock Exchange; Pacific Stock Exchange
Preferred Stock Depositary Shares              New York Stock Exchange; Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -------  -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 13, 1997, was approximately $75,284,000 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At June 13, 1997 the registrant had issued and outstanding an aggregate of 9,741,715 shares of its common stock, including 6,208 shares held in treasury.

                       Documents Incorporated by Reference

                                      None.

This report is an amendment to the International Technology Corporation annual report on Form 10-K for the year ended March 28, 1997. The report is being amended to (1) modify Management's Discussion and Analysis of Results of Operations and Financial Condition; Results of Operations-Quanterra, Other Income (Expense) and Income Taxes and Liquidity and Capital Resources, (2) revise the presentation of cash flows relating to discontinued operations in the Consolidated Statements of Cash Flows, (3) modify the disclosures in the Notes to Condensed Consolidated Financial Statements, (4) file the financial statements of Quanterra Inc. for the year ended December 31, 1995, under Item
14. Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent Owned Persons and (5) file the Consent of Ernst & Young LLP, under
Exhibit 23, related to the Quanterra Inc. financial statements.

The following items to the Company's annual report on Form 10-K/A are being filed herewith:

PART II   Item 7    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

          Item 8    Financial Statements and Supplementary Data

PART IV   Item 14   Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K

                      INTERNATIONAL TECHNOLOGY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 28, 1997

                                TABLE OF CONTENTS

Item                                PART II                                 Page
----                                                                        ----

 7       Management's Discussion and Analysis of Results of Operations
             and Financial Condition.......................................    2
 8       Financial Statements and Supplementary Data.......................   11

                                     PART IV

14       Exhibits, Financial Statement Schedule and Reports on Form 8-K....   38

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


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

QUANTERRA

     In June 1994, the Company and an affiliate of Corning Incorporated combined the two companies' environmental analytical services businesses into a 50%/50% jointly-owned company (Quanterra), which was recapitalized effective December 29, 1995, with IT retaining a 19% ownership interest. (See Liquidity and Capital Resources and Notes to Consolidated Financial Statements - Quanterra.) IT's 50% investment in Quanterra was accounted for under the equity method through December 29, 1995, and the remaining 19% investment is now accounted for under the cost method. In the nine months ended March 31, 1995, the initial period of Quanterra's operations, the Company reported equity in net loss of Quanterra of $9,827,000 (including a $9,264,000 charge for integration) and, in the six months ended September 29, 1995, the Company reported equity in net loss of Quanterra of $1,821,000. In the quarter ended December 29, 1995, the Company reported equity in net loss of Quanterra of $24,595,000, principally related to the recapitalization of Quanterra noted above. The events that led to the other than temporary decline in the value of the Company's investment in Quanterra occurred in December 1995 when it became evident that Quanterra's net loss would increase significantly in comparison to the September 1995 quarterly results and it became apparent that Quanterra would require additional capital from its owners to meet its liquidity needs in 1996. These two events led to the recapitalization transaction and the Company's loss recognition.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


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

     In fiscal year 1995, the Company recorded a charge of $3,800,000 to provide for potential settlement and defense costs related to certain class action shareholder litigation. The Company paid approximately this amount in cash in fiscal year 1997 when the class action lawsuit was formally settled.

INTEREST, NET

     Net interest expense was 1.5%, 1.6% and 1.7% of revenues in fiscal years 1997, 1996 and 1995, respectively. The following table shows net interest expense for the three fiscal years ended March 28, 1997.

                                                                              Year ended
                                                              -------------------------------------------
                                                              March 28,         March 29,        March 31,
                                                                1997              1996             1995
                                                              ---------         ---------        --------
                                                                             (In thousands)
     Interest incurred....................................     $  7,168          $ 7,014          $ 8,065
     Capitalized interest.................................            -                -             (484)
     Interest income......................................       (1,908)            (569)            (471)
                                                               --------          -------          -------
       Interest, net......................................     $  5,260          $ 6,445          $ 7,110
                                                               ========          =======          =======

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


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

     Cash provided by operating activities for fiscal year 1997 totaled $24,795,000, a $10,614,000 increase from the $14,181,000 of cash provided by operating activities in the prior fiscal year principally due to the improvement in receivables management. The Company has revised its cash flows from operating activities to include cash outflows related to discontinued operations of $14,041,000, $11,704,000 and $11,324,000 in fiscal years 1997, 1996 and 1995, respectively. These cash outflows related to discontinued operations relate to previously accrued closure and post-closure costs for permitting and construction to close inactive treatment and disposal sites and payments made related to matters where the Company has been named as a potentially responsible party on certain sites. For further information on these activities, see Notes to Consolidated Financial Statements - Discontinued operations. Cash flows from operating activities, excluding cash flows related to discontinued operations, are $38,836,000, $25,885,000 and $13,575,000 in fiscal years 1997, 1996 and
1995, respectively. Capital expenditures were $3,361,000, $4,696,000 and $10,533,000 for fiscal years 1997, 1996 and 1995, respectively. During fiscal year 1997, capital expenditures decreased as the Company's decline in revenues reduced the need for new equipment. Management believes capital expenditures in fiscal year 1998 will remain stable or increase slightly from those of fiscal year 1997, excluding any business acquisitions or strategic investments which might be made by the Company. (See below and Business Operations - General.) The Company does not expect to pay significant cash income taxes over the next several years due to its net operating loss carryforwards. (See Notes to Consolidated Financial Statements - Income taxes and Results of Operations - Continuing Operations - Income Taxes.)

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULE FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 28, 1997


CONSOLIDATED FINANCIAL STATEMENTS.                                          PAGE
                                                                            ----
     Report of Ernst & Young LLP, Independent Auditors.....................   12
     Consolidated Balance Sheets ----- March 28, 1997 and March 29, 1996... 13 Consolidated Statements of Operations ----- Three Years Ended
       March 28, 1997......................................................   14
     Consolidated Statements of Stockholders' Equity ----- Three
       Years Ended March 28, 1997..........................................   15
     Consolidated Statements of Cash Flows ----- Three Years Ended
       March 28, 1997......................................................   16
     Notes to Consolidated Financial Statements............................   17

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





                                                               ERNST & YOUNG LLP
Los Angeles, California
May 13, 1997

                      INTERNATIONAL TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 28,        MARCH 29,
                                                                                  1997             1996
                                                                                ---------        --------
                                         ASSETS                                       (IN THOUSANDS)
Current assets:
     Cash and cash equivalents.............................................    $  78,897        $   24,493
     Accounts receivable, less allowance for doubtful
         accounts of $2,055,000 in 1997 and $2,943,000 in 1996.............      108,207           126,832
     Prepaid expenses and other current assets.............................        4,077             4,315
     Deferred income taxes.................................................       11,324            12,149
                                                                                --------          --------
         Total current assets..............................................      202,505           167,789
Property, plant and equipment, at cost:
     Land and land improvements............................................        1,330             1,783
     Buildings and leasehold improvements..................................        9,232            10,961
     Machinery and equipment...............................................      140,630           144,218
                                                                                 -------           -------
                                                                                 151,192           156,962
         Less accumulated depreciation and amortization....................      106,891           101,201
                                                                                 -------           -------
              Net property, plant and equipment............................       44,301            55,761

Cost in excess of net assets of acquired businesses........................        9,363             8,770
Investment in Quanterra....................................................       16,300            12,975
Other assets  .............................................................        9,222             7,987
Deferred income taxes......................................................       20,792            20,327
Long-term assets of discontinued operations................................       40,048            41,705
                                                                                --------          --------
     Total assets..........................................................     $342,531          $315,314
                                                                                ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................     $ 29,571          $ 27,091
     Accrued wages and related liabilities.................................       18,852            16,363
     Billings in excess of revenues........................................        7,227             2,044
     Other accrued liabilities.............................................       13,788            15,794
     Short-term debt, including current portion of long-term debt..........        5,343                97
     Net current liabilities of discontinued operations....................       17,019            17,226
                                                                                --------          --------
         Total current liabilities.........................................       91,800            78,615

Long-term debt.............................................................       65,874            65,611
Long-term accrued liabilities of discontinued operations, net..............        9,280            24,771
Other long-term accrued liabilities........................................        5,904             5,452
Minority interest..........................................................          820                 -
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556 and 24,000 shares
              issued and outstanding, respectively.........................        2,056             2,400
         6% cumulative convertible participating, 45,000 shares issued
              and outstanding..............................................        4,204                 -
     Common stock, $.01 par value; 50,000,000 shares authorized; 9,744,583
         and 9,149,552 shares issued and outstanding, respectively.........           97                91
     Treasury stock at cost, 6,208 and 6,953 shares, respectively..........          (74)              (84)
     Additional paid-in capital............................................      244,287           206,465
     Deficit  .............................................................      (81,717)          (68,007)
                                                                                 -------          --------
         Total stockholders' equity........................................      168,853           140,865
                                                                                 -------           -------
     Total liabilities and stockholders' equity............................     $342,531          $315,314
                                                                                ========          ========

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED
                                                              --------------------------------------------
                                                              MARCH 28,         MARCH 29,        MARCH 31,
                                                                1997               1996             1995
                                                              ---------         ---------        ---------
Revenues................................................... $   362,131       $  400,042       $   423,972
Cost and expenses:
   Cost of revenues........................................     323,993          341,890           362,056
   Selling, general and administrative expenses............      33,431           38,125            42,476
   Restructuring charge....................................       8,403                -                 -
                                                              ---------         ---------        ---------
Operating income (loss)....................................      (3,696)          20,027            19,440
Equity in net loss of Quanterra, including
   loss on recapitalization in 1996 and
   integration charge in 1995..............................           -          (26,416)           (9,827)
Other income (expense).....................................           -            1,090            (3,800)
Interest, net..............................................      (5,260)          (6,445)           (7,110)
                                                              ---------         ---------        ---------
Loss from continuing operations before income taxes........      (8,956)         (11,744)           (1,297)
Benefit (provision) for income taxes.......................         179           12,290            (2,383)
                                                              ---------         ---------        ---------
Income (loss) from continuing operations...................      (8,777)             546            (3,680)
Discontinued operations (net of income taxes):
   Loss from disposition...................................            -               -           (10,603)
                                                              ---------         ---------        ---------
Net income (loss)..........................................      (8,777)             546           (14,283)
Less preferred stock dividends.............................      (4,916)          (4,200)           (4,200)
                                                              ---------         ---------        ---------
Net loss applicable to common stock........................ $   (13,693)      $   (3,654)      $   (18,483)
                                                              =========         =========        =========

Net loss per share:
   Continuing operations (net of preferred stock dividends) $     (1.48)      $     (.41)      $      (.89)
   Discontinued operations:
     From disposition......................................           -                -             (1.19)
                                                              ---------         ---------        ---------
                                                            $     (1.48)     $      (.41)      $     (2.08)
                                                              =========         =========        =========


See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED MARCH 28, 1997
                                 (IN THOUSANDS)


                                               7%             6%
                                          CUMULATIVE     CUMULATIVE
                                         CONVERTIBLE    CONVERTIBLE
                                         EXCHANGEABLE   PARTICIPATING                            ADDITIONAL
                                            PREFERRED      PREFERRED      COMMON      TREASURY     PAID-IN
                                             STOCK          STOCK         STOCK        STOCK       CAPITAL      DEFICIT      TOTALS
                                           ---------      ---------     ---------      -----      --------     ---------    -------
Balance at March 31, 1994.................  $2,400         $    -          $88       $   -      $203,930     $(45,870)     $160,548
   Issuances of common stock..............       -              -            -           -           556            -           556
   Issuance of warrant and common stock
     related to the formation of Quanterra       -              -            1           -         3,299            -         3,300
   Dividends paid on preferred stock......       -              -            -           -             -       (4,200)       (4,200)
   Net loss...............................       -              -            -           -             -      (14,283)      (14,283)
                                            ------         ------          ---        ----      --------     --------      --------
Balance at March 31, 1995.................   2,400              -           89           -       207,785      (64,353)      145,921
   Repurchase of common stock.............       -              -            -        (740)            -            -          (740)
   Restricted stock awards, net...........       -              -            2         656           238            -           896
   Retirement of warrant and common
     stock resulting from the
     recapitalization of Quanterra........       -              -           (1)          -        (2,399)           -        (2,400)
   Issuances of common stock..............       -              -            1           -           841            -           842
   Dividends paid on preferred stock......       -              -            -           -             -       (4,200)       (4,200)
   Net income.............................       -              -            -           -             -          546           546
                                            ------         ------          ---        ----      --------     --------      --------
Balance at March 29, 1996.................   2,400              -           91         (84)      206,465      (68,007)      140,865
   Net proceeds from preferred stock and
     warrants issued to Carlyle...........       -          4,117            -           -        36,492            -        40,609
   Conversion of preferred stock..........    (344)             -            7           -           337            -             -
   Restricted stock awards, net...........       -              -           (1)         10           214            -           223
   Dividends on preferred stock...........       -             87            -           -           779       (4,916)       (4,050)
   Cumulative translation adjustment......       -              -            -           -             -          (17)          (17)
   Net loss...............................       -             -            -            -             -       (8,777)       (8,777)
                                            ------         ------          ---        ----      --------     --------      --------
 Balance at March 28, 1997................  $2,056         $4,204          $97        $(74)     $244,287     $(81,717)     $168,853
                                            ======         ======          ===        ====      ========     ========      ========





See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED
                                                              --------------------------------------------
                                                              MARCH 28,         MARCH 29,        MARCH 31,
                                                                 1997             1996             1995
                                                              ---------         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................     $(8,777)          $   546         $(14,283)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Net loss from disposition of
           discontinued operations ........................           -                 -           10,603
         Depreciation and amortization.....................      14,363            14,502           19,150
         Deferred income taxes ............................         360           (13,744)          (4,385)
         Equity in net loss of Quanterra, including loss
           on recapitalization in 1996 and integration
           charge in 1995..................................           -            26,416            9,827
         (Gain from) provision for settlement of lawsuits..           -            (9,090)           9,100
         Writedown of equipment............................           -             8,000                -
         Minority interest in subsidiary...................         (35)               -                 -
   Changes in assets and liabilities, net of effects from
     acquisitions and dispositions of businesses:
         Decrease (increase) in receivables................      25,422            12,904          (21,149)
         Decrease in prepaid expenses and
           other current assets ...........................         601             1,416              486
         Increase (decrease) in accounts payable...........         905            (2,204)           2,681
         Increase (decrease) in accrued wages
           and related liabilities.........................       2,473            (3,987)           1,636
         Increase (decrease) in billings in
           excess of revenues..............................       5,183            (1,986)          (5,338)
         (Decrease) increase in other
           accrued liabilities.............................      (2,111)           (6,613)           5,966
         Increase (decrease) in other long-term
           accrued liabilities.............................         452              (275)            (719)
         Decrease in liabilities of discontinued
           operations......................................     (14,041)          (11,704)         (11,324)
                                                               ---------         ---------        ---------
     Net cash provided by  operating activities............      24,795            14,181            2,251
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Motco settlement..........................           -            41,100                -
   Capital expenditures....................................      (3,361)           (4,696)         (10,533)
   Investment in Quanterra.................................      (3,325)           (5,475)          (1,208)
   Acquisition of businesses, net of cash acquired.........      (1,455)           (2,223)               -
   Other, net..............................................         700              (655)           1,198
                                                               ---------\        ---------        ---------
   Net cash (used for) provided by investing activities....      (7,441)           28,051          (10,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term borrowings......................        (438)         (110,751)         (55,965)
   Long-term borrowings....................................         962            89,598           63,802
   Net proceeds from issuance of preferred stock...........      40,609                 -                -
   Dividends paid on preferred stock.......................      (4,050)           (4,200)          (4,200)
   Issuances of common stock, net..........................         (33)            1,807              556
   Repurchase of common stock..............................           -              (740)               -
                                                               ---------         ---------        ---------
   Net cash provided by (used for) financing activities....      37,050           (24,286)           4,193
                                                               ---------         ---------        ---------
Net increase (decrease) in cash and cash equivalents.......      54,404            17,946           (4,099)
Cash and cash equivalents at beginning of year.............      24,493             6,547           10,646
                                                               ---------         ---------        ---------
Cash and cash equivalents at end of year...................   $  78,897          $ 24,493         $  6,547
                                                               =========         =========        =========

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of presentation and principles of consolidation

     The consolidated financial statements include International Technology Corporation (IT or the Company) and its wholly-owned and majority-owned subsidiaries. The Company uses the equity method to account for certain joint ventures which were entered into for the purpose of executing large remediation projects and in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year presentation.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Included in accounts receivable at March 28, 1997 are billed receivables, unbilled receivables and retention in the amounts of $89,975,000, $12,305,000 and $7,982,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 28, 1997 were $42,501,000, $9,162,000 and $4,105,000, respectively. At March 29, 1996, billed receivables, unbilled receivables and retention were $108,830,000, $12,355,000 and $8,590,000, respectively. Receivables from the U.S. Government as of March 29, 1996 were at approximately the same percentage to total receivables as the balances reported at March 28, 1997.

     Unbilled receivables typically represent amounts earned under the Company's contracts but not billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 28, 1997 and March 29, 1996 are $9,200,000 and $8,500,000, respectively, of claims related to the Helen Kramer project which is subject to a governmental investigation. (See Commitments and contingencies-Helen Kramer contract.)

     Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

     At March 28, 1997, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

     Property, plant and equipment

     The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings-20 to 30 years, land improvements-3 to 20 years, and machinery and equipment-5 to 10 years including salvage value. The Hybrid Thermal Treatment System(R) (HTTS(R)) transportable incineration units are depreciated over the shorter of in-production operating days or on an 8-year straight-line basis (idle basis) to salvage value. Most of the HTTS units are currently idle and continue to be depreciated as described. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for fiscal 1997, 1996 and 1995 is not expected to be materially different.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                       March 28, 1997                    March 29, 1996
                                                 -------------------------          -------------------------
                                                 Carrying        Estimated          Carrying        Estimated
                                                  amount        fair value           amount        fair value
                                                  ------        ----------           ------        ----------
                                                                        (In thousands)
         Cash and cash equivalents              $   78,897     $   78,897          $   24,493     $   24,493

         Investment in Quanterra                    16,300     Not                     12,975     Not
                                                               practicable                        practicable
                                                               to determine                       to determine

         Long and short-term debt:
              9.42% senior secured notes            65,000         63,329              65,000         64,759
              Other                                  6,217          6,217                 708            708

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

CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES:

         Supplemental cash flow information is:

                                                                              Year ended
                                                              --------------------------------------------
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

QUANTERRA:

     In June 1994, the Company and an affiliate of Corning Incorporated (Corning) combined the two companies' environmental analytical services businesses into a newly formed 50%/50% jointly-owned company (Quanterra). In connection with the formation, the Company contributed the $38,766,000 net assets of its analytical business into Quanterra and recorded this investment at the historical cost of the assets contributed. Additionally, IT incurred cash transaction costs of $1,208,000, issued to Corning 83,250 shares of IT common stock and a five-year warrant to purchase 500,000 shares of IT common stock at $20.00 per share, which were valued together at a fair market value of $3,300,000, and agreed to indemnify Quanterra and Corning from certain liabilities arising prior to the closing of the transaction. Corning contributed an equivalent amount of assets as IT as determined by an arms length negotiation and supported by an independent analysis of fair market value. Upon the closing of the formation of Quanterra, an

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


integration plan was implemented to eliminate redundant laboratory facilities and duplicative overhead and systems. These costs included severance, disposition of non-productive assets and the termination of certain facility leases. IT's portion of the charge for integration was $9,264,000, including $2,869,000 incurred directly by IT.

     In January 1996, the Company and Corning completed an agreement to recapitalize Quanterra which resulted in a change in Quanterra's ownership to 19% by IT and 81% by Corning. IT decided it would be in the best interest of the Company to negotiate a structure for its Quanterra investment that would sustain Quanterra's future potential but limit future IT capital requirements. This approach allowed IT to invest its available resources in its core business. The recapitalization included a $25,000,000 infusion of new equity in Quanterra, of which $2,500,000 was contributed by IT. In addition, IT sold a common stock interest in Quanterra to Corning in consideration of the exchange of 83,250 shares of IT stock and warrants to purchase 500,000 shares of IT common stock, previously issued to Corning in connection with the formation of Quanterra. These shares and warrants were subsequently retired by IT. IT also received a put option allowing it to sell its shares to Quanterra at market value in the year 2003. The Company reported a pre-tax charge of $24,595,000 to reflect the impairment in the value of IT's investment resulting from and subsequent to the recapitalization transaction. The events that led to the other than temporary decline in the value of the Company's investment in Quanterra occurred in December 1995 when it became evident that Quanterra's net loss would increase significantly in comparison to the September 1995 quarterly results and it became apparent that Quanterra would require additional capital from its owners to meet its liquidity needs in 1996. These two events led to the recapitalization transaction and the Company's loss recognition. As a result of the recapitalization, IT's investment in Quanterra, which was previously accounted for under the equity method, is currently accounted for on the cost basis.

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

DISCONTINUED OPERATIONS:

     Overview

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. In connection with the divestiture, from December 1987 through March 31, 1994, the Company cumulatively recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and two subsequent adjustments) in the amount of $149,589,000, net of income tax benefit of $26,482,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At March 31, 1995, the Company recorded a further increase in the provision for loss on disposition of $10,603,000, net of income tax benefit of $6,397,000, primarily for increased closure costs resulting from additional delays in the regulatory approval process and costs (increasing the provision from $149,589,000 to $160,192,000) related to certain waste disposal sites where IT has been named as a PRP. The Company has incurred costs of $15,698,000 in 1997, $11,704,000 in 1996 and $11,324,000 in 1995 relating to the closure plans and construction and PRP matters. The Company expects to incur significant costs over the next several years. At March 28, 1997, the Company's consolidated balance sheet included accrued liabilities of approximately $26,300,000 to

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted to closure and post-closure use.

     The $26,300,000 in accrued liabilities includes reserves of $43,779,000 for the closure, clean up and post closure care of the Company's Northern California Sites and $3,221,000 for the settlement of alleged liabilities with regard to the OII, GBF and other third party site clean up matters, netted against $20,700,000 of related assets predominantly consisting of trust funds and annuity investments noted above.

     The annuities and trust fund assets are held in a legally binding trust agreement by a third party trustee naming DTSC as the beneficiary of the trust. The trust agreement was entered into pursuant to a 1989 consent agreement between the Company and DTSC. As closure and post closure obligations are met by the Company, DTSC is obligated to release funds from the trusts to reimburse the Company to pay for work completed.

     The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed below. The adequacy of the provision for loss has been currently reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

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

     On June 28, 1996, DTSC released a Draft Environmental Impact Report (DEIR) and Draft Closure Plan for public comment for the Panoche facility. The DEIR evaluates the Company's preferred closure plan as well as several alternative plans and states that the Company's preferred closure plan is environmentally superior. The alternative plans involve excavation and on-site relocation of substantial quantities of waste materials in addition to landfill capping and groundwater controls which are common to all alternatives. If implemented, the alternative plans would extend the closure construction schedule and increase the cost of closure. The DEIR and Draft Closure Plan were subject to a 90- day comment period which ended September 30, 1996, during which interested parties presented comments including some supporting alternative plans. DTSC, after considering all comments received, will approve a final closure plan and certify the final EIR. The DTSC continues to consider comments by the Company, and by other interested parties supporting alternative plans, and it is uncertain what plan DTSC may ultimately approve. The Company expects a plan and all necessary permits to be approved in mid-fiscal year 1998. Closure construction for the Company's preferred plan is scheduled to be completed within three years of approval of the plan. If DTSC were to approve an alternative plan or fail to timely approve any plan or if implementation of any plan is delayed by litigation or appeals, the Company's cost to close the site would increase, which could have a material adverse impact on the consolidated financial condition, liquidity and results of operations of the Company. Pending approval of a closure plan, the Company has requested permission, and the DTSC has agreed through the amendment of a previously issued consent order, to allow the Company to promptly excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

     GBF Pittsburg Site

     In September 1987, the Company was served with a Remedial Action Order
(RAO) issued by the DTSC, concern ing the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. IT and 17 other firms and individuals were characterized as responsible parties in the RAO and directed to undertake investigation and potential remediation of the site which consists of two contiguous parcels. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one parcel as a liquid hazardous waste site. The activity ceased in 1974, and the Company's predecessor's facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and industrial waste site (overlying the former liquid hazardous waste site) and, until 1992, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were ana lyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)








LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                       March 28,         March 29,
                                                                          1997             1996
                                                                       ---------         ---------
                                                                             (In thousands)

     Senior secured notes, due 2001 - 2003........................     $  65,000        $  65,000
     Other........................................................         6,217              708
                                                                       ---------        ---------
                                                                          71,217           65,708
      Less current portion .......................................         5,343               97
                                                                       ---------        ---------
                                                                       $  65,874        $  65,611
                                                                       =========        =========

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES:

     The benefit for income taxes, net of changes in the deferred tax valuation allowance, consists of the following:

                                                                            Year ended
                                                        -----------------------------------------------------
                                                        March 28,             March 29,             March 31,
                                                          1997                  1996                  1995
                                                        ---------             ---------             ---------
                                                                           (In thousands)
     Current:
       Federal                                        $      (764)           $    1,098           $         -
       State                                                  215                   346                   371
                                                      -----------            ----------           -----------
                                                             (549)                1,444                   371
                                                      -----------            ----------           -----------
     Deferred:
       Federal                                                336               (11,942)               (1,828)
       State                                                   57                (1,792)               (2,557)
       Foreign                                                (23)                    -                     -
                                                      -----------            ----------           -----------
                                                              370               (13,734)               (4,385)
                                                      -----------            ----------           -----------
     Total benefit                                    $      (179)            $ (12,290)           $   (4,014)
                                                      ===========            ==========           ===========


The benefit for income taxes is included in the statements of operations as follows:

                                                                            Year ended
                                                        -----------------------------------------------------
                                                        March 28,             March 29,             March 31,
                                                          1997                  1996                  1995
                                                        ---------             ---------             ---------
                                                                            (In thousands)
     Continuing operations                            $      (179)            $ (12,290)           $    2,383
     Discontinued operations                                    -                     -                (6,397)
                                                      -----------             ---------            ----------
     Total benefit                                    $      (179)            $ (12,290)           $   (4,014)
                                                      ===========             =========            ==========

     A reconciliation of the provision (benefit) for income taxes on continuing operations computed by applying the federal statutory rate of 34% to the loss from continuing operations before income taxes and the reported provision (benefit) for income taxes of continuing operations is as follows:

                                                                             Year ended
                                                        -----------------------------------------------------
                                                        March 28,             March 29,             March 31,
                                                          1997                  1996                  1995
                                                        ---------             ---------             ---------
                                                                            (In thousands)
     Income tax benefit computed at
       statutory federal income tax rate                 $ (3,045)             $ (3,993)            $    (441)
     State income taxes, net of federal tax
       benefit, if any                                        179                  (954)                  424
     Equity in income (loss) of foreign subsidiaries            -                     -                    57
     Amortization of cost in excess of net assets
       of acquired businesses                                 100                   199                   200
     Equity in net loss of Quanterra                            -                (2,366)                2,366
     Research credit                                            -                     -                  (212)
     Federal deferred tax asset valuation
       allowance adjustment                                 2,597                (5,539)                    -
     Other (principally nondeductible items)                  (10)                  363                   (11)
                                                        ---------              --------              --------
     Total provision (benefit)                          $    (179)             $(12,290)             $  2,383
                                                        =========              ========              ========

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

     At March 28, 1997 and March 29, 1996, the Company had deferred tax assets and liabilities as follows:

                                                                            March 28,        March 29,
                                                                              1997             1996
                                                                            ---------        ---------
                                                                                 (In thousands)
              Deferred tax assets:
                  Closure accruals - discontinued operations               $  18,468         $ 24,854
                  NOL carryforwards                                           20,481            9,109
                  Tax basis in excess of book basis in Quanterra              11,145           11,145
                  Alternative minimum tax credit carryforwards                 2,240            3,246
                  Investment and other tax credit carryforwards                2,601            2,350
                  Other accrued liabilities                                   11,193            7,581
                  Other, net                                                   3,053            2,042
                                                                            --------         --------
                      Gross deferred tax asset                                69,181           60,327
                  Valuation allowance for deferred tax asset                  (9,471)          (4,869)
                                                                            --------         --------
                      Total deferred tax asset                                59,710           55,458

              Deferred tax liabilities:
                  Tax depreciation in excess of book depreciation             (9,235)          (6,047)
                  Asset basis difference - discontinued operations           (13,012)         (11,997)
                  Other, net                                                  (5,347)          (4,938)
                                                                            --------         --------
                      Total deferred tax liabilities                         (27,594)         (22,982)
                                                                            --------         --------

                      Net deferred tax asset                               $  32,116         $ 32,476
                                                                            ========         ========

              Net current asset                                            $  11,324         $ 12,149
              Net noncurrent asset                                            20,792           20,327
                                                                            --------         --------
                      Net deferred tax asset                               $  32,116         $ 32,476
                                                                            ========         ========

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     In fiscal year 1995, the Company recorded a $5,300,000 charge to cost of revenues, covering both defense and potential settlement costs, to provide for its self-insured retention under its general liability insurance coverage for the Central Garden matter. The Company paid this amount in cash principally in fiscal year 1996. Based on discovery to-date, should any of the three remaining cases proceed to trial, there is a risk that the Company will be found liable for at least some damages. If the Company is held liable for damages, there is the further risk that the Company could be held liable for punitive damages. Should any of the three remaining cases proceed to trial and result in a significant award of damages against the Company, or should the Company be required to pay significant amounts in settlement of any of the cases, any of which are not substantially covered by the Company's insurance policies, additional litigation costs would be recorded related to the matter.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RESTRUCTURING CHARGE:

     In conjunction with the corporate restructuring to position the Company for growth and diversification which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $900,000 of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid over $2,460,000 in termination benefits. In addition, the Company approved a plan to close 5 leased facilities and reduce the size of 11 other leased facilities by either sublease or abandonment. At March 28, 1997, $3,720,000 of the charge remained to be paid. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of about 8 years. The restructuring charge was taken in conjunction with an organizational realignment which is expected to enable the Company to operate more efficiently and cost-effectively on an ongoing basis.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan and the 1983 Plan during the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995 are summarized as follows:


                                                                           Year ended
                                                      ----------------------------------------------------
                                                      March 28,             March 29,            March 31,
                                                        1997                  1996                 1995
                                                      ---------             ---------            ---------
     Outstanding at beginning
       of  year                                        744,847               784,895               791,191

     Options granted
       (1997, $8.63 per share;
       1996, $10.50 - $13.00 per share;
       1995, $10.00 - $14.50 per share)                171,000                39,750               358,255

     Options exercised
       (1997, 1996, and
       1995 - $11.50 per share)                         (3,629)                 (575)               (1,794)

     Options expired and forfeited                    (164,539)              (79,223)             (362,757)
                                                      ---------             ---------            ---------
     Outstanding at end of year (1997,
       $8.63 - $32.50 per share)                       747,679               744,847               784,895
                                                      =========             =========            =========

     Vested options                                    473,257               462,793               371,241
                                                      =========             =========            =========

     The weighted-average grant date fair values of options granted to employees in fiscal years 1997, 1996 and 1995 were $8.63, $11.96 and $11.60, respectively. The weighted-average exercise price for all options outstanding at the end of fiscal years 1997, 1996 and 1995 were $15.96, $17.55 and $18.57, respectively.
The weighted-average exercise price of options currently exercisable at the end of fiscal years 1997, 1996 and 1995 was $19.04, $20.64 and $23.18, respectively. The

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


weighted-average exercise price of options exercised in fiscal years 1997, 1996 and 1995 was $11.50 for all three years and the weighted-average exercise price for expired and forfeited options in fiscal years 1997, 1996 and 1995 was $18.53, $24.78 and $25.32, respectively. The weighted-average remaining contractual life of options outstanding at the end of fiscal years 1997, 1996 and 1995 was 6.8 years, 6.0 years and 6.8 years, respectively.

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

     If compensation cost for the Company's stock options had been determined based on the fair value at the grant dates as defined by FAS123, the Company's net loss applicable to common stock and net loss per common share would have been reduced to the following pro forma amounts:

                                                                          Year ended
                                                            -----------------------------------------
                                                            March 28, 1997             March 29, 1996
                                                            --------------             --------------
                                                              (In thousands, except per share data)
Net loss applicable to common stock
       As reported                                           $    (13,693)              $    (3,654)
       Pro forma                                             $    (13,735)              $    (3,671)
                                                             =============              ============

Net loss per common share
       As reported                                           $      (1.48)              $      (.41)
       Pro forma                                             $      (1.49)              $      (.41)
                                                             =============              ============


       Additionally, under the 1991 Plan, the Company awarded shares of nonvested restricted stock to officers and key employees which amounted to none, 266,019 and 50,000 in fiscal years 1997, 1996 and 1995, respectively. Vesting of awards is dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED):

                                                               First       Second        Third       Fourth
                                                              quarter      quarter      quarter      quarter
                                                              -------      -------      -------      -------
1997:
     Revenues.............................................   $ 81,416   $   92,490   $   92,513    $  95,712
     Gross margin.........................................      7,779        9,139        9,723       11,497
     Income (loss) from continuing operations.............     (1,541)      (8,890)         371        1,283
     Net loss applicable to common stock..................     (2,591)      (9,940)        (924)        (238)
     Net loss per share ..................................   $   (.28)  $    (1.09)  $     (.10)   $    (.02)
                                                             =========  ===========  ===========   ==========

1996:
     Revenues.............................................   $100,292   $  106,259   $  104,912    $  88,579
     Gross margin.........................................     16,944       15,174       14,651       11,383
     Income (loss) from continuing operations.............      2,345        2,355       (4,687)         533
     Net income (loss) applicable to common stock.........      1,295        1,305       (5,737)        (517)
     Net income (loss) per share .........................   $    .14   $      .15   $     (.64)   $    (.06)
                                                             =========  ==========   ===========   ==========

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED AND FIFTY PERCENT OWNED PERSONS

             Quanterra Inc. Financial Statements - December 31, 1995


EXHIBITS

                   These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                            Description
-----------                            -----------
23                   Consent of Ernst & Young LLP, Independent Auditors

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.2 on Form 10-K/A to its Form 10-K for the year ended March 28, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in Monroeville, Pennsylvania on the 20th day of March, 1998.


                                      INTERNATIONAL TECHNOLOGY CORPORATION

                                      By:  ANTHONY J. DELUCA
                                           ----------------------------------
                                           Anthony J. DeLuca
                                           President and Chief Executive Officer