Form 10-K
period 1998-03-27
INTERNATIONAL TECHNOLOGY CORP
filed 1998-06-25
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 27, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ___________________

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT JUNE 11, 1998, WAS APPROXIMATELY $228,962,000 (BASED UPON THE CLOSING SALE PRICE OF ITS COMMON STOCK ON THE NEW YORK STOCK EXCHANGE AS REPORTED BY THE WALL STREET JOURNAL ON SUCH DATE.)

AT JUNE 11, 1998 THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 22,637,774 SHARES OF ITS COMMON STOCK, INCLUDING 8,078 SHARES HELD IN TREASURY.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN INFORMATION INCLUDED IN THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT IS INCORPORATED BY REFERENCE INTO PART III HEREOF.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 27, 1998

                                TABLE OF CONTENTS

Item                                                                                             Page
----                                                                                             ----
                                             PART I

   1       Business.............................................................................     2
               General..........................................................................     2
               Background.......................................................................     3
               Operations.......................................................................     4
                    General.....................................................................     4
                    Engineering and Construction................................................     4
                    Consulting and Ventures.....................................................     4
                    Outsourcing.................................................................     5
                    International...............................................................     5
                    Customers...................................................................     5
                    Competition.................................................................     6
                    Technology Development......................................................     7
                    Regulations.................................................................     7
                    Environmental Contractor Risks..............................................     9
                    Insurance and Risk Management...............................................    10
                    Leverage....................................................................    11
                    Risk of Achievement of Synergies and Integration of Operations..............    11
                    History of Losses...........................................................    12
                    Control of Board of Directors...............................................    12
               Discontinued Operations..........................................................    12
               Employees........................................................................    13
   2       Properties...........................................................................    13
   3       Legal Proceedings....................................................................    13
   4       Submission of Matters to a Vote of Shareholders......................................    13

                                                    ----------

  4A       Executive Officers of the Company....................................................    14

                                             PART II

   5       Market for the Registrant's Common Stock and Related
               Shareholder Matters..............................................................    15
   6       Selected Financial Data..............................................................    16
   7       Management's Discussion and Analysis of Results of Operations
               and Financial Condition..........................................................    16
   8       Financial Statements and Supplementary Data..........................................    27
   9       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.........................................................    58

                                            PART III

  10       Directors and Executive Officers of the Registrant...................................    58
  11       Executive Compensation...............................................................    58
  12       Security Ownership of Certain Beneficial Owners and Management.......................    58
  13       Certain Relationships and Related Transactions.......................................    58

                                             PART IV

  14       Exhibits, Financial Statement Schedule and Reports on Form 8-K.......................    59

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     International Technology Corporation, a Delaware corporation (the Company or IT) provides a full range of technology-driven, value-added consulting, outsourcing, engineering and construction capabilities through a network of 67 offices in the United States and selected international locations. The Company was incorporated in 1983; the earliest antecedent of the Company commenced operations in California in 1926. On June 9, 1998, the Board of Directors of IT approved a change in IT's fiscal year end from the last Friday in March of each year to the last Friday in December of each year; as a result, the Company's transition period will cover the nine month period ending December 25, 1998.

     The Company's services include construction and remediation, risk assessment, air quality management, pollution prevention and waste minimization, information management, land-use planning and restoration of impaired properties, decontamination and decommissioning, design/build, wastewater treatment, historical research and investigation, environmental consulting and advocacy services, engineering services and facility operation and maintenance. The Company's business strategy is to be a global provider of environmental solutions to both the government and private industry clients. As part of this strategy, the Company has diversified through several acquisitions of specialized companies primarily serving targeted commercial markets. Additionally, the Company acquired OHM Corporation (OHM) in a two-step transaction, comprised of a tender offer for 13,933,000 shares of OHM common stock, or 54% of the outstanding OHM stock, for $160,300,000 in cash, which was consummated on February 25, 1998, and a merger (the "Merger") of an IT subsidiary into OHM on June 11, 1998. In the Merger, the former OHM shareholders received IT common stock representing approximately 57% of the outstanding IT common stock and 45% of the voting power of IT, as well as cash in the aggregate amount of $30,800,000.

     Following the tender offer, the Company launched an integration plan which included having IT and OHM management coordinate their operations and implement cost savings plans. OHM is a leading diversified services firm, providing a broad range of outsourced services for governmental and private sector clients. OHM has worked at 300 military bases on projects for the U.S. Army Corp of Engineers, the U.S. Department of the Navy and Air Forces as well as projects for the U.S. Environmental Protection Agency (EPA) and the Department of Energy
(DOE). Private sector clients include those in petroleum, chemical, transportation and general manufacturing. Giving effect to the OHM acquisition, IT has projected annual revenues of approximately $1.0 billion and backlog at March 27, 1998 of $3.5 billion (see Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations).

     Demand for the Company's services is heavily influenced by the level of enforcement of environmental laws and regulations, funding levels for government projects and spending patterns of commercial clients. The Company believes commercial client spending has been and will continue to be influenced by the implementation and enforcement activities of governmental regulatory agencies and the existing uncertain regulatory climate. The operations of the Company are performed subject to a comprehensive federal, state, and local environmental regulatory structure. (See Business - Operations - Regulations.) This regulatory framework is a primary driver of business opportunities for the Company. The lapse of the Superfund (see Business - Operations - Regulations - Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and uncertainty concerning the form of the future reauthorization of the Superfund and potential changes in other regulations have dampened demand for the Company's services.

     In recent years, the Company's revenues have been derived primarily from its business with federal, state and local governmental clients. Revenues attributable to contracts with governmental agencies accounted for 63%, 67% and 69% of total revenues in fiscal years 1998, 1997 and 1996, respectively. (See Business - Operations - Customers Federal, State and Local Governmental Clients.) The Company expects that revenues attributable to federal, state and local governmental agency contracts, particularly those with the U.S. Department of Defense (DOD) and DOE, will continue to represent a substantial percentage of total revenues in the near term. Efforts to constrain the federal budget deficit have reduced the level of spending on environmental restoration by the DOD, the DOE and other federal governmental agencies. During the past two years, the Company's commercial client revenue has increased modestly despite an uncertain regulatory climate, primarily due to the acquisitions of specialized consulting firms (see Business-Operations - Consulting and Ventures and Management's Discussion and Analysis of Results of Operations and Financial Condition - Revenues).

BACKGROUND

     Hazardous materials management and remediation, as well as air and water pollution control, are widely acknowledged as significant national priorities. As of March 1998, the USEPA had designated approximately 1,372 sites as Superfund locations with significant concentrations of hazardous materials, although only approximately 37% of these sites have been remediated. In addition, there are a large number of small commercial and governmental sites that will require cleanup. The assessment, decontamination and remediation of hazardous sites are governed by complex environmental and occupational safety and health regulations administered by numerous federal, state and local agencies.

     Many of the Company's clients, both governmental and commercial, require a full-service solution, in which a single supplier manages the entire process from identification and assessment through remediation. Successful remediation of hazardous sites requires a multidisciplinary approach, since such sites typically involve a variety of waste which affects air, soil and/or water. Depending on the circumstances, the required skills may include risk assessment, computer modeling, ambient air monitoring, land-use planning, process and design engineering, and construc tion/remediation. The application of these disciplines to solve client problems requires substantial operational knowledge, and the Company believes that it is well-positioned to solve client problems in a practical, cost-effective manner because of the combination of its technical capabilities and experience. Additionally, the Company's technical expertise and operational experience are sought by other firms for project-specific teaming and joint venture relationships, thereby allowing the Company access to an increased number of large-scale governmental and commercial programs.

     Over the past several years, the environmental management and hazardous waste remediation industry has been characterized by an increasing number of well-capitalized competitors, reduced government enforcement of environmental regulations and regulatory uncertainty. This has resulted in reduced commercial spending on environmental cleanup and intense pricing competition for hazardous waste cleanup projects. In recent years, lower demand in the private sector has been offset to some extent by new major project opportunities in the public sector, primarily comprehensive cleanup projects at DOD and DOE installations, which require a broad range of project management and field execution skills, limiting the number of potential bidders. As a result of the changes impacting the industry, consolidation has occurred through downsizing and mergers. The Company's strategy is to be a strong competitor for the major project opportunities offered by the DOD and DOE, to continue to actively serve the commercial market, to expand and diversify into economically-driven, value-added services and to achieve economies of scale by continued participation in the ongoing consolidation in the industry. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.)

     Since 1996, the Company has made a number of acquisitions to further grow and diversify its business, including the acquisition of OHM. In March 1996, the Company acquired Gradient Corporation, a prominent environmental risk assessment firm. In November 1996, the Company acquired a 50.1% interest in a Taiwanese wastewater treatment design/build firm (see Business - Operations - International). In May 1997, the Company acquired PHR Environmental Consultants, Inc. (PHR), a company that provides environmental historical research and investigation, and in September 1997, the Company acquired Pacific Environmental Group (PEG), a leading provider of a broad range of environmental consulting and engineering services to major oil companies. In January 1998, the Company acquired Jellinek, Schwartz & Connolly, Inc., (JSC) a Washington D.C. based firm providing economically driven, science-based environmental consulting and advocacy services to clients in the areas of chemical product registration, environmental regulatory strategy, and risk management through the systematic integration of science, policy, advocacy and management expertise. (See Business
- Operations - Consulting and Ventures.) In March 1998, the Company acquired LandBank Inc., a real estate and restoration company focusing on environmentally impaired properties. A subsidiary of OHM,

Beneco Enterprises, Inc., (Beneco), a leading provider of operations, maintenance and construction outsourcing services, was acquired by OHM in June 1997. These recent acquisitions are illustrative of the Company's strategy of directing its growth and diversification toward economically-driven, value-added services which are complementary to IT's existing services and which are synergistic when combined with IT's market position and infrastructure.

OPERATIONS

GENERAL

     The Company's operations have been managed through two divisions, Engineering and Construction and Consulting and Ventures. Outsourcing, a third division, is being formed to focus on service areas that are expected to experience high growth. The Engineering and Construction division manages projects of all sizes, while the Consulting and Ventures division provides specialized consulting services and focuses on new value-added business solutions. The Company provides these capabilities throughout the United States as well as internationally through appropriate resources located in the Company's 67 offices and through certain international affiliates (see Business Operations - International). OHM's business is being integrated primarily into the Engineering and Construction division, with the exception of Beneco, which will serve as the platform for the Outsourcing division.

ENGINEERING AND CONSTRUCTION

     The major part of IT's business is the management of complex hazardous waste remediation projects involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. These projects include the cleanup of land disposal sites where hazardous or toxic substances have been disposed and pose a threat to the surrounding environment; rivers, streams and ground water contaminated by chemical substances and buildings, production facilities and storage sites contaminated with hazardous chemical and/or radioactive materials. These projects require considerable strategic environmental management, technical engineering and analytical effort to determine the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technologies for treatment to perform the cleanup of the site as well as strong project management and construction and remediation skills to execute the ultimate remediation projects in the field. The Company is involved in the assessment or cleanup phases of site remedial action projects in all areas of the United States.

     The Company provides full-service capabilities for these projects, primarily in the areas of DOD and DOE delivery order program management, engineering and design services, remedial construction, specialized equipment, and decontamination/decommissioning capabilities. In the area of remedial construction, IT offers diverse services, such as excavation and isolation, installation of subsurface recovery systems, bioremediation approaches, chemical treatment, soil washing, fixation or stabilization, facility or site closures, solidification, landfill cell construction, and slurry wall and cap installation. This full-service strategy supports the Company's marketing efforts toward developing partnering arrangements with clients in which IT is the primary supplier of all client environmental management services and assists clients in innovatively reducing total environmental costs.

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

     The Company has been strategically broadening its capability through business initiatives which address the trend toward economically-driven, value-added environmental solutions. As part of this strategy, the Company has expanded its Consulting and Ventures division through the acquisitions of Gradient Corporation, PHR Environmental Consultants, Pacific Environmental Group, Inc., Jellinek, Schwartz & Connolly and LandBank, Inc.

OUTSOURCING

     Through Beneco, a company acquired as part of the OHM acquisition, IT has full service capabilities for operations, maintenance and construction at federal facilities. Beneco is a leading provider of project, program and construction management services to the DOD, and state and local government agencies. The addition of Beneco is an important step to leveraging the Company's core competencies into new, high growth service areas, specifically the outsourcing and privatization trend occurring across federal, state and local levels of government. Through Beneco, the Company may offer a service related business of a recurring nature that is not dependent on regulatory enforcement.

INTERNATIONAL

     In November 1996, the Company made a 50.1% investment in Chi Mei Scientech/Entech, a Taiwan-based wastewater treatment design/build firm, which now does business as Chi Mei International Technology. The Company has in the past, and may in the future, enter into joint venture agreements or investments to pursue and perform international projects; however, no such joint ventures are currently active. (See Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Continuing Operations - Revenues.)

CUSTOMERS

     The Company's services are provided to a broad range of federal, state and local governmental and commercial clients in the U.S. market. During fiscal year 1998, the Company experienced a shift in revenues from the governmental sector to commercial primarily due to the acquisition of specialized firms that primarily service commercial clients. However, with the acquisition of OHM, the Company's governmental sector revenue is expected to increase to at least the levels experienced in fiscal year 1996; approximately 70% of the Company's revenues.

     Federal, State and Local Governmental Clients

     Due to its technical expertise, project management experience and full-service capabilities, the Company has successfully bid on and executed contracts with federal and other governmental agencies for the performance of various CERCLA and RCRA activities. (See Business - Operations - Regulations.) The Company's governmental contracts are often multi-year, indefinite delivery order programs (IDOs). These programs provide spending budget estimates for which the client expects to define the scope by working closely with IT's program management and technical staff. While initially not providing the Company with any specific kind of work, as projects are defined, the work is awarded to the Company on a sole source basis. Government contracts are typically subject to annual funding limitations and public sector budgeting constraints. Some of these contracts provide a maximum contractual amount of services that may be performed by the Company with the specific services authorized from time to time by the government agency through a series of task orders under the master contract. The Company may be asked to perform services for the full amount of an IDO or for amounts greater or less than the full amount. IDOs generated approximately 40% of the Company's revenues in fiscal year 1998. The programs with federal government agencies typically involve a competitive bidding process pursuant to federal procurement policies involving several bidders and result in a period of contract negotiation after a successful bidder is selected. Although the Company generally serves as the prime contractor on its contracts or as a part of a joint venture which is the prime contractor, the Company serves as a subcontractor to other prime contractors on some federal government programs. As has become typical in the environmental industry, the Company has entered and may continue to enter into joint venture or teaming arrangements with competitors when bidding on certain of the largest, most complex contracts, to provide the breadth of technical expertise and, at times, bonding capacity required for the project.

     The Company's revenues attributable to federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the last three years is outlined in the table below:

                                                          YEAR ENDED
                                                ------------------------------
                                                MARCH 27, MARCH 28,  MARCH 29,
     SOURCE                                       1998      1997       1996
     ------                                       ----      ----       ----

     Federal government:
          DOD..................................   47%         42%        51%
          DOE..................................    9          14         11
          Other federal agencies...............    2           3          3
                                                 ---         ---         --
                                                  58          59         65

     State and local governments ..............    5           8          4
                                                 ---          --         --

     Total.....................................   63%         67%        69%
                                                  ==          ==         ==

     Commercial Clients

     The Company serves numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, real estate and transportation service companies, and law firms. A substantial portion of the Company's commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of the Company's consolidated revenues in fiscal years 1998, 1997 or 1996. There is a growing trend in the Company's work for commercial clients toward strategic environmental management services and economically-driven solutions to environmental issues (see Business - Operations - Consulting and Ventures).

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

     Increased competition, combined with changes in client procurement procedures, has resulted in market trends over the past several years toward lower contract margins, a client preference for fixed-price or unit-price contracts and unfavorable changes in contract terms and conditions in areas such as indemnification of the client by the Company of liabilities for damage or injury to third parties and property and for environmental fines and penalties. Additionally, certain of the Company's larger competitors may benefit from economies of scale and have better access to bonding and insurance markets at a lower cost. The entry of large systems contractors and international engineering and construction firms into the environmental management industry has increased the level of competition for major federal governmental contracts and programs, which have been the primary source of the Company's revenue in recent years. Over the past several years, there has been consolidation in the industry as certain of the larger corporations have acquired smaller firms which, although reducing the number of industry competitors to some degree, has increased the number of stronger competitors. The Company has been, and expects to continue to be, a participant in the industry consolidation.

TECHNOLOGY DEVELOPMENT

     IT's technology development program focuses on innovative applications of new and existing technologies and methods, principally through client projects. The IT technology development program is directed in three primary areas: 1) continued improvements to technologies developed in-house through applications on client projects, 2) the evaluation and implementation of technologies developed outside the Company which present commercial opportunities for IT, and
3) improvements to third party technologies for enhanced client value.

     Through the Company's technology development program, IT has continued to advance the development and implementation of its bioremediation programs. Clean closure of numerous sites have been accomplished using naturally occurring organisms in the patented BIOFAST(R) system.

     Under license from a third party, IT continues the application of the "barrier wall and reactive gate technology." Contaminated groundwater at the site collects against the down gradient barrier wall and is funneled to the reactive gate where the contaminants decompose by reaction with the reactive media in the gate.

     IT has entered into the third option year of the contract for operation of the USEPA Test & Evaluation Facility in Cincinnati, Ohio. This RCRA Part B permitted, USEPA facility is also available for private party sponsored technology evaluations, provides treatability testing and process development services on contaminated waste waters, sludges, and soils. Major efforts this year focused on safe drinking water and water treatment processes including filtration and disinfection technologies.

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

PATENTS

     Through OHM, the Company currently owns two patents covering certain design features of equipment employed in its on-site remediation business. The first relates to a filtration system developed and used by the Company to remove pollutants from flowing creeks and streams and the second, known as a Portable Method for Decontaminating Earth, relates to a decontamination system used by the Company to remove contaminants from the soil through a process, commonly known as soil vapor extraction. The Company utilizes X*TRAX(R) and LT*X(R) per perform thermal desorption serves. The X*TRAX(R) and LT*X(R) systems are waste treatment processes that thermally separate organic contaminants from soils or solids with subsequent treatment of the organic vapor stream.

REGULATIONS

     The Company and its clients are subject to extensive and evolving environmental laws and regulations; the level of enforcement of which affects the demand for many of the services offered by the Company (see Business - Operations - Environmental Contractor Risks) and creates certain significant risks and potential opportunities for the Company in providing its services. Regulatory changes may also affect the Company's inactive disposal sites in Northern California. (See Notes to Consolidated Financial Statements - Discontinued operations.)

     Within the past several years, a number of significant changes to existing environmental legislation have been proposed. Most of the proposed changes have been stalled in the Congress. The proposals would overhaul the government regulatory process, require regulatory risk assessments and cost-benefit analyses, and reduce requirements for reporting to the government. Although the impact of these proposed changes upon the Company's business cannot yet be fully predicted, the proposed changes in regulations and reduced enforcement of current environmental laws appear to have decreased the demand for certain of the Company's services, as customers anticipate and adjust to the potential changes. Proposed changes could result in increased or decreased demand for certain of the Company's services if regulatory changes affect the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost-effectiveness of remedies available under the changed regulations.

     The principal environmental legislation affecting the Company and its clients is described below:

     National Environmental Policy Act of 1969 (NEPA). Under NEPA, all federal agencies must consider environmental factors in their decision making. Among other matters, NEPA established guidelines and requirements for environmental assessments and mitigation measures for a variety of projects involving government approval or financing, including development and construction of power plants and transmission lines, pipelines, highways, landfills, mines, reservoirs and residential and commercial developments.

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

     Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). CERCLA addresses cleanup of sites at which there have been or may be releases or threatened releases of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were released; to any person who arranged for disposal, treatment, or transportation of hazardous substances by others; and to certain persons who accepted hazardous substances for transport to facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created the Hazardous Substance Superfund (Superfund) to be used by the federal government to pay for certain cleanup efforts. Where the federal government expends Superfund money for remedial activities, it must seek reimbursement from the potentially responsible parties (PRPs). CERCLA generally imposes strict, joint and severe retroactive liability upon such parties. CERCLA was amended in 1986 by the Superfund Amendments and Reauthorization Act (SARA), which authorized increased federal expenditures and imposed more stringent cleanup standards and accelerated timetables. SARA also contained provisions which expanded the enforcement powers of the USEPA.

     Although CERCLA's Superfund taxing authority expired in December 1995 and CERCLA's authority to expend funds originally expired in September 1994; Congress has extended the USEPA's authority to tax and use funds on an interim basis. Congress has to date, related reinstatement of Superfund's taxing and spending authority to comprehensive reauthorization of the basic CERCLA statute. The Congressional Budget Office estimates that the Superfund trust fund has sufficient funds for the CERCLA program through the year 2000.

     The Company believes that failure of Congress to reauthorize CERCLA and proposed substantial changes in and continuing uncertainty concerning the details of the legislation, cleanup standards, and remedy selection, have resulted in project delays and/or the failure of clients to initiate or proceed with projects. A number of changes to CERCLA have been previously proposed as a part of the reauthorizing legislation. Amendments to repeal CERCLA's retroactive liability provisions have been introduced. Standards for acceptable cleanups have also been the subject of proposals for change. Although several bills to reauthorize CERCLA have been introduced in Congress, controversy over the details of the legislation indicate that there is no clarity when CERCLA may be reauthorized, what changes would be included in any reauthorization, or what funding levels might be.

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

     Although the USEPA recently promulgated regulations significantly tightening standards for ozone and particulate emissions, which might eventually increase demand for the Company's air quality services, the proposals have met with substantial opposition (including court challenges) and their ultimate fate and impact remains uncertain.

     Other Federal and State Environmental Laws. The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. The Food Quality Protection Act (FQPA) of 1996 has created an increased demand for agricultural chemical registration and defense services in which JSC, a recent acquisition by the Company, is a leading supplier. Moreover, the regulatory initiatives incorporated in FQPA, including more comprehensive risk evaluation and management for hazardous chemicals are likely to influence future EPA policies and practices. Such regulatory developments may increase demand for certain of the Company's services. Many states have also passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. This legislation addresses such topics as air pollution control, UST and aboveground storage tank (AST) management, water quality, solid waste, hazardous waste, surface impoundments, site cleanup and wastewater discharge. Many states are also reviewing and relaxing laws and regulations because of their alleged adverse impact upon business and competitiveness.

ENVIRONMENTAL CONTRACTOR RISKS

     Although the Company believes that it generally benefits from increased environmental regulations affecting business, and from enforcement of those regulations, increased regulation, enforcement and private litigation also create significant risks for the Company. These risks include potentially large civil and criminal liabilities from violations of environmental laws and regulations and liabilities to customers and to third parties for damages arising from performing services for clients. The Company's failure to observe such laws and/or the terms and conditions of licenses and permits it holds could adversely impact the Company's ability to carry on one or more of its businesses as presently conducted.

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

     Many of those contracting for environmental management services, particularly those involving large scale remediations, seek to shift to contractors the risk of completing the project in the event the contamination is either more extensive or difficult to resolve than originally anticipated. In the competitive market in which environmental management services are offered, customer pressure has increased significantly for contractors to accept greater risk of performance, liability for damage or injury to third parties or property, and liability for fines and penalties. The Company has from time to time been involved in claims and litigation involving disputes over such issues. (See Notes to Consolidated Financial Statements -Commitments and Contingencies - Contingencies.)

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

     Government Contracting Risk

     As a major provider of services to governmental agencies, the Company also faces the risks associated with government contracting, which could include substantial civil and criminal fines and penalties. Government contracting requirements are complex, highly technical and subject to varying interpretations. As a result of its government contracting business, the Company has been, is, and expects in the future to be, the subject of audits and investigations by governmental agencies. (See Notes to Consolidated Financial Statements - Commitments and contingencies - Helen Kramer.) In addition to the potential damage to the Company's business reputation, the failure to comply with the terms of one or more of its government contracts could also result in the Company's suspension or debarment from future government contract projects for a significant period of time, which could result in a material adverse effect on the consolidated financial condition, liquidity, and results of operations of the Company.

INSURANCE AND RISK MANAGEMENT

     The Company has adopted a range of insurance and risk management programs designed to control or reduce potential liabilities, including financing risk through insurance and self-insurance programs, negotiation of contractual indemnification with suppliers and clients, other contract administration procedures, and employee health, safety, training, and environmental monitoring programs. Due to the significant percentage of the Company's revenues derived from work for governmental agencies, the Company has developed a company-wide government contracts compliance program. The Company cannot assure the adequacy of the program and compliance failure could have a material adverse effect on the Company's business.

     The Company maintains liability insurance programs that are structured to provide coverage for major and catastrophic losses while essentially self-insuring losses that may occur in the ordinary course of business. Effective April 1, 1998, the Company contracted with primary and excess liability carriers for $75,000,000 limits with a $500,000 deductible. The Company's insurance program also includes pollution liability coverage with limits of $35,000,000 and a $1,000,000 deductible.

     In preceding years, the Company's insurance program included a $5,000,000 retention for general liability, automobile liability and contractor's pollution liability coverages. With respect to the $5,000,000 retention level for each of such coverages, the Company is obligated to indemnify the Company's insurance carriers against liabilities and costs of defense, subject to certain limitations. Letters of credit support the indemnity commitment.

     Although the Company believes its insurance program to be appropriate for the management of its risks, its insurance policies may not fully cover risks arising from the Company's operations. Policy coverage exclusions, retaining risks through deductible and self-insured retention programs, or losses in excess of the coverage may cause all or a portion of one or more losses not to be covered by such insurance.

LEVERAGE

     The Company has in the past and may in the future have a significant amount of indebtedness. Concurrent with the Merger, IT amended and restated its tender offer credit facility to consist of a $228,000,000 eight year term loan and a $150,000,000 six year revolving credit facility. In conjunction with the Merger, the Company borrowed $228,000,000 under the term loan and approximately $85,000,000 under the revolving credit facility to refinance the tender offer credit facilities and OHM's existing revolving line of credit. The facility is also available for working capital purposes.

     The Company's leverage could also limit its ability to obtain necessary project and other financing and any necessary bonding and to withstand competitive pressure and adverse economic conditions (including a downturn in business or increased inflation or interest rates) or to take advantage of significant business opportunities that may arise, including strategic acquisitions (see generally Management Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources).

RISKS OF ACHIEVEMENT OF SYNERGIES AND INTEGRATION OF OPERATIONS

     The Company's management believes that it will be able to achieve certain after-tax cost savings and other synergistic benefits as a result of combining IT and OHM in the Merger. However, there can be no assurance that such benefits will be realized. Regardless of the level of savings actually realized, the level of savings in 1998 will be affected by transaction costs, presently expected to aggregate approximately $30,500,000 for IT and OHM, consisting of Tender Offer Credit Facilities and Merger Credit Facilities, debt issuance costs of approximately $3,700,000 and $5,400,000, respectively, debt breakage costs of approximately $7.8 million and asset acquisition and stock issuance costs of approximately $8,600,000 and $5,000,000, respectively. Additionally, the future success of the Company will depend in part upon its ability to integrate and operate OHM and other acquired businesses successfully with its business. The business integration includes management reviewing OHM contract claim receivables to understand fully the facts and claim recovery assumptions. The integration process will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. The future success of the Company will also depend in part on its ability to retain and assimilate qualified employees of OHM and other acquired businesses. There can be no assurance that the Company will be able to efficiently integrate acquired businesses with its business or retain or assimilate qualified employees of acquired businesses. A failure to do so could have material adverse effect on the Company's financial condition, liquidity and results of operations. Furthermore, the Company's business strategy calls for continued growth through acquisitions. Identifying and pursuing future acquisition opportunities will require a significant amount of management time and skill. There can be no assurance that the Company will be able to identify suitable acquisition candidates, consummate any acquisition on acceptable terms or successfully integrate acquired business operations (including by realization of anticipated cost savings and synergies). Future acquisitions may entail the payment of consideration in excess of book value, may result in the issuance of additional shares of IT Common Stock, IT Preferred Stock, or the incurrence of additional indebtedness and could have a dilutive effect on the Company's net income per share.

HISTORY OF LOSSES

     IT incurred losses applicable to common stock from continuing operations in each of the five fiscal years 1994 through 1998 in the amounts of $3,200,000, $7,900,000, $3,700,000, $13,700,000 and $12,500,000, respectively. Excluding special charges, net income or loss applicable to common stock from continuing operations is $1,800,000 net income in fiscal year 1998, $5,300,000 net loss in fiscal year 1997 and a $4,600,000 net income in fiscal year 1996. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - "Special Charges", "Quanterra" and "Extraordinary Item". No assurance can be given that IT will not continue to incur losses from continuing operations.


CONTROL OF BOARD OF DIRECTORS

     In November 1996, certain entities affiliated with the Carlyle Group (Carlyle), a Washington D.C. based merchant banking firm, or with respect to which Carlyle affiliates act as investment manager (all such entities are also referred to herein as the "Parent Stockholders") acquired 45,000 shares of Convertible Preferred Stock and warrants (the "Carlyle Warrants") to purchase 1,250,000 shares of IT Common Stock. As a result of a paid-in-kind dividend paid on February 20, 1998, the Parent Stockholders as of that date held 45,271 shares of Convertible Preferred Stock. The Parent Stockholders hold approximately 38% of the voting power of IT prior to the consummation of the Merger (approximately 43% assuming exercise of the Carlyle Warrants) and approximately 21% (approximately 24% assuming exercise of the Carlyle Warrants) of the voting power thereafter. The terms of the Convertible Preferred Stock provide that until November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the IT Board of Directors, provided that such holders continue to hold at least 20% of the voting power of IT. As a result, the Parent Stockholders are in a position to control the strategic direction of IT, to elect and dismiss IT's officers and to approve and disapprove significant transactions. (See "Notes to Consolidated Financial Statements - Preferred Stock
- Carlyle Investment".)

DISCONTINUED OPERATIONS

     In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. These operations included the handling and transportation of clients' wastes and their treatment and/or disposal at Company or third party-owned facilities. In June 1989, the Company completed the sale of IT's active treatment and disposal operations in Imperial Valley and at Bakersfield, California, as well as its transportation business. The Company's four inactive treatment, storage and disposal facilities located in Northern California were not included in this transaction. Closure plans for the other three were previously approved and two of these facilities are closed with the other in the process of closure. In March 1998, the Company announced approval by the California Department of Toxic Substances Control (DTSC) of the final closure and post closure plan for one of the four inactive treatment, storage and disposal facilities. The approved plans allow the Company to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site. Primarily as a result of the recent approval of the Panoche final closure plan, the Company increased its previous cost estimates by $8,000,000 in the quarter ending March 27, 1998.

     There are substantial financial implications related to the discontinued operations (see Notes to Consolidated Financial Statements - Discontinued Operations and Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources).

EMPLOYEES

     At March 27, 1998, the Company employed 4,595 regular employees. At March 27, 1998, none of the Company's employees were represented by labor unions under collective bargaining agreements. The Company employs union labor from time to time on a project-specific basis. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     IT owns or leases property in 28 states, the District of Columbia and the United Kingdom. Excluding its discontinued operations, the Company owns approximately 76 acres and leases approximately 1,115,000 square feet of property for various uses, including regional and project offices, technology and process development laboratories, field remediation support service facilities and corporate offices. Management considers the facilities adequate for the present and anticipated activities of the Company.

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

DISCONTINUED OPERATIONS LEGAL PROCEEDINGS

     See Notes to Consolidated Financial Statements - Discontinued operations for information regarding the legal proceedings that related to the transportation, treatment and disposal discontinued operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     There were no matters submitted to a vote of the Company's common shareholders during the fourth quarter of fiscal year 1998.

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY.

         The following table provides information as of June 12, 1998 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                                                  First
                                                                                               elected as
                                                                                               officer of
              Name                 Age             Position                                    the Company
              ----                 ---             --------                                    -----------

     Anthony J. DeLuca             51       Chief Executive Officer                              1990
                                              and President
     James G. Kirk                 59       Vice President, General Counsel                      1996
                                              and Secretary
     James R. Mahoney              59       Senior Vice President,                               1991
                                              Consulting and Ventures
     Raymond J. Pompe              64       Senior Vice President,                               1988
                                              Engineering and Construction
     Philip O. Strawbridge         43       Senior Vice President,                               1998
                                              Chief Administrative Officer

-------------

     Mr. DeLuca was named Chief Executive Officer and President and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

     Mr. Kirk, who joined the Company as General Counsel, Eastern Operations, in 1991, was named Vice President, General Counsel and Secretary in September 1996. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors from 1978 to 1991. From 1973 to 1978, Mr. Kirk was Assistant General Counsel for Dravo Corporation.

     Mr. Mahoney, who joined the Company in January 1991 as Senior Vice President and Director of Technology was named Senior Vice President, Corporate Development and Sales in April 1992; Senior Vice President, Technical Operations and Corporate Development in March 1995; and Senior Vice President, Consulting and Ventures in July 1996. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1987, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major engineering and construction firm.

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

     Mr. Strawbridge joined the Company through the merger with OHM in May, 1998 as Senior Vice President and Chief Administrative Officer. Mr. Strawbridge joined OHM Corporation in February 1996 as Senior Vice President, Chief Financial and Administrative Officer and was given the additional responsibility of President of OHM's wholly owned subsidiary OHM Energy Services in October, 1996. Prior to joining OHM, Mr. Strawbridge was employed by Fluor Corporation from 1988 to 1996 in various managerial capacities including Senior Director of Contracts and Finance and acting Vice President of Fluor Daniel Fernald. From 1976 to 1988, Mr. Strawbridge was employed by the U.S. Government in various management and executive capacities.

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

                           QUARTER ENDED                 HIGH         LOW
                           -------------                 ----         ---

     June 28, 1996................................... $ 14          $  9
     September 27, 1996..............................   12             7   1/2
     December 27, 1996...............................   11   1/2       8   3/8
     March 28, 1997..................................    8   7/8       6   3/4
     June 27, 1997...................................    8   1/4       6   3/8
     September 26, 1997..............................    9   1/4       6 13/16
     December 26, 1997...............................    9  9/16       7
     March 27, 1998..................................   10   5/8       7   3/8


     On June 11, 1998, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $10.1875 per share. On that date there
            -----------------------
were 2,118 stockholders of record.

     The Company has not paid a cash dividend on its common stock for the three years ended March 27, 1998. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business. IT's credit agreements prohibit cash dividends on common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth income statement information for the Company's continuing operations and other financial information for each of the five years in the period ended March 28, 1997. Share and per share data have been restated to reflect the one-for-four reverse stock split effective November 21, 1996.

                                                                        Year ended
                                                 -----------------------------------------------------------
                                                                                               March 31,
                                                 March 27,    March 28,    March 29,       -----------------
                                                    1998        1997         1996          1995         1994
                                                    ----        ----         ----          ----         ----
                                                             (In thousands, except per share data)
INCOME STATEMENT INFORMATION
Revenues                                         $ 442,216    $ 362,131    $ 400,042    $ 423,972    $ 392,803

Loss from continuing operations
  (net of preferred stock dividends)               (12,527)     (13,693)      (3,654)      (7,880)      (3,241)

Loss per share
  from continuing operations                         (1.28)       (1.48)        (.41)        (.89)        (.37)

Weighted average shares outstanding                  9,737        9,227        8,982        8,889        8,691

OTHER FINANCIAL INFORMATION
Working capital                                 $   74,924    $ 110,705    $  89,174    $  73,838    $  63,522

Total assets                                       709,217      342,531      315,314      362,152      359,203

Long-term debt                                     284,697       65,874       65,611       80,189       68,625

Long-term accrued liabilities                       27,528       15,184       30,223       45,207       38,993

Stockholders' equity                               148,150      168,853      140,865      145,921      160,548

Above per share amounts are computed based upon the new Financial Accounting Standards Board Opinion No. 128, which had no effect as a result of the losses incurred.

No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

OVERVIEW

     The Company provides a full range of technology-driven, value-added consulting, engineering and construction capabilities through a network of 67 offices in the United States and selected international locations. The Company's services include construction and remediation, risk assessment, air quality management, pollution prevention and waste minimization, information management, land-use planning and restoration services of impaired properties, decontamination and decommissioning, design/build, wastewater treatment, historical research and investigation, environmental consulting and advocacy services, engineering services and facility outsourcing for operation, maintenance and construction. The Company's business strategy is to be a global provider of environmental and infrastructure solutions to both the government and private industry clients. As part of this strategy, the Company entered into a definitive agreement to acquire OHM Corporation on January 15, 1998 and the first step of the Merger Agreement was completed through a tender offer on February 25, 1998 at which time the Company owned

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


approximately 54% of the outstanding shares of OHM. The second step of the acquisition was successfully completed on June 11, 1998 and created a company with projected annual revenues of approximately $1.0 billion and backlog at March 27, 1998 of approximately $3.5 billion. The Company has also diversified through several acquisitions of specialized companies primarily serving targeted commercial markets.

REVENUES

     Revenues for fiscal year 1998 were $442,216,000, up 22 percent or $80,085,000 from the $362,131,000 revenues reported in the prior fiscal year. Fiscal year 1998 includes the results of OHM Corporation ("OHM") since February 25, 1998, the date on which IT acquired a 54% controlling interest. Revenues related to OHM in the fourth quarter were $42,106,000. A significant portion of the increase in revenues (approximately $57,500,000) is due to revenues generated from acquired businesses including OHM. Revenue from the Company's federal government contracts increased approximately 19 percent in fiscal year 1998 when compared to fiscal year 1997. Revenues from federal government contracts excluding OHM, increased 6 percent during these same comparative periods.

     Although revenue growth (excluding acquisitions) in the Company's construction and remediation business is expected to be modest in the near future due to difficult industry-wide conditions, the Company has aggressively targeted revenue growth and diversification through business acquisitions as evidenced by the businesses acquired during fiscal year 1998. In addition to the OHM acquisition, the Company purchased four other companies during fiscal year 1998. These acquisitions include; (1) PHR, a consulting firm which assists business entities to more economically confront potential or existing environmental liabilities through an interdisciplinary investigation approach of science, history and information, (2) PEG, a company providing a broad range of environmental consulting and engineering services to major oil companies, mainly in the western United States, (3) JSC, a company providing economically driven, science-based environmental consulting and advocacy services, and (4) LandBank Inc., a real estate and restoration company focusing on environmentally impaired properties.

     A substantial percentage of the Company's revenues during the three years ended March 27, 1998 was earned through executing governmental contracts for various federal, state and local agencies. Revenues from governmental contracts accounted for 63% of the Company's revenues in fiscal year 1998 compared to 67% and 69% in fiscal years 1997 and 1996, respectively. See the table in Business - Operations - Customers - Federal, State and Local Governmental Clients for an analysis of the Company's revenues attributable to federal, state and local governmental contracts. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. In the near term, the Company expects that the percentage of total revenues from the execution of federal, state and local governmental contracts will continue to be substantial and increase due to the acquisition of OHM.

     During fiscal year 1998, the DOD revenues of $206,180,000 exceeded fiscal year 1997 revenues of $153,464,000 by $52,716,000. Of this improvement in DOD revenues, about one half resulted from the OHM acquisition and the balance from increased funding of the Company's DOD indefinite delivery order programs and an increase in the number of DOD contracts being executed. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts which are primarily related to remedial action work. Overall, revenue levels from the Company's federal government contracts (excluding OHM) have gradually improved during these comparative periods as strong improvement in DOD activity was partially offset by the completion of contracts funded by other government agencies including the DOE.

     DOE revenues declined by 18% from $49,591,000 in fiscal year 1997 to $40,496,000 in fiscal year 1998. OHM's DOE revenues were not significant for the five week period ending March 27, 1998; however, the Company has received recent DOE awards. Management expects to increase its revenues from the DOE in the future due to an expected transition by the DOE over the next several years to emphasize remediation over studies combined with the Company's favorable experience in winning and executing similar work for the DOD and the Company's experience

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


with DOE related to its past performance of DOE studies. Evidence of the Company's efforts to benefit from this transition is the award in October 1997 of a $122 ,000,000 project to perform the excavation, pretreatment and drying of an estimated one million tons of contaminated materials for the DOE's Fernald Environmental Management Project and the recent award, to provide architect, engineering, construction and construction management services at the DOE's Rocky Flats Environmental Technology Site near Denver, Colorado.

     The Company reported an increase in revenue from the commercial sector of $42,760,000 or 36% for fiscal year 1998, when compared to fiscal year 1997. Of this $42,760,000 revenue increase, 38% was attributable to targeted commercial business opportunities and 62% resulted from business acquisitions including OHM. Revenue growth from the commercial sector (excluding recent acquisitions) could be restricted in the near term partly due to increased emphasis on competitively bid lower cost solutions and partly due to delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement have led some commercial clients to delay projects as well. Contemplated changes in regulations could further decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available.

     Revenues for fiscal year 1997 of $362,131,000 were 9.4% below the $400,042,000 revenue level of fiscal year 1996. This decline in revenues generally reflected the weak demand in both governmental and commercial markets served by the Company, as well as a change in the Company's approach to the market in de-emphasizing smaller lower-value projects in fiscal year 1997. In addition, revenues declined in fiscal year 1997 due to delays in the authorization of the federal budget that reduced funding of governmental projects.

     Revenues derived from large, complex thermal remediation contracts utilizing the Company's HTTS thermal treatment technology were approximately 3%, 10% and 11% of revenues in fiscal years 1998, 1997 and 1996, respectively. Incineration as a remedy under CERCLA has come under legislative and regulatory pressures. Because of this issue, and the relatively higher cost of incineration and the lack of regulatory approved potential project opportunities in the United States; the Company has been forced to seek alternative uses for its HTTS equipment. Until recently, the Company had been actively pursuing foreign and domestic potential opportunities which utilize the HTTS equipment. The two foreign thermal HTTS installations IT had been pursuing through joint ventures have been slowed by circumstances outside of IT's control. At March 27, 1998, the net book value of IT's HTTS equipment, related spare parts inventory and related foreign joint ventures ownership interests was approximately $12,900,000. IT's HTTS equipment is currently idle. On May 27, 1998, IT's Board of Directors approved plans to exit the HTTS incineration business. As a result of this action, the Company plans to sell the HTTS equipment and anticipates incurring a $12,000,000 charge to operations, net of cash proceeds in the quarter ending June 26, 1998. (See Notes to Consolidated Financial Statements - Subsequent Events.)

     The Company's total funded and unfunded backlog at March 27, 1998 was approximately $3,451,000,000 ($1,198,000,000 at March 28, 1997) including approximately $405,000,000 of contracted backlog scheduled to be completed during the nine month period ended December 1998 and between $180,000,000 and $210,000,000 of additional project work expected to be defined and performed in the nine month period ended December 1998 under existing governmental IDO contracts. Backlog revenues are expected to be earned primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog amounts at March 27, 1998 and March 28, 1997 include $2,688,000,000 and $785,000,000, respectively, of future work the Company estimates it will receive (based on historical experience) under existing IDO programs. In accordance with industry practices, substantially all of the Company's contracts are subject to cancellation, delay or modification by the customer.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


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

GROSS MARGIN

        Gross margins were 11.6%, 10.5% and 14.5% of revenues in fiscal years 1998, 1997 and 1996, respectively. Gross margins improved to 11.6% in fiscal year 1998 as management continues to carefully monitor overhead costs and as a result of spreading fixed overhead costs over higher revenue levels. In the near term, the Company expects to maintain the improved gross margin levels achieved due to the organizational streamlining initiated in the second quarter of fiscal year 1997 and through expected cost savings resulting from the recent OHM acquisition. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels. In fiscal year 1997, gross margins declined compared to fiscal year 1996 as a result of lower pricing due to competitive industry conditions and by the continued shift in revenue mix toward larger projects and programs which involve more subcontracting and carry a lower margin on revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were 7.2%, 9.2% and 9.5% of revenues in fiscal years 1998, 1997 and 1996, respectively. Selling, general and administrative expenses of $31,774,000 in fiscal year 1998 were $1,657,000 or 5.0% lower than the fiscal year 1997 level primarily due to the full year impact of the corporate restructuring (see Special Charges) initiated at the end of the second fiscal quarter of 1997 and the relocation of the Company's corporate headquarters in the first quarter of fiscal year 1998 which resulted in reduced lease expense and labor cost as the Company integrated and consolidated management and corporate functions into the Company's largest facility (see Special Charges). In the near term, the Company expects selling, general and administrative expenses to decrease as a percentage of revenue primarily due to the OHM acquisition. Fiscal year 1997 selling, general and administrative expenses of $33,431,000 represented a decrease of $4,694,000 or 12.3% from the prior year level, due to the above mentioned corporate restructuring initiated in the second fiscal quarter of 1997.

SPECIAL CHARGES

     Special charges of $14,248,000 were recorded in fiscal year 1998. These special items include a $5,694,000 charge for integration costs associated with the acquisition of OHM, a $3,943,000 non-cash charge related to the Helen Kramer project claim settlement, a $2,811,000 charge associated with the relocation of the Company's corporate headquarters, and a $1,800,000 loss from the sale of a small remediation services business.

     As a result of the acquisition of OHM, the Company approved an integration plan to reduce overall facility cost by consolidating various IT and OHM facilities, subleasing excess space and terminating certain employees. The $5,694,000 charge recorded in the fourth quarter of fiscal year 1998 for these integration costs included $2,197,000 of costs for severance pay to IT employees and $3,497,000 of costs and other related items for closing and consolidating IT offices with OHM offices. As of March 27, 1998, $4,526,000 of the integration charge remained to be paid. By December 25, 1998, approximately 50% of this charge is expected to be paid as the integration process between IT and OHM will be substantially complete. The remaining costs relate to the facility closures and office consolidations and will be paid over the future terms of the facility leases. Most of these facility leases will be paid off within the next four years, however, one lease requires payments over the next seven years. Subleasing efforts commenced in February 1998 primarily through a relationship established with a national real estate firm.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


     In December 1997, the Company settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the Environmental Protection Agency and the Department of Justice (jointly "Government") arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14,500,000 payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4,300,000 to the Government to resolve related civil claims by the Government. IT's share of the joint venture results is 60%, accordingly, IT received net cash of $6,000,000, its proportionate share of the settlement. In December 1997, the Company recorded a non-cash pre-tax charge of $3,943,000 as the cash received was less than the combined unbilled and billed receivables related to this project which totaled approximately $9,900,000.

     The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. In May 1997, the Company incurred a non-cash pre-tax charge of $1,800,000 to sell its California remediation services business pursuant to a change in the Company's approach to the market.

     In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $903,000 of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid approximately $2,460,000 in termination benefits. In addition, the Company approved a plan to close five leased facilities and reduce the size of eleven other leased facilities by either sublease or abandonment. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of approximately 7 years. At March 27, 1998, $1,187,000 of the charge remained to be paid.

QUANTERRA

     Since December 29, 1995, the Company has retained a 19% ownership interest in Quanterra, Inc., an environmental laboratory business, and accounted for this investment under the cost method. (See Liquidity and Capital Resources and Notes to Consolidated Financial Statements - Quanterra.) As a result, the Company has not recognized income or loss from Quanterra in fiscal years 1998 or 1997. Prior to December 29, 1995, the Company's investment in Quanterra was 50% and accounted for under the equity method. In the nine month period ending December 29, 1995, the Company reported equity in net loss of Quanterra of $1,821,000 and a pre-tax charge of $24,595,000 to reflect the impairment in the value of IT's investment in Quanterra. The impairment occurred as a result of the recapitalization transaction in which IT and Corning completed an agreement to recapitalize Quanterra and change IT's ownership interest in Quanterra from 50% to 19%. The events that led to the impairment of the Company's investment in Quanterra occurred in December 1995 when it became evident that Quanterra's net loss would increase significantly in comparison to the September 1995 quarterly results and it became apparent that Quanterra would require additional capital from its owners to meet its liquidity needs for 1996. These two events led to the recapitalization transaction and the Company's loss recognition. On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets include the Company's 19% common stock ownership interest in Quanterra, which is currently recorded at $16,300,000.
The Company expects to sell its investment in Quanterra for approximately $6,000,000, and as a result, the Company anticipates recording a non-cash charge of approximately $10,000,000 in the quarter ending June 26, 1998. (See Notes to Consolidated Financial Statements - Subsequent Events.)

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


OTHER INCOME

     In fiscal year 1998, other income represents minority interest in OHM (see Notes to the Consolidated Financial Statements - Business Acquisitions - OHM Acquisition), Chi Mei and miscellaneous asset sales.

     In fiscal year 1996, the Company reported in other income a pre-tax gain of $1,090,000, related to the settlement of certain litigation concerning a HTTS incineration project.

INTEREST, NET

     Net interest expense was 1.8%, 1.5% and 1.6% of revenues in fiscal years 1998, 1997 and 1996, respectively. The following table shows net interest expense for the three fiscal years ended March 27, 1998.

                                                      Year ended
                                       --------------------------------------------
                                       March 27,         March 28,        March 29,
                                         1998              1997             1996
                                         ----              ----             ----
                                                      (In thousands)
Interest incurred..................     $ 10,730          $ 7,168           $ 7,014
Capitalized interest...............          (10)               -                 -
Interest income....................       (2,751)          (1,908)             (569)
                                         -------          -------           -------
  Interest, net....................      $ 7,969          $ 5,260           $ 6,445
                                          ======           ======            ======

     The increase in fiscal year 1998 net interest expense compared to fiscal year 1997 of $2,709,000 is directly related to the tender credit facilities arranged by the Company to acquire OHM. Loan origination costs and fees and interest expense incurred for the period February 25, 1998 to March 27, 1998 related to the acquisition of OHM stock was approximately $3,400,000.

     During fiscal year 1997, the level of debt outstanding was relatively unchanged from the prior year end level as the Company's refinancing completed in October 1995 provided that initial principal payments were not due until 2001 on the Company's outstanding $65,000,000 senior secured notes. Accordingly, interest incurred in fiscal year 1997 was $154,000 or 2.2% higher than the corresponding amount for fiscal year 1996. Interest income of $1,908,000 was $1,339,000 higher than the $569,000 in fiscal year 1996 due to the full-year investment in cash equivalents of the excess proceeds of the October 1995 refinancing and an increased level of investment in cash equivalents beginning in November 1996 from the proceeds of the Carlyle Investment (see Notes to Consolidated Financial Statements Preferred stock - Carlyle Investment).

INCOME TAXES

     For the fiscal year 1998, the Company reported a loss from continuing operations before income taxes and an extraordinary item of $2,185,000 and recorded an income tax charge of $4,175,000 after adjusting for the special charge and a $2,252,000 deferred tax asset valuation adjustment prior to the acquisition of OHM. The Company also recognized a tax benefit of $3,497,000 on an extraordinary charge for the early extinguishment of debt and a $3,040,000 benefit for a loss from disposition of a discontinued operation. The total net tax benefit is $2,362,000. The Company's effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the above charge, state income taxes and nondeductible expenses (see Notes to Consolidated Financial Statements - Income taxes).

     For fiscal year 1997, in which the Company reported a loss from continuing operations before income taxes of $8,956,000, the Company recorded an income tax benefit of $179,000 which included a $4,602,000 tax charge resulting from the adjustment of IT's deferred tax asset valuation allowance based on the Company's assessment of the

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the Special Charges (see Special Charges).

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

     Based upon a net deferred tax asset of $86,495,000 (net of a valuation allowance of $31,865,000) at March 27, 1998, and assuming a net 38% federal and state tax rate, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $228,000,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions and restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its deferred tax asset of $86,495,000.

EXTRAORDINARY ITEM

     In fiscal year 1998, the Company recorded a $5,706,000 charge, net of income tax benefit of $3,497,000, related to the early extinguishment of IT's $65,000,000 senior debt which was refinanced in connection with the merger with OHM. The Company incurred a $5,563,000 payment for the make whole interest provision as a result of retiring its $65,000,000 senior debt, in accordance with the loan agreement. In addition, the Company also expensed approximately $3,600,000 related to the unamortized loan origination expenses associated with issuing the $65,000,000 senior debt.

DIVIDENDS

     The reported dividends for fiscal years 1998, 1997 and 1996 were $6,167,000, $4,916,000 and $4,200,000, respectively. The reported dividends include imputed dividends on the 6% Cumulative Convertible Participating Preferred Stock of $2,105,000 and $866,000 for fiscal years 1998 and 1997, respectively, which are not payable in cash or stock. Commencing with November 21, 1997, the 6% Preferred Stock outstanding accrues a 3% inkind stock dividend for one year during which the statement of operations also includes an imputed dividend at a rate of approximately 3% per annum. This additional imputed dividend of $467,000 in fiscal 1998 will never be paid in cash, except for fractional shares, and represents the amortization of the fair market value adjustment recorded since the date of issuance. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly. The Company reported cash dividends on its outstanding depositary shares (each representing 1/100 of a share of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock) of $3,595,000, $4,050,000 and $4,200,000 in fiscal years 1998, 1997 and 1996, respectively. The decrease in cash dividends in fiscal 1998 of $455,000 compared to fiscal 1997 is due to the conversion to common stock by some holders of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock during the third quarter of fiscal year 1997. The Company's dividends are summarized below:

                      INTERNATIONAL TECHNOLOGY CORPORATION
                        RESULTS OF OPERATIONS (CONTINUED)


                                                              March 27,        March 28,         March 29,
                                                                1998             1997              1996
                                                                ----             ----              ----

Dividend Summary on Preferred Stock
-----------------------------------
7% Cumulative convertible exchangeable
     cash dividend                                          $ 3,595,000      $ 4,050,000       $ 4,200,000

6% Cumulative convertible participating
     Imputed non-cash dividend                                2,105,000          866,000                 -
     In kind 3% stock dividend (including
     cash paid of $7,000 for fractional shares)                 467,000                -                 -
                                                            -----------      -----------       -----------
                Total                                       $ 6,167,000      $ 4,916,000       $ 4,200,000
                                                            ===========      ===========       ===========

DISCONTINUED OPERATIONS

     In fiscal year 1998, the Company increased its provision for loss on disposition of its discontinued transportation, treatment and disposal business by $4,960,000 (net of income tax benefit of $3,040,000). This increased provision primarily related to an additional accrual for closure costs related to the former Panoche disposal site. In March 1998, the Company announced approval by the California Department of Toxic Substances Control (DTSC) of the final closure and post closure plan for one of the four inactive treatment, storage and disposal facilities. The approved plans allow the Company to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site.

     For further information regarding the Company's discontinued operations, see Notes to Consolidated Financial Statements - Discontinued Operations.

                      INTERNATIONAL TECHNOLOGY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES


     Working capital decreased by $35,781,000 or 32.3% to $74,924,000 at March 27, 1998 from $110,705,000 at March 28, 1997. The current ratio at March 27, 1998 was 1.38:1 which compares to 2.21:1 at March 28, 1997.

     Cash used by operating activities for fiscal year 1998 totaled $19,540,000, a change of $44,335,000 from the $24,795,000 of cash provided by operating activities in the prior fiscal year principally due to a reduction in receivables collected in fiscal year 1998 compared to fiscal year 1997. Additionally, billing in excess of revenues earned decreased $4,634,000 compared to an increase of $5,183,000 last year as a large remediation project was completed in the current fiscal year. Furthermore, during fiscal year 1997, cash flow from operating activities was positive primarily due to strong accounts receivable management that improved cash flow by $25,422,000. This improved receivable management was maintained during the current fiscal year as receivables decreased slightly, $386,000, despite an increase in revenue. Of the $19,540,000 net cash used for operating activities during fiscal year 1998, $14,914,000 is related to the Company's discontinued operations. For further information on these activities, see Notes to Consolidated Financial Statements
- Discontinued operations. Capital expenditures were $4,766,000, $3,361,000 and $4,696,000 for fiscal years 1998, 1997 and 1996, respectively. Capital expenditures for fiscal year 1998 were $1,405,000 higher than fiscal year 1997 due primarily to computer hardware requirements to integrate acquisitions. However, capital expenditures for fiscal year 1998 were approximately the same as fiscal year 1996. The Company expects an increase in capital expenditures for the period ending December 1998 directly related to the OHM acquisition. Cash used for the acquisition of businesses, net of cash acquired was $163,189,000 for fiscal year 1998. On February 25, 1998, IT purchased 13,933,000 shares of OHM Corporation common stock for $160,229,500 which is included in the Statement of Cash Flows net of the $12,000,000 of cash acquired. The Company also acquired speciality consulting firms PHR, PEG, JSC and LandBank for cash during fiscal year 1998. These acquisition agreements, along with the acquisition of Beneco by OHM, include potential future earnout payments. The total potential future contingent payments range from a low of zero to a maximum of approximately $19,900,000 of which $13,700,000 can be payable in the Company's common stock at the Company's option. The Company does not expect to pay significant cash income taxes over the next several years due to its net operating loss carryforwards. (See Notes to Consolidated Financial Statements - Income taxes and Management's Discussion and Analysis of Results of Operations and Financial Condition Continuing Operations - Income taxes.)

     To finance the acquisition of OHM, IT entered into a $240,000,000 credit facility ("Tender Offer Credit Facilities"). The Tender Offer Credit Facilities were used to complete the Tender Offer, to refinance IT's $65,000,000 principal amount of senior notes and for working capital purposes during the period from the Tender Offer closing date of February 25, 1998 until the merger closing date of June 11, 1998. The Tender Offer Credit Facilities provided up to $240,000,000, consisting of an eighteen-month $80,000,000 tender note and an $160,000,000 revolving credit facility. The loans made under the Tender Offer Credit Facilities did not amortize and were repaid in full with proceeds made under the Merger Credit Facilities (as defined herein). Loans made under the Tender Offer Credit Facilities bore interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) through June 10, 1998, at the Company's option. To complete the Merger, IT effected a $378,000,000 refinancing ("Merger Credit Facilities") on June 11, 1998 and initially borrowed $228,000,000 under the term loan provisions and approximately $85,000,000 through the revolving credit facility. The proceeds of the loans made under the Merger Credit Facilities were used to finance the cash consideration paid in the Merger, to pay related expenses and costs, to refinance loans outstanding under the Tender Offer Credit Facilities and OHM's loans outstanding under its existing credit facility. The Merger Credit Facilities consist of an eight-year amortizing term loan of $228,000,000 and a six-year revolving credit facility of $150,000,000. The $150,000,000 revolving facility provides working capital for IT and its subsidiaries (including OHM and its subsidiaries) and for general corporate purposes. The Merger Credit Facilities are secured by a security interest in substantially all of the assets of IT and its subsidiaries (including the assets of OHM and its subsidiaries).

     The term loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum), and revolving loans made under the Merger Credit Facilities

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum), through the date that is six months after completion of the Merger, with adjustments thereafter based on the ratio of IT's consolidated total debt to consolidated earnings before interest and taxes and depreciation and amortization, "EBITDA" as defined by the Merger Credit Facilities loan agreement.

     The Merger Credit Facilities amortize on a semi annual basis in aggregate annual installments of $4,500,000 for the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. IT is required to prepay the loans under the Merger Credit Facilities with the net proceeds of asset sales and certain debt and equity financing, and with a portion of IT's consolidated excess cash flow. In addition, OHM is required by the terms of its 8% Convertible Subordinated Debentures to make annual redemptions (or sinking fund payments) in an amount equal to approximately $4,300,000. These Debentures are guaranteed by the Company and are convertible into a combination of IT common stock (based on a conversion price, subject to adjustment, of $22.50 per share) and cash (based on a conversion price of $24.00 per share).

     The Credit Facilities include certain representations, warranties and covenants customary for facilities of this type, including: various financial covenants and limitations (subject to certain exceptions) on indebtedness, lease obligations, mergers and acquisitions, and other fundamental changes. The Credit Facilities also include customary events of default as well as upon a change of control of IT including, among other things, on or after the funding of the Merger Credit Facilities on June 11, 1998, the disposition of the 6% Cumulative Convertible Participating Preferred Stock or the Carlyle Warrants to a person other than the Preferred Stock Group (any person or group of persons other than the Convertible Preferred Stock or the Carlyle Warrants to a person other than the Parent Stockholders or certain persons affiliated with the Parent Stockholders).

     Long-term debt (including the 8% convertible subordinated debentures) of $284,697,000 at March 27, 1998 increased from the $65,874,000 at March 28, 1997 primarily due to the acquisition of OHM. (See Notes to Consolidated Financial Statements - Long-term debt.) The Company's ratio of debt (including current portion) to equity increased to 2.03:1 at March 27, 1998 from 0.42:1 at March 28, 1997 and 0.47:1 at March 29, 1996, respectively.

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

     The Company's shareholder agreements relating to Quanterra (an environmental analytical services business 81% owned by an affiliate of Corning Incorporated and 19% owned by IT) contain certain provisions which have affected and, in the future, could affect liquidity. IT was required by these agreements to contribute $2,500,000 to Quanterra in October 1995 and an additional $2,500,000 to Quanterra in January 1996. In connection with a recapitalization of Quanterra in January 1996, the Company committed an additional $2,500,000 to Quanterra, of which $475,000 was paid in each of March, April and July 1996 and $1,075,000 was paid in December 1996, completing the commitment. Additionally, in fiscal year 1997, the Company made a one-time $1,300,000 contribution to Quanterra in the form of work performed related to the decommissioning/closure of a Quanterra laboratory facility. On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets include the Company's 19% common stock ownership interest in Quanterra. As a result of this action, the Company anticipates recording a non-cash charge of approximately $10,000,000 in the quarter ending June 26, 1998. (See Notes to Consolidated Financial Statements - Subsequent Events.) (See Notes to Consolidated Financial Statements - Quanterra.)

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company's bond surety programs provide for $300,000,000 of contract capacity. The evaluation of capacity is based upon bonded projects estimated cost to complete. Approximately thirty-three percent of the capacity is being utilized currently. A portion of the Company's bonding lines is collateralized in the form of letters of credit.

     At June 11, 1998, giving effect to borrowings made in connection with the consummation of the Merger, the Company had $38,000,000 of availability under its revolving credit facility and $2,800,000 in cash and short-term investments. The Company continues to have significant cash requirements, including expenditures for the closure of its inactive disposal sites and PRP matters (see Notes to Consolidated Financial Statements - Discontinued operations), interest, required term loan and subordinated debenture principal payments, preferred dividend obligations, operating lease payments, contingent liabilities and potential future acquisitions. The Company's liquidity position with the availability of the Merger Credit Facilities and cash generated from operations is expected to be sufficient to meet the foreseeable requirements, as well as to in part fund expansion and diversification of the Company's business through both internal growth and acquisitions but will require careful management, particularly during periods of integration of major acquisitions. In connection with the Company's plans for continued growth through acquisition, additional capital sources will be required.

YEAR 2000

     The Company's core financial and administrative software system is certified as Year 2000 compliant by the vendor. During fiscal year 1998, the Company established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, these integration tests were successfully completed. The Company's core hardware was also tested and fully compliant with the year 2000 limitations. The Company also is communicating with customers, suppliers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion plan and is not expected to be material.

FORWARD LOOKING STATEMENTS

     Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", and similar expressions are forward-looking statements that reflect the current views of the Company and its management about future events and are subject to certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in "Business - Operations" - "Regulations", - "Environmental Contractor Risks", - "Insurance and Risk Management", - "Risk of Achievement of Synergies and Integration of Operations", - "Leverage", - "History of Losses", and "Legal Proceedings", and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company as well as competitive factors and pricing pressures, funding of backlog, matters affecting contracting and engineering businesses generally, such as the seasonality of work, weather and clients' timing of projects, and the ultimate costs and results of closure and divestiture of the Company's discontinued operations, the effects of the integration of OHM and any other major acquisitions and achievement of expected synergies therefrom, and industry-wide market factors. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of such factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULE FOR THE THREE YEARS IN THE PERIOD ENDED MARCH 28, 1997


CONSOLIDATED FINANCIAL STATEMENTS.                                                                   PAGE
                                                                                                     ----
     Report of  Ernst & Young LLP, Independent Auditors..............................................  28
     Consolidated Balance Sheets ----- March 27, 1998 and March 28, 1997.............................  29
     Consolidated Statements of Operations ----- Three Years Ended
       March 27, 1998................................................................................  30
     Consolidated Statements of Stockholders' Equity ----- Three
       Years Ended March 27, 1998....................................................................  31
     Consolidated Statements of Cash Flows ----- Three Years Ended
       March 27, 1998................................................................................  32
     Notes to Consolidated Financial Statements......................................................  33

FINANCIAL STATEMENT SCHEDULE.

     II.      Valuation and qualifying accounts......................................................  65

     Schedules not filed herewith are omitted because of the absence in all material respects of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS



The Board of Directors
International Technology Corporation

We have audited the accompanying consolidated balance sheets of International Technology Corporation as of March 27, 1998 and March 28, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 27, 1998. Our audits also included the financial statement schedule listed in the index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Technology Corporation at March 27, 1998 and March 28, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                            ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
May 15, 1998 except the subsequent
   event disclosures related to: (i) HTTS
   and Quanterra; and, (ii) the completion
   of the OHM merger, as to which the
   dates are May 27, 1998 and June 11, 1998, respectively.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 27,        MARCH 28,
                                                                                  1998             1997
                                                                                ---------        --------
                                         ASSETS                                       (IN THOUSANDS)
Current assets:
     Cash and cash equivalents.............................................     $ 24,765        $   78,897
     Accounts receivable, less allowance for doubtful
         accounts of $19,026,000 in 1998 and $2,055,000 in 1997............      210,630           108,207
     Prepaid expenses and other current assets.............................       25,523             4,077
     Deferred income taxes.................................................       12,750            11,324
                                                                                --------          --------
         Total current assets..............................................      273,668           202,505
Property, plant and equipment, at cost:
     Land and land improvements............................................          846             1,330
     Buildings and leasehold improvements..................................       18,222             9,232
     Machinery and equipment...............................................      159,433           140,630
                                                                                 -------           -------
                                                                                 178,501           151,192
         Less accumulated depreciation and amortization....................      102,480           106,891
                                                                                 -------           -------
              Net property, plant and equipment............................       76,021            44,301

Cost in excess of net assets of acquired businesses........................      211,878             9,363
Investment in Quanterra....................................................       16,300            16,300
Other assets  .............................................................       17,557             9,222
Deferred income taxes......................................................       73,745            20,792
Long-term assets of discontinued operations................................       40,048            40,048
                                                                                --------          --------
     Total assets..........................................................     $709,217          $342,531
                                                                                ========          ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................     $ 82,597          $ 29,571
     Accrued wages and related liabilities.................................       38,395            18,852
     Billings in excess of revenues........................................        3,723             7,227
     Other accrued liabilities.............................................       42,091            13,788
     Short-term debt, including current portion of long-term debt..........       16,738             5,343
     Net current liabilities of discontinued operations....................       15,200            17,019
                                                                                --------          --------
         Total current liabilities.........................................      198,744            91,800

Long-term debt.............................................................      240,147            65,874
8% convertible subordinated debentures.....................................       44,550                 -
Long-term accrued liabilities of discontinued operations, net..............        3,773             9,280
Other long-term accrued liabilities........................................       23,755             5,904
Minority interest..........................................................       50,098               820
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $100 par value; 180,000 shares authorized:
         7% cumulative convertible exchangeable, 20,556
              issued and outstanding.......................................        2,056             2,056
         6% cumulative convertible participating, 45,271 and 45,000 shares
              issued and outstanding, respectively.........................        4,451             4,204
     Common stock, $.01 par value; 50,000,000 shares authorized; 9,729,511
         and 9,744,583 shares issued and outstanding, respectively.........           97                97
     Treasury stock at cost, 8,078 shares .................................          (74)              (74)
     Additional paid-in capital............................................      246,681           244,287
     Deficit  .............................................................     (105,061)          (81,717)
                                                                                --------          --------
         Total stockholders' equity........................................      148,150           168,853
                                                                                --------          --------
     Total liabilities and stockholders' equity............................     $709,217          $342,531
                                                                                ========          ========

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEAR ENDED
                                                                    ----------------------------------------------
                                                                     MARCH 27,        MARCH 28,          MARCH 29,
                                                                       1998             1997               1996
                                                                       ----             ----               ----

Revenues ..................................................        $ 442,216         $ 362,131         $ 400,042
Cost and expenses:
   Cost of revenues .......................................          391,126           323,993           341,890
   Selling, general and administrative expenses ...........           31,774            33,431            38,125
   Special charges ........................................           14,248             8,403                --
                                                                   ---------         ---------         ---------
Operating income (loss) ...................................            5,068            (3,696)           20,027
Quanterra related losses ..................................               --                --           (26,416)
Other income, net .........................................              716                --             1,090
Interest, net .............................................           (7,969)           (5,260)           (6,445)
                                                                   ---------         ---------         ---------
Loss from continuing operations before income taxes .......           (2,185)           (8,956)          (11,744)
Benefit (provision) for income taxes ......................           (4,175)              179            12,290
                                                                   ---------         ---------         ---------
Income (loss) from continuing operations ..................           (6,360)           (8,777)              546
Discontinued operations (net of $3,040 income tax benefit):
   Loss from disposition ..................................           (4,960)               --                --
                                                                   ---------         ---------         ---------
Income (loss) before extraordinary item ...................          (11,320)           (8,777)              546
Extraordinary item: (net of $3,497 income tax benefit)
   early extinguishment of debt ...........................           (5,706)               --                --
                                                                   ---------         ---------         ---------
Net income (loss) .........................................          (17,026)           (8,777)              546
Less preferred stock dividends ............................           (6,167)           (4,916)           (4,200)
                                                                   ---------         ---------         ---------
Net loss applicable to common stock .......................        $ (23,193)        $ (13,693)        $  (3,654)
                                                                   =========         =========         =========

Net loss per share basic and diluted:
   Continuing operations (net of preferred stock dividends)        $   (1.28)        $   (1.48)        $    (.41)
   Discontinued operations:
     Loss from disposition ................................             (.51)               --                --
   Extraordinary item: early extinguishment of debt .......             (.59)               --                --
                                                                   ---------         ---------         ---------
                                                                   $   (2.38)        $   (1.48)        $    (.41)
                                                                   =========         =========         =========


See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED MARCH 27, 1998
                                 (IN THOUSANDS)


                                               7%            6%
                                           CUMULATIVE    CUMULATIVE
                                           CONVERTIBLE   CONVERTIBLE
                                          EXCHANGEABLE  PARTICIPATING                    ADDITIONAL
                                            PREFERRED     PREFERRED  COMMON  TREASURY     PAID-IN
                                              STOCK         STOCK    STOCK    STOCK       CAPITAL         DEFICIT         TOTALS
                                              -----         -----    -----    -----       -------         -------         ------


Balance at March 31, 1995 ..............     $ 2,400      $   --     $ 89      $  --      $ 207,785      $ (64,353)     $ 145,921
   Repurchase of common stock ..........          --          --       --       (740)            --             --           (740)
   Restricted stock awards, net ........          --          --        2        656            238             --            896
   Retirement of warrant and common
     stock resulting from the
     recapitalization of Quanterra .....          --          --       (1)        --         (2,399)            --         (2,400)
   Issuances of common stock ...........          --          --        1         --            841             --            842
   Dividends paid on preferred stock ...          --          --       --         --             --         (4,200)        (4,200)
   Net income ..........................          --          --       --         --             --            546            546
                                             -------      ------     ----      -----      ---------      ---------      ---------
Balance at March 29, 1996 ..............       2,400          --       91        (84)       206,465        (68,007)       140,865
   Net proceeds from preferred stock and
       warrants issued to Carlyle ......          --       4,117       --         --         36,492             --         40,609
   Conversion of preferred stock .......        (344)         --        7         --            337             --             --
   Restricted stock awards, net ........          --          --       (1)        10            214             --            223
   Dividends on preferred stock ........          --          87       --         --            779         (4,916)        (4,050)
   Cumulative translation adjustment ...          --          --       --         --             --            (17)           (17)
   Net loss ............................          --          --       --         --             --         (8,777)        (8,777)
                                             -------      ------     ----      -----      ---------      ---------      ---------
 Balance at March 28, 1997 .............       2,056       4,204       97        (74)       244,287        (81,717)       168,853
   Restricted stock ....................          --          --       --         --            223             --            223
   Dividends on preferred stock ........          --         247       --         --          2,232         (6,167)        (3,688)
   Cumulative translation adjustment ...          --          --       --         --             --           (151)          (151)
   Stock options exercised .............          --          --       --         --            (61)            --            (61)
   Net loss ............................          --          --       --         --             --        (17,026)       (17,026)
                                             -------      ------     ----      -----      ---------      ---------      ---------
 Balance at March 27, 1998 .............     $ 2,056      $4,451     $ 97      $ (74)     $ 246,681      $(105,061)     $ 148,150
                                             =======      ======     ====      =====      =========      =========      =========


See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED
                                                                 ----------------------------------------------
                                                                   MARCH 27,         MARCH 28,        MARCH 29,
                                                                     1998              1997             1996
                                                                     ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................        $(17,026)        $ (8,777)        $     546
   Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Net loss from discontinued operations .............           4,960               --                --
         Extraordinary charge for early retirement of debt..           3,640               --                --
         Depreciation and amortization .....................          13,158           14,363            14,502
         Loss on disposition of business ...................           1,800               --                --
         Loss on Helen Kramer claim ........................           3,943               --                --
         Deferred income taxes .............................             678              370           (13,734)
         Quanterra related losses ..........................              --               --            26,416
         Gain from settlement of lawsuits ..................              --               --            (9,090)
         Writedown of equipment ............................              --               --             8,000
         Other .............................................            (980)             (45)              (10)
   Changes in assets and liabilities, net of effects
     from acquisitions and dispositions of businesses:
         Decrease in receivables ...........................             386           25,422            12,904
         (Increase) decrease in prepaid expenses and
           other current assets ............................            (717)             601             1,416
         (Decrease) increase in accounts payable ...........          (7,687)             905            (2,204)
         (Decrease) increase in accrued wages
           and related liabilities .........................          (4,471)           2,473            (3,987)
         (Decrease) increase in billings in
           excess of revenues ..............................          (4,634)           5,183            (1,986)
         Increase (decrease) in other
           accrued liabilities .............................           1,591           (2,111)           (6,613)
         Increase (decrease) in other long-term
           accrued liabilities .............................             733              452              (275)
         Decrease in liabilities of discontinued
           operations ......................................         (14,914)         (14,041)          (11,704)
                                                                    --------         --------         ---------
     Net cash (used for) provided by operating activities...         (19,540)          24,795            14,181
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from thermal HTTS project settlement ...........              --               --            41,100
   Capital expenditures ....................................          (4,766)          (3,361)           (4,696)
   Investment in Quanterra .................................              --           (3,325)           (5,475)
   Proceeds from disposition of business ...................           2,800               --                --
   Acquisition of businesses, net of cash acquired .........        (163,189)          (1,455)           (2,223)
   Other, net ..............................................          (4,896)             700             4,247
                                                                    --------         --------         ---------
   Net cash (used for) provided by investing activities ....        (170,051)          (7,441)           32,953
CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing costs .........................................          (4,113)              --            (4,902)
   Repayments of long-term borrowings ......................         (68,666)            (438)         (110,751)
   Long-term borrowings ....................................         210,940              962            89,598
   Net proceeds from issuance of preferred stock ...........              --           40,609                --
   Dividends paid on preferred stock .......................          (2,702)          (4,050)           (4,200)
   Issuances of common stock, net ..........................              --              (33)            1,807
   Repurchase of common stock ..............................              --               --              (740)
                                                                    --------         --------         ---------
   Net cash provided by (used for) financing activities ....         135,459           37,050           (29,188)
                                                                    --------         --------         ---------
Net (decrease) increase in cash and cash equivalents .......         (54,132)          54,404            17,946
Cash and cash equivalents at beginning of year .............          78,897           24,493             6,547
                                                                    --------         --------         ---------
Cash and cash equivalents at end of year....................        $ 24,765         $ 78,897         $  24,493
                                                                    ========         ========         =========

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of presentation and principles of consolidation

     The consolidated financial statements include International Technology Corporation (IT or the Company) and its wholly-owned and majority-owned subsidiaries. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year presentation.

     The Company's fiscal year consists of four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday of March. On June 9, 1998, the Board of Directors of IT approved a change in IT's fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period will be IT's Annual Report on Form 10-K for the nine month period ending December 25, 1998.

     Business Acquisitions:

     OHM Acquisition

     In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation services company servicing primarily industrial, federal government and local government agencies located primarily in the United States and Canada. The transaction was effected through a two-step process consisting of (a) the acquisition of 54% of the total outstanding shares through a cash tender offer, which was consummated on February 25, 1998, at $11.50 per share for 13,933,000 shares of OHM common stock, for a total consideration of approximately $160,200,000 plus, approximately $4,600,000 in asset acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of approximately 12,900,000 shares of Company common stock and payment of approximately $30,800,000.

     This transaction was accounted for as a step acquisition purchase and therefore the effects of the second step of the merger have not been included in the March 27, 1998 financial statements because the issuance of additional Company shares was subject to shareholder approval which was received subsequent to year end. As a result of the Company acquiring less than 100% of OHM outstanding stock in the first step of the Merger, the valuation of assets acquired and liabilities assumed has been based upon the prorata ownership allocation of the fair values of the assets acquired and liabilities assumed (54%). The excess of the purchase price over the prorata ownership allocation of the fair value of assets acquired and liabilities assumed in the first step of the merger of approximately $194,000,000 is classified as cost in excess of net assets of acquired businesses and is being amortized over forty years. The remaining 46% of OHM's assets and liabilities are included in the Company's financial statements at historical cost with an amount designated as minority interest. Results of operations include OHM for the period from February 24, 1998 through March 27, 1998.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The estimated fair value of the assets acquired and liabilities assumed at the date of the first step of acquisition of OHM are as follows:

     Description                                                Amount
     -----------                                                ------
                                                           (In thousands)
     Current assets                                            $ 153,509
     Property and equipment                                       36,478
     Cost in excess of net assets of acquired businesses         194,318
     Other long term assets                                       43,920
     Current liabilities                                         119,234
     Long term liabilities, primarily debt                        96,716

     As a result of the Merger, the Company has plans to close specific overlapping properties and reduce consolidated employment. The acquired balance sheet includes an estimated accrual of approximately $7,200,000 for 54% of the estimated OHM severance, office closure costs and lease termination costs of which $650,000 was paid prior to March 27, 1998. The OHM integration plan will be finalized, approved and communicated prior to December 31, 1998.

     The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the dates of both the first and second steps of the acquisition. This assessment involves gathering additional information to complete the allocation. Management does not anticipate material changes to the preliminary allocation.

     The following unaudited pro forma condensed statements of operations give effect to the first step of the OHM merger as if the transaction occurred at the beginning of each period presented.

                                                     52 weeks ended
                                          -------------------------------------
                                          (In thousands, except per share data)

                                           March 27, 1998      March 28, 1997
                                              Pro Forma          Pro Forma
                                              ---------          ---------

Revenues                                  $   955,381             $  984,945
Loss from continuing operations
     before extraordinary item                (14,133)               (12,280)
Net loss                                      (24,779)               (12,280)
Net loss applicable to common stock           (30,946)               (17,196)
Loss per share:
     Basic and diluted                          (3.18)                 (1.86)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the merger had taken place at the date and on the basis assumed above.

     Other Acquisitions

     The Company acquired certain other businesses during 1998 and 1997 for aggregate consideration of $12,300,000 and $1,500,000, respectively. These acquisition agreements include potential future earnout payments. Potential future contingent payments relating to these acquisitions range from a low of zero to a maximum of approximately $9,900,000, of which approximately $3,700,000 is payable in the Company's common stock at the Company's option. In accordance with Accounting Principles Board Opinion No. 16 - Business Combinations, these acquisitions were accounted for using the purchase method and in the aggregate were not material enough to require disclosure of pro forma financial information.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In addition, in connection with the acquisition of OHM, the Company assumed the potential future earnout payments relating to Beneco, a company acquired by OHM in June 1997, which range from a low of zero to a maximum of $10,000,000, which at the option of the Company, may be paid in any combination of cash or Company common stock determined by the Company.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 which does not materially impact the Company and is effective for fiscal years beginning after December 15, 1997, requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. Statement No. 131, effective for the period ending December 25, 1998, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting, however, the extent of this change, if any, has not been determined.

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

     Unbilled receivables typically represent amounts earned under the Company's contracts but not billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, unbilled receivables are expected to be billed and collected in the subsequent fiscal year. Included in unbilled receivables at March 27, 1998 is $23,000,000 associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration and should be settled within one year. This $23,000,000 excludes contract claims in litigation (see Notes to Consolidated Financial Statements - Contingencies). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded. Included in unbilled receivables at March 28, 1997 was $9,200,000 of claims related to the Helen Kramer project which was subject to a governmental investigation. The Company settled this claim in December 1997. (See Commitments and contingencies-Helen Kramer contract.)

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Included in accounts receivable at March 27, 1998 are billed receivables, unbilled receivables and retention in the amounts of $191,773,000, $26,996,000 and $10,887,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 27, 1998 were $97,482,000, $9,908,000 and $2,201,000, respectively. At March 28, 1997, billed receivables, unbilled receivables and retention were $89,975,000, $12,305,000 and $7,982,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 28, 1997 were $42,501,000, $9,162,000 and
$4,105,000, respectively. Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

     The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral. At March 27, 1998, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

     The allowance for doubtful accounts was $19,026,000 at March 27, 1998 compared to $2,055,000 at March 28, 1997. This increase was due to the OHM acquisition which includes allowances for specifically identified receivables that are currently in litigation.

     Property, plant and equipment

     The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings-20 to 30 years, land improvements-3 to 20 years, and machinery and equipment-5 to 10 years including salvage value. The Hybrid Thermal Treatment System(R) (HTTS(R)) transportable incineration units are depreciated over the shorter of in-production operating days or on an 8-year straight-line basis (idle basis) to salvage value. The HTTS units are currently idle and subsequent to fiscal year end 1998, on May 27, 1998, the Company announced a plan to exit the HTTS thermal business. (See Notes to Consolidated Financial Statements Subsequent Events.) Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

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

     Interest

     Interest incurred on qualified capital expenditures is capitalized and included in the cost of such constructed assets. Interest incurred was $10,730,000, $7,168,000 and $7,014,000 for fiscal years 1998, 1997 and 1996, respectively. Interest capitalized was $10,000 in fiscal year 1998. No interest was capitalized in fiscal years 1997 or 1996.

     Interest income is principally earned on the Company's investments in cash equivalents and was $2,751,000, $1,908,000 and $569,000 in fiscal years 1998,
1997 and 1996, respectively.

     Intangible assets

     Cost in excess of net assets of acquired businesses is amortized over 20 to 40 years on a straight-line basis. At March 27, 1998 and March 28, 1997, accumulated amortization is $9,576,000 and $8,143,000, respectively. The

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Other intangibles arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years.

     Stock-based compensation

     The Company grants stock options for a fixed number of shares to employees and members of the Board of Directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and accordingly, recognizes no compensation expense for the stock compensation arrangements. The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in the note Stock incentive plans:
Compensation cost.

     Risks and uncertainties

     The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liability to customers and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the Company. Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company.

     The Company does not believe there are currently any material environmental liabilities related to continuing operations not already recorded or disclosed in its financial statements. The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

     The Company's revenue from governmental agencies accounted for 63%, 67% and 69% of revenue for fiscal years 1998, 1997 and 1996, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by any federal budget reductions.

     In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. (See Summary of significant accounting policies - Business Acquisitions and Commitments and contingencies.)

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Per share information

     Per share information is based on the weighted average number of outstanding common shares and common share equivalents during each period which aggregated 9,737,130 in 1998, 9,226,596 in 1997 and 8,981,827 in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. The Company has changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. For all periods presented, shares of common stock issuable upon conversion of the Company's convertible preferred stock, common stock warrants, contingently issuable shares and common stock options are antidilutive, and therefore excluded from the diluted earnings per share calculation.

     Fair value of financial instruments

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

     Long and short-term debt: The fair value of the 8% convertible subordinated debentures was based on a quoted market price at March 27, 1998. For fiscal year 1997, a reasonable estimate of the fair value for the 9.42% senior secured notes was based upon a discounted cash flow analysis. The carrying amount of the credit agreement and other debt approximates its fair value.

The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                      March 27, 1998                      March 28, 1997
                                                 -------------------------          -------------------------
                                                 Carrying        Estimated          Carrying        Estimated
                                                  amount        fair value           amount        fair value
                                                  ------        ----------           ------        ----------
                                                                         (In thousands)
Cash and cash equivalents                        $ 24,765        $ 24,765            $78,897         $78,897

Long and short-term debt:
     9.42% senior secured notes                        --              --             65,000          63,329
     Credit agreement debt:
         Revolver borrowings outstanding-
              Bank of America                      33,200          33,200                 --              --
         Revolver borrowings outstanding-
              Citibank                            126,293         126,293                 --              --
         Term Loan - Citibank                      80,000          80,000                 --              --
     8% Convertible Subordinated Debentures-
         Due October 1, 2006                       46,753          45,643                 --              --
     Other                                         15,189          15,189              6,217           6,217

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES:

   Supplemental cash flow information is:
                                                      Year ended
                                       ----------------------------------------
                                         March 27,      March 28,     March 29,
                                           1998           1997          1996
                                       ------------   ------------   ----------
                                                     (In thousands)
   Interest paid, net of amounts
     capitalized                          $ 11,060       $ 6,713        $ 7,184
   Interest received                         2,652         1,730            293
   Income taxes paid                           770           287          1,860
   Income tax refunds received                   3         1,178              2
   Acquisition liabilities assumed         218,440         6,346          1,155

SPECIAL CHARGES:

     Special charges of $14,248,000 were recorded in fiscal year 1998. These special items include $5,694,000 for integration costs associated with the acquisition of OHM, $3,943,000 non-cash charge related to the Helen Kramer project claim settlement, $2,811,000 charge associated with the relocation of the Company's corporate headquarters, and $1,800,000 loss from the sale of a small remediation services business.

     In the fourth quarter of fiscal year 1998, the Company recorded a $5,694,000 special charge for integration costs associated with the acquisition of OHM. The integration charge included $2,197,000 of costs for severance and $3,497,000 of costs and other related items for closing and consolidating IT offices with OHM offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees, primarily in the operating group and administrative support functions, to be laid-off. In addition, the Company approved an integration plan to close three leased facilities, reduce the size of three facilities and subleased a portion of eight IT facilities by moving into OHM facilities to consolidate offices located in the same area. As of March 27, 1998, $4,526,000 of the integration charge remained to be paid. By December 25, 1998, approximately 50% of this amount is expected to be paid as the integration process between IT and OHM becomes substantially complete. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next four years. One lease requires payments over the next seven years. Subleasing efforts commenced in February 1998 primarily through a relationship established with a national real estate firm.

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

     The special charges that occurred in the first quarter of fiscal 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. The relocation charge included $790,000 of costs for severance, $953,000 of costs for the relocation of IT employees, $710,000 of costs related to the closure of the offices in Torrance, California and $358,000 of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of March 27, 1998, $312,000 remained to be paid, primarily relating to employee relocation and office closure. In May 1997, the Company incurred a non-cash pre-tax charge of $1,800,000 to sell its California based small projects remediation services business.

     In conjunction with the corporate restructuring which was initiated in the second quarter of fiscal year 1997, the Company incurred a pre-tax restructuring charge of $8,403,000. The restructuring charge included $3,400,000 of costs for severance, $4,100,000 of costs for closing and reducing the size of a number of the Company's offices, and $903,000 of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid over $2,460,000 in termination benefits. In addition, the Company approved a plan to close five leased facilities and reduce the size of eleven other leased facilities by either sublease or abandonment. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of approximately seven years. At March 27, 1998, $1,187,000 of the charge remained to be paid.

QUANTERRA:

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

     On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets include the Company's 19% common stock ownership interest in Quanterra, Inc., an environmental laboratory business, which is currently recorded at $16,300,000. The Company expects to sell its investment in Quanterra for approximately $6,000,000, and as a result, the Company anticipates recording a non-cash charge of approximately $10,000,000 in the quarter ended June 26, 1998. (See Notes to Consolidated Financial Statements - Subsequent Events).

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DISCONTINUED OPERATIONS:

     Overview

     Prior to December 1987 the Company was a major provider of hazardous waste transportation, treatment, and disposal operations in California. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. During the quarter ended March 27, 1998, the Company recorded an increase in the provision for loss on disposition of $8,000,000 or $4,960,000, net of income tax benefit of $3,040,000, primarily for additional closure costs related to the approval of the closure plan by the DTSC for the Panoche disposal site. Prior to fiscal year 1998, the Company cumulatively recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $160,192,000, net of income tax benefit of $32,879,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). The Company has funded previously accrued costs of $14,914,000 in 1998, $15,698,000 in 1997 and $11,704,000 in 1996
relating to the closure plans and construction and PRP matters. The Company expects to incur costs over the next several years; however, the nature of the costs will change from closure to monitoring. At March 27, 1998, the Company's consolidated balance sheet included accrued liabilities of approximately $19,000,000 to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted to closure and post-closure use.

     The $19,000,000 in accrued liabilities includes reserves of $42,200,000 for the closure, clean up and post closure care of the Company's Northern California Sites and $2,400,000 for the settlement of alleged liabilities with regard to the OII, GBF and other third party site clean up matters, offset against $25,600,000 of related assets predominantly consisting of trust funds primarily invested in high quality common stock and AAA rated corporate and government bonds, which are recognized at fair market value and annuity investments noted above.

     The annuities and trust fund assets are held in a legally binding trust agreement by a third party trustee naming the California EPA, Department of Toxic Substances control (DTSC) as the beneficiary of the trust. The trust agreement was entered into pursuant to a 1989 consent agreement between the Company and DTSC. As closure and post closure obligations are met by the Company, DTSC is obligated to release funds from the trusts to reimburse the Company to pay for work completed.

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

     Northern California Facilities

     As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four (4) major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been completed at two of these facilities (Montezuma Hills and Benson Ridge) and is substantially completed at a third (Vine Hill), with final completion expected during the spring of 1999.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On March 18, 1998, the DTSC certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. The approved plans are generally consistent with IT's proposed plans for most of the site, with some modifications to the Company's plans for the landfill cap and additional relocation of certain wastes in a peripheral area of the site. The approved plans also provide for future submittal of technical studies that will be utilized to determine final aspects, details and costs of closure construction and monitoring programs. While IT believes that the approved closure plans substantially reduce future cost uncertainties to complete the closure of the Panoche facility, the ultimate costs will depend upon the results of the technical studies called for in the approved plans. Closure construction for the plan is scheduled to be completed within three years of approval of the plan. As a part of the closure process, the Company will excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

     Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, negotiations regarding the details of site closure and post-closure, with DTSC, USEPA, the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Operation of the facilities in the closure and post-closure periods is also subject to regulation by the same agencies. Closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal facilities for at least 30 years. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulatory permit conditions.

     Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure and post closure costs at March 1, 1998, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $18,000,000, and approximately $25,600,000 in trust funds and purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs. Additionally, the Company will be required to notify the DTSC with respect to the impact, if any of the Merger with OHM and any other related transactions on the Company's requirement to provide financial assurance for the closure and post closure of its Northern California facilities and may be required to provide additional or alternate financial assurance.

     The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at March 27, 1998 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. A portion of the residual land is the subject of a local community review of growth strategy. This review has recommended strategies for limiting growth in the area applicable to certain of the Company's property, which have been incorporated in a draft general plan and environmental impact report which were released for public comment in the spring of 1998. Ultimately, if development plans are materially restricted or acceptable entitlements are unobtainable, the carrying value of this property could be significantly impaired. The Company is also pursuing favorable planning changes with respect to certain other nearby property. None of these strategies or changes have been finalized. There is no assurance as to the timing of development or sales of any of the Company's residual land, or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company maintains Environmental Impairment Liability coverage for the Northern California facilities through the Company's captive insurance company. The limits of the policy are $32,000,000 which meet the current requirements of both federal and state law.

Operating Industries, Inc. Superfund Site

     In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California. Subsequently, USEPA alleged that the Company had generated approximately 2% by volume of the manifested hazardous wastes disposed of at the site, and the Company was also served with lawsuits brought by members of a group of PRPs (the Steering Committee).

     Between October 1995 and April 1996, the Company, the USEPA and the Steering Committee agreed to settlements of the Company's alleged liability for response costs incurred by the USEPA pursuant to the first three partial consent decrees entered into in connection with the OII site pursuant to which the Company paid $5,400,000 to the USEPA and $250,000 to the Steering Committee. While resolving the Company's alleged liability for these response costs, the settlement did not include a release of liability for future or final OII remedies. In September 1996, the USEPA released a final record of decision selecting the final remedy for the site. Response costs for the final remedy are estimated by USEPA to be approximately $161,800,000. The Company believes that this estimate does not take into account the benefits of certain work to be performed under the previous consent decrees and therefore substantially overstates the remaining cost. The USEPA has requested, and the Steering Committee and the Company have submitted, proposals to work cooperatively with interested parties respect to the final remedy.

     Should the costs of the final remedy be greater than the amounts recognized or should the Company be forced to assume a disproportionate share of the costs of the final remedy (whether because of differences in the protections obtained by the Steering Committee and the Company under the various consent decrees to which Steering Committee members and the Company are subject, failure of other PRPs to pay their proportionate shares, or otherwise), the cost to the Company of concluding this matter could materially increase.

     GBF Pittsburg Site

     In September 1987, the Company and 17 other companies were served with a Remedial Action Order (RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California, a site which had been proposed by the USEPA to be added to the National Priorities List under CERCLA. (Additional PRPs, consisting primarily of known waste generators, were subsequently served with amended RAOs by the DTSC.) From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one of the two parcels as a liquid hazardous waste site. The activity ceased in 1974, and the Company's predecessor's facility was closed pursuant to a closure plan approved by the appropriate RWQCB. Both of the parcels were then operated by other parties as a municipal and industrial waste site (overlying the former liquid hazardous waste site) and, until 1992, continued to accept municipal waste. Water quality samples from monitoring wells in the vicinity of the site were analyzed by the property owner in August 1986 and indicated the presence of volatile organics and heavy metals along the periphery of the site.

     In June 1997, the DTSC completed and released a final Remedial Action Plan
(RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. As part of the RAP, the DTSC also advised the PRP group of its position that all PRPs, including the company, are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000. (The DTSC also seeks approximately $1,000,000 in oversight costs from all PRPs.) The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate in part because the studies conducted by the PRP group indicate that groundwater quality impact is not affecting drinking water supplies and has filed an application with the appropriate RWQCB for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     The Company and the PRP group initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. State of California Environmental Protection Agency Contra Costa County, California Superior Court Case No. C97-02936) challenging the final RAP, and the PRP group and the DTSC have agreed to stay this litigation and implementation of major RAP elements pending the RWQCB's review of the containment zone application.

     In the final RAP the DTSC assigned the Company and the other members of the PRP group collective responsibility for 50% of the site's response costs. Although the DTSC's allocation of responsibility is not binding except in very limited circumstances, the PRP group continues to believe that the DTSC allocation is inappropriate and current owner/operators should pay a larger portion of the site's response costs because, among other things, the ground water quality impact is not attributable solely to the portion of the site previously operated by it's predecessor, and the PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The owner/operators of the site have denied responsibility and have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

     Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

     Environmental Protection Corporation Site

     In March 1995, IT was notified by the DTSC that it was among 13 companies identified as potentially responsible for costs associated with investigation and cleanup of the Environmental Protection Corporation (EPC) site known as the Eastside Facility near Bakersfield, California. IT transported various waste streams both generated by IT and on behalf of its customers to the Eastside Facility at various times during that facility's operation and it was a minority shareholder in EPC for a period of its operations. Because of the early stage of the matter, the potential costs associated with the remediation of the Eastside facility cannot be reasonably estimated.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                          March 27,        March 28,
                                                            1998             1997
                                                            ----             ----
                                                                (In thousands)

8% Convertible Subordinated Debentures-
        Due October 1, 2006 .......................        $ 46,753        $    --

Senior secured notes, due 2001 - 2003 .............              --         65,000
Credit Agreement Debt:
    Revolver borrowings outstanding-Bank of America          33,200             --
    Revolver borrowings outstanding-Citibank ......         126,293             --
    Term Loan-Citibank ............................          80,000             --

Other .............................................          15,189          6,217
                                                           --------        -------
                                                            301,435         71,217
Less current portion ..............................          16,738          5,343
                                                           --------        -------
                                                           $284,697        $65,874
                                                           ========        =======

     Aggregate maturity of long-term debt, including annual mandatory sinking fund payments for the convertible subordinated debentures, for the five fiscal years following March 27, 1998 is: 1999, $16,738,000; 2000, $11,387,000; 2001,
$9,143,000; 2002, $8,813,000; 2003 and thereafter $255,354,000.

     The convertible subordinated debentures are convertible into 45.04 shares of common stock and $107.50 cash per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% of the principal amount which commenced in 1996, and continue through October 1, 2005.

     On May 31, 1995, OHM entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term to expire on May 30, 2000. Under the terms of the agreement the entire credit facility could be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bore interest at either the prime rate (8.5% at March 27, 1998) plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate (6.11% at March 27, 1998) plus a percentage ranging from 0.325% to 1.625%. This facility was repaid in full, and canceled with the closing and funding of the Merger Credit Facility on June 11, 1998.

     IT executed the OHM Tender Offer with a $240,000,000 credit facility (the "Tender Offer Credit Facilities"). The Tender Offer Credit Facilities were used to complete the Tender Offer, to refinance IT's $65,000,000 principal amount of senior notes and for working capital purposes during the period from the Tender Offer closing date of February 25, 1998 until the merger closing date of June 11, 1998. The Tender Offer Credit Facilities provided amounts up to $240,000,000, consisting of an $80,000,000 tender note for eighteen-months, and a $160,000,000 revolving credit facility, including a sublimit of $25,000,000 for letter of credit issuance. Loans made under the Tender Offer Credit Facilities bore interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) through June 10, 1998, at the Company's option. The Company recorded an extraordinary charge of $9,203,000, reduced by $3,497,000 of deferred tax benefit, as the result of the early extinguishment of existing Company debt, to obtain the Tender Offer Credit Facilities. On June 11, 1998, upon consummation of the second step of the OHM acquisition (see Business Acquisitions above), the Company's Tender Offer Credit Facilities were replaced by the Merger Credit Facilities. As such, the Company classified applicable portions of the Tender Offer Credit Facilities outstanding as of March 27, 1998 as long-term debt in accordance with the provisions of the Merger Credit Facilities.

     The Merger Credit Facilities consist of an eight-year amortizing term loan (term loans) of $228,000,000 and a six-year revolving credit facility (revolving loans) of $150,000,000 that contains a sublimit of $50,000,000 for letter of credit

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


issuance. The term loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum)and amortize on a semi annual basis in aggregate annual installments of $4,500,000 for the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. The revolving loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum). Six months after completion of the merger, adjustments to the interest rates will be made based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The Merger Credit Facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities also contain certain restrictive covenants that, among other things, prohibit the payment of cash dividends on common stock, limit capital expenditures, and require the Company to meet certain financial targets. Letters of credit outstanding at March 27, 1998 were $26,600,000 for the consolidated company.

     The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $15,189,000. These notes payable mature at various dates between June 1998 and November 2000, at interest rates ranging from to 6.909% to 9.50%.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES:

     The benefit for income taxes, net of changes in the deferred tax valuation allowance, consists of the following:

                                           Year ended
                        --------------------------------------------------
                        March 27,           March 28,            March 29,
                          1998                1997                 1996
                          ----                ----                 ----
                                        (In thousands)
Current:
  Federal                $    54             $   (764)            $  1,098
  State                      559                  215                  346
                         -------             --------             --------
                             613                 (549)               1,444
                         -------             --------             --------
Deferred:
  Federal                 (2,801)                 336              (11,942)
  State                     (174)                  57               (1,792)
  Foreign                     --                  (23)                  --
                         -------             --------             --------
                          (2,975)                 370              (13,734)
                         -------             --------             --------
Total benefit            $(2,362)            $   (179)            $(12,290)
                         =======             ========             ========


The benefit for income taxes is included in the statements of operations as follows:

                                                                               Year ended
                                                           --------------------------------------------------
                                                           March 27,           March 28,            March 29,
                                                             1998                1997                 1996
                                                             ----                ----                 ----
                                                                           (In thousands)

Continuing operations before extraordinary items            $ 4,175             $   (179)            $(12,290)
Extraordinary item: early extinguishment of debt             (3,497)                  --                   --
                                                            -------             --------             --------
                                                                678                 (179)             (12,290)
Discontinued operations                                      (3,040)                  --                   --
                                                            -------             --------             --------
Total benefit                                               $(2,362)            $   (179)            $(12,290)
                                                            =======             ========             ========

     A reconciliation of the provision (benefit) for income taxes on the total benefit computed by applying the federal statutory rate of 34% to the loss from continuing operations before income taxes and the reported provision (benefit) for income taxes of the total benefit is as follows:

                                                                               Year ended
                                                           --------------------------------------------------
                                                           March 27,           March 28,            March 29,
                                                             1998                1997                 1996
                                                             ----                ----                 ----
                                                                           (In thousands)

Income tax benefit computed at
  statutory federal income tax rate                        $  (743)            $(3,045)            $ (3,993)
State income taxes, net of federal tax
  benefit, if any                                              504                 179                 (954)
Equity in income (loss) of foreign subsidiaries                121                  --                   --
Amortization of cost in excess of net assets
  of acquired businesses                                       287                 100                  199
Equity in net loss of Quanterra                                 --                  --               (2,366)
Extraordinary item: early extinguishment
  of debt                                                   (3,129)                 --                   --
Discontinued operations                                     (2,720)                 --                   --
Federal deferred tax asset valuation
  allowance adjustment                                       1,906               2,597               (5,539)
Other                                                        1,412                 (10)                 363
                                                           -------             -------             --------
Total provision (benefit)                                  $(2,362)            $  (179)            $(12,290)
                                                           =======             =======             ========

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     At March 27, 1998 and March 28, 1997, the Company had deferred tax assets and liabilities as follows:

                                                                March 27,            March 28,
                                                                  1998                  1997
                                                                  ----                  ----
                                                                        (In thousands)
Deferred tax assets:
    Closure accruals - discontinued operations                  $  15,771             $ 18,468
    NOL carryforwards                                              72,319               20,481
    Tax basis in excess of book basis in Quanterra                 11,145               11,145
    Alternative minimum tax credit carryforwards                    3,458                2,240
    Investment and other tax credit carryforwards                  10,474                2,601
    Other accrued liabilities                                      17,050               11,193
    Asset basis difference - OHM                                   25,987                   --
    Other, net                                                      7,933                3,053
                                                                ---------             --------
        Gross deferred tax asset                                  164,137               69,181
    Valuation allowance for deferred tax asset                    (31,865)              (9,471)
                                                                ---------             --------
        Total deferred tax asset                                  132,272               59,710

Deferred tax liabilities:
    Tax depreciation in excess of book depreciation               (19,465)              (9,235)
    Asset basis difference - discontinued operations              (13,012)             (13,012)
    Other, net                                                    (13,300)              (5,347)
                                                                ---------             --------
        Total deferred tax liabilities                            (45,777)             (27,594)
                                                                ---------             --------

        Net deferred tax asset                                  $  86,495             $ 32,116
                                                                =========             ========

Net current asset                                               $  12,750             $ 11,324
Net noncurrent asset                                               73,745               20,792
                                                                ---------             --------
        Net deferred tax asset                                  $  86,495             $ 32,116
                                                                =========             ========

Approximately $7,100,000 of the valuation allowance relates to the OHM acquisition. Tax benefits subsequently recognized that are related to these amounts will reduce cost in excess of net assets of acquired businesses.

     At March 27, 1998, the Company had net operating losses (NOL's) and tax credit carryforwards with expiration dates as follows:

                                                                      Research
                                                     Net                 and
                                                  Operating          Development         Other
Expiration Dates                                    Losses           Tax Credits        Credits
----------------                                    ------           -----------        -------
                                                                    (In thousands)
     1998 - 2003                               $      516          $     1,140       $     2,381
     2004 - 2008                                   13,831                3,393               107
     2009 - 2013                                  166,944                3,452                 -
     Indefinite                                         -                    -             3,458
                                               ----------          -----------       -----------
      Total                                    $  181,291          $     7,985       $     5,946
                                               ==========          ===========       ===========

     During the year ended March 27, 1998, the Company increased its deferred tax asset valuation allowance from $9,471,000 to $31,865,000. The increase was principally related to the acquisition of OHM corporation and the Company's assessment of its ability to fully utilize the deferred tax asset. During 1998, prior to the acquisition of OHM, the Company increased its valuation allowance to offset increases in the deferred tax asset balance. During the fourth quarter, the Company acquired

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


OHM (see OHM Acquisition) which substantially increased projected taxable income. Because of the Company's position in the industry, recent restructuring and acquisitions and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its deferred tax asset. The company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

     During the year ended March 28, 1997, the Company increased its deferred tax asset valuation allowance from $4,869,000 to $9,471,000. This change was principally due to the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the special charges (see Special Charges).

     During the year ended March 29, 1996, the Company decreased its deferred tax asset valuation from $12,650,000 to $4,869,000. The cumulative impact of the resolution in fiscal year 1996 of a number of uncertainties led to a reassessment of the Company's ability to generate a sufficient level of future earnings to realize a greater portion of its related deferred tax asset, resulting in a release of valuation allowance.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       YEAR ENDED
                                                                    --------------------------------------------------
                                                                    MARCH 27,            MARCH 28,           MARCH 29,
                                                                      1998                 1997                1996
                                                                      ----                 ----                ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Income (loss) from continuing operations
      and before extraordinary items                                $ (6,360)            $ (8,777)            $   546
     Preferred stock dividends                                        (6,167)              (4,916)             (4,200)
                                                                    --------             --------             -------
     Numerator for basic and dilutive earnings
      per share-income available to common
      stockholders                                                   (12,527)             (13,693)             (3,654)
     Discontinued operations (net of income tax benefit)
      loss from disposition                                           (4,960)                  --                  --
                                                                    --------             --------             -------
                                                                     (17,487)             (13,693)             (3,654)
     Extraordinary charge for early retirement of debt
      (net of income tax benefit)                                     (5,706)                  --                  --
                                                                    --------             --------             -------
Net income (loss) applicable to common stock                        $(23,193)            $(13,693)            $(3,654)
                                                                    ========             ========             =======

Denominator:
     Weighted-average number of common shares
         outstanding for basic and dilutive
         earnings per share                                            9,737                9,227               8,982
                                                                    ========             ========             =======

Net loss per share:
     Earnings from continuing operations
         (net of preferred stock dividends)                         $  (1.28)            $  (1.48)            $  (.41)
     Earnings from discontinued operations                              (.51)                  --                  --
     Extraordinary item - early extinguishment of debt                  (.59)                  --                  --
                                                                    --------             --------             -------

Net loss per share                                                  $  (2.38)            $  (1.48)            $  (.41)
                                                                    ========             ========             =======


----------

In June 1998, approximately 12,900,000 shares were issued in connection with the second step of the OHM Merger. (See Business Acquisitions.)

COMMITMENTS AND CONTINGENCIES:

     LEASE COMMITMENTS

     The Company's operating lease obligations including OHM are principally for buildings and equipment. Most leases contain renewal options at varying terms. Generally, the Company is responsible for property taxes and insurance on its leased property. At March 27, 1998, future minimum rental commitments under noncancelable operating leases with terms longer than one year aggregate $116,938,000 and require payments in the five succeeding years and thereafter of $27,618,000,

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


$28,995,000, $24,804,000, $16,728,000, $6,943,000, and $11,850,000,
respectively. A significant portion of these leased assets represent duplicative facilities and equipment resulting from the OHM acquisition. The Company is currently and actively involved in subleasing these assets.

     Rental expense related to continuing operations was $12,931,000 (including $1,175,000 of the special charges), $12,564,000 (including $2,184,000 of the special charges) and $11,037,000 for fiscal years 1998, 1997 and 1996, respectively.

     CONTINGENCIES

     Helen Kramer

     The governmental investigation and related contract claims were settled in December 1997. (See Special Charges.)

     Central Garden

     The Company has determined that the previously disclosed settlements of the three remaining personal injury cases do not require court approval as a class action settlement. While there is some potential for additional personal injury claims to be asserted, the Company believes that this matter can be concluded within the amounts previously reserved by the Company and the coverage of its insurance policies.

     Coakley Landfill Action

     On March 9, 1998, the Coakley Landfill PRP Steering Committee terminated, allegedly for cause, IT's contract to perform design and remediation services at the Coakley Landfill and sued IT for damages for delay, redesign, regrading, repair costs, as well as for possible exposure to penalties by the USEPA. (The Coakley Landfill Group v. IT Corporation v. Gary W. Blake, Inc., et al., U.S.D.C., D.N.H., Case No. 98-167-JD) The Company disputes that the Steering Committee is entitled to terminate the agreement for cause and believes the termination action arose from the Company's pending change order request of approximately $6,300,000. The Company has answered and counterclaimed for damages for wrongful termination, issuing defective plans and specifications, breach of contract and unfair trade practices. Discovery of the case is ongoing, and no trial date has been set and the ultimate outcome of this matter cannot yet be predicted.

     Occidental Chemical Litigation

     OHM is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. (Occidental Chemical Corporation v. OHM Remediation Services Corporation, U.S.D.C., W.D.N.Y, Case No 94-0955(H)) OHM's account receivables at March 27, 1998 include a claim receivable of $8,653,000 related to this matter. OHM's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that OHM believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. OHM's counterclaim seeks an amount in excess of $9,200,000 (inclusive of $8,653,000 of claim receivable) for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. OHM has established additional reserves for a portion of the receivables related to this matter. Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded. Due to the early stage of this matter, its ultimate outcome cannot be predicted.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     GM - Hughes Massena Litigation

     OHM is in litigation with General Motors Corporation ("GM") in the U.S. District Court for the Northern District of New York. GM filed suit in January 1996 (General Motors Corporation v. OHM Remediation Services Corporation, U.S.D.C., N.D.N.Y., Case No. 7:96-CV-1214TJMDS) alleging that OHM breached a contract between Hughes Environmental Systems, Inc. (HESI), a GM subsidiary, for work in 1994 for the remediation of 22,000 cubic yards of PCB contaminated sediment in the St. Lawrence River in Massena. GM seeks damages for $3,800,000. OHM in turn filed suit against HESI and ERM Northeast, Inc. in U.S. District Court in Northern New York seeking $3,600,000 in damages for breach of contract. (OHM Remediation Services Corporation v. Hughes Environmental Systems, Inc. And ERM Northeast, Inc., U.S.D.C., N.D.N.Y., Case No. 7:96-CV-0110TJMDS) The GM suit was later consolidated with OHM's suit against HESI and ERM. GM alleges that OHM abandoned the contract through inability to perform while OHM claims that performance was impacted by conditions at the site that were not as represented. Due to the early stage of this matter, its ultimate outcome cannot be predicted.

     Other

     The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. In the course of the Company's business, there is always risk and uncertainty in pursuing and defending claims and litigation and, not withstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse effect upon the Company's consolidated future results of operations or financial condition.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PREFERRED STOCK:

     Carlyle Investment

     At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45,000,000 investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share (Carlyle Warrants). The net proceeds to IT (after related offering costs of $4,391,000) from the Carlyle Investment were $40,609,000.

     Carlyle held approximately 38% of the voting power of IT prior to the consummation of the Merger (approximately 43% assuming exercise of the Carlyle Warrants) and approximately 21% (approximately 24% assuming exercise of the Carlyle Warrants) of the voting power thereafter. Until November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the IT Board of Directors, provided that such holders continue to hold at least 20% of the voting power of IT. As a result, the Parent Stockholders are in a position to control the strategic direction of IT, to elect and dismiss IT's officers and to approve and disapprove significant transactions. The terms of the Convertible Preferred Stock provide that, to November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

     The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company's 7% Preferred Stock (see 7% Preferred Stock) and prior to the Company's common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends were payable in the first year; dividends are payable quarterly in kind for the second year at the rate of 3% per annum and, as of March 27, 1998, Carlyle has been paid dividends of an additional 271 shares of Convertible Preferred Stock. Thereafter, dividends will be paid quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share.

     The Convertible Preferred Stock and warrants may at any time, at the option of Carlyle, be converted into IT common shares. At March 27, 1998, 5,964,454 and 1,250,000 common shares are issuable upon conversion of the Convertible Preferred stock and Carlyle Warrants, respectively. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

     Although the first two years' dividends are paid at a rate of 0% and 3%, respectively, dividends will be imputed during this period at a rate of approximately 6% per annum. Imputed dividends were $2,105,000 and $866,000 in fiscal years 1998 and 1997, respectively. Any imputed dividends will never be paid in cash or stock.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The 7% Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $23.36 per share, subject to adjustment under certain circumstances. At March 27, 1998, 2,199,903 shares of common stock are issuable upon conversion of the 7% Preferred stock. On any dividend payment date, the 7% Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The 7% Preferred Stock may be redeemed at any time, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

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

STOCK INCENTIVE PLANS:

     Summary

     At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Company's 1996 Stock Incentive Plan (1996 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of grant. At March 27, 1998, the maximum number of shares of the Company's common stock that may be issued pursuant to awards granted under the 1996 Plan is 140,846. At April 1 of each year, the maximum number of shares available for award under the 1996 Plan may be increased by Board approval by an amount which represents up to 2% of the number of the Company's common stock which are issued and outstanding at that date. During fiscal year 1998, 132,921 stock options were granted under the 1996 Plan, which expires in fiscal year 2002.

     The Company's 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. No shares are available for grant under these plans as such authority to grant as to the 1991 Plan expired in March 1996 and as to the 1983 Plan expired in September 1993. Options granted under the plans and outstanding at March 27, 1998 will expire at various dates through January 20, 2008.

     Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan and the 1983 Plan during the fiscal years ended March 27, 1998, March 28, 1997 and March 29, 1996 are summarized as follows:

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                           Year ended
                                                      ----------------------------------------------------
                                                      March 27,             March 28,            March 29,
                                                        1998                  1997                  1996
                                                        ----                  ----                  ----
     Outstanding at beginning
       of year                                         747,679               744,847               784,895

     Options granted
       (1998, $7.00 - $8.50 per share;
       1997, $8.63 per share;
       1996, $10.50 - $13.00 per share)                132,921               171,000                39,750

     Options exercised
       (1997 and 1996, $11.50 per share)                     -                (3,629)                 (575)

     Options expired and forfeited                    (110,143)             (164,539)              (79,223)
                                                    ----------            ----------            ----------

     Outstanding at end of year
       ($7.00 - $32.50 per share)                      770,457               747,679               744,847
                                                    ==========            ==========            ==========

     Vested options                                    486,520               473,257               462,793
                                                    ==========            ==========            ==========

     Common stock reserved for future issuance         911,298


     The weighted-average grant date fair values of options granted to employees in fiscal years 1998, 1997 and 1996 were $6.32, $8.63 and $11.96, respectively. The weighted-average exercise price for all options outstanding at the end of fiscal years 1998, 1997 and 1996 were $13.99, $15.96 and $17.55, respectively.
The weighted-average exercise price of options currently exercisable at the end of fiscal years 1998, 1997 and 1996 was $16.95, $19.04 and $20.64, respectively. The weighted-average exercise price of options exercised in fiscal years 1997 and 1996 was $11.50 for each year, no options were exercised in 1998, and the weighted-average exercise price for expired and forfeited options in fiscal years 1998, 1997 and 1996 was $19.69, $18.53 and $24.78, respectively. The weighted-average remaining contractual life of options outstanding at the end of fiscal years 1998, 1997 and 1996 was 6.7 years, 6.8 years and 6.0 years, respectively.

As of March 27, 1998, approximately 188,000 OHM stock options remained outstanding and converted into approximately 262,000 IT stock options on June 11, 1998.

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

     SFAS No. 123 provides that, if its optional method of accounting for stock options is not adopted (and which the Company has not adopted), disclosure is required of pro forma net income and net income per share. In determining the pro forma information for stock options granted in fiscal years 1998 and 1997, the fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based upon zero-coupon U.S. Treasury Notes of 6.38% and 6.0% in fiscal years 1997 and 1998, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.395; and a weighted average expected life of each option of 6.7 years.

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

     If compensation cost for the Company's stock options had been determined based on the fair value at the grant dates as defined by FAS123, the Company's net loss applicable to common stock and net loss per common share would have been reduced to the following pro forma amounts:

                                                               Year ended
                                                -----------------------------------------
                                                March 27, 1998             March 28, 1997
                                                --------------             --------------
                                                  (In thousands, except per share data)
Net loss applicable to common stock
       As reported                               $    (23,193)              $    (13,693)
                                                 =============              =============
       Pro forma                                 $    (24,024)              $    (13,735)
                                                 =============              =============

Net loss per common share
       As reported                               $      (2.38)              $      (1.48)
                                                 =============              =============
       Pro forma                                 $      (2.47)              $      (1.49)
                                                 =============              =============

       Additionally, under the 1991 Plan, the Company awarded shares of nonvested restricted stock to officers and key employees which amounted to 266,019 in fiscal year 1996. Vesting of awards is dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target market price for the Company's common stock that exceeds the related market price on the date of grant. On March 27, 1998, the total number of shares of restricted stock outstanding was 169,908. The cost of restricted stock awards is generally expensed over the vesting period, which ranges from two to five years, and amounted to $477,000, $575,000 and $568,000 in fiscal years 1998, 1997 and 1996, respectively.

MAJOR CUSTOMERS:

       A total of 63%, 67% and 69% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively, were from federal governmental agencies, primarily the U.S. Department of Defense (DOD) and the U.S. Department of Energy
(DOE). In fiscal years 1998, 1997 and 1996, the DOD provided 47%, 42% and 51%, respectively, of the Company's revenues. The DOE provided 9%, 14% and 11% of the Company's revenues during fiscal years 1998, 1997 and 1996, respectively.

EMPLOYEE BENEFIT PLANS:

       The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company funds current costs as accrued, and there are no unfunded vested benefits. Through June 30, 1995, the Plan required a minimum annual contribution of 4% of participants' eligible compensation; thereafter, the required minimum annual contribution is 3% of participants' eligible compensation. Additionally, beginning July 1, 1995, the Company contributes up to 2% of participants' eligible compensation by matching 50% of each participant's contribution (up to 4% of eligible compensation) to the Company's voluntary 401(k) savings plan. The Plan currently allows a maximum contribution of up to 15% of participants' eligible compensation up to $160,000 annually.

                      INTERNATIONAL TECHNOLOGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Pension and profit sharing expense was $3,583,000, $3,614,000 and $3,601,000 for fiscal years 1998, 1997 and 1996, respectively.

QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED):

                                                                First            Second             Third             Fourth
                                                               quarter           quarter           quarter            quarter
                                                               -------           -------           -------            -------
1998:
     Revenues .........................................        $ 98,181         $ 102,840         $ 105,157         $ 136,038
     Gross margin .....................................          11,424            11,412            11,770            17,200
     Income (loss) from continuing operations
       before extraordinary item ......................          (2,914)            1,922            (1,840)           (3,528)
     Discontinued operations: transportation, treatment
       and disposal business ..........................              --                --                --             4,960
     Extraordinary item-early extinguishment of debt ..              --                --                --             5,706
     Net income (loss) applicable to common stock .....          (4,447)              385            (3,379)          (15,752)
     Net income (loss) per share:
       Earnings from continuing operations
       (net of preferred stock dividends) .............            (.46)              .04              (.35)             (.52)
       Discontinued operations ........................              --                --                --              (.51)
       Extraordinary item-early extinguishment of debt               --                --                --              (.59)
                                                               --------         ---------         ---------         ---------
                                                               $   (.46)        $     .04         $    (.35)        $   (1.62)
                                                               ========         =========         =========         =========

1997:
     Revenues .........................................        $ 81,416         $  92,490         $  92,513         $  95,712
     Gross margin .....................................           7,779             9,139             9,723            11,497
     Income (loss) from continuing operations .........          (1,541)           (8,890)              371             1,283
     Net income (loss) applicable to common stock .....          (2,591)           (9,940)             (924)             (238)
     Net income (loss) per share ......................        $   (.28)        $   (1.09)        $    (.10)        $    (.02)
                                                               ========         =========         =========         =========

     From February 25, 1998 through the end of the fourth quarter of fiscal year 1998 results of operations includes the Company's 54% ownership of OHM and the related 46% minority interest.

     In fiscal year 1998, the Company recorded special charges of $14,248,000. These special items include a fourth quarter charge of $5,694,000 for integration costs associated with the acquisition of OHM, a third quarter non-cash charge of $3,943,000 related to the Helen Kramer project claim settlement, and first quarter charges including $2,811,000 associated with the relocation of the Company's corporate headquarters, and $1,800,000 loss from the sale of a small remediation services business.

     During the second quarter of fiscal year 1997, the Company recorded a $8,403,000 ($.92 per share) pre-tax and after tax (see Income taxes) restructuring charge in connection with an organizational realignment (see Special charges).

SUBSEQUENT EVENTS:

     On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., an environmental laboratory business, and the assets associated with IT's thermal incineration business. As a result of these actions, the Company anticipates recording a non-cash charge of approximately $25,000,000 in the quarter ending June 26, 1998 and anticipates receiving future cash proceeds of approximately $7,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were none.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" in the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for September 23, 1998 (the Proxy Statement) is incorporated herein by reference. See also "Executive Officers of the Company" in Part I of this report for certain information concerning the Company's executive officers.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

EXHIBITS

                  These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit No.                        Description
-----------                        -----------

2                 Omitted - Inapplicable.

3(i) Certificate of Incorporation of the Registrant as amended by Amendment to Certificate of Incorporation filed September 17, 1987, with Delaware Secretary of State.(1) and by Certificate of Amendment to Certificate of Incorporation filed June 19, 1998, with Delaware Secretary of State.

3(ii) Amended and Restated Bylaws of the Registrant as amended through June 12, 1998.

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

4(ii)             1.  Indenture for the Registrant's 7% Convertible Subordinated
                      Debentures Due 2008.(2)

                  2. Indenture dated as of October 1, 1986 between OHM Corporation and United States Trust Company of New York, Trustee, relating to OHM Corporation's 8% Convertible Subordinated Debentures due October 1, 2006.(4)

                  3.  Specimen Debenture Certificate.(5)

                  4. First Supplemental Indenture dated as of May 20, 1994 by and among OHM Corporation and United States Trust Company of New York.(6)

                  5. Second Supplemental Indenture dated as of June 11, 1998 among OHM Corporation, International Technology Corporation, a guarantor, and United States Trust Company of New York

9                 Omitted - Inapplicable.

10(ii)            1.  Amended and Restated Credit Agreement, dated as of June
                      11, 1998, among the Registrant, IT Corporation, OHM
                      Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, M.A., in its capacity as documentation agent.(7)

Exhibit No.                         Description
-----------                         -----------

                  2. Agreement and Plan of Merger, dated as of January 15, 1998, among OHM Corporation, Registrant and IT-Ohio, Inc.(8)

                  3. Parent Voting Agreement dated January 15, 1998 among OHM Corporation, Registrant and the stockholders of Registrant named therein.(8)

                  4. Company Voting Agreement dated January 15, 1998 among OHM Corporation, Registrant and the shareholders of OHM Corporation named therein.(8)

                  5. Option Termination Agreement dated January 15, 1998 between James L. Kirk and OHM Corporation.(8)

                  6. Share Repurchase Agreement dated January 15, 1998 among OHM Corporation, Registrant, Rust International, Inc. and Waste Management, Inc.(8)

                  7. Second Amended and Restated Share Repurchase Agreement, dated as of February 17, 1998, among OHM Corporation, WMX, Rust, Rust Remedial Services Holding Company Inc. and Registrant.(9)

                  8. Asset Transfer Agreement among MetPath Inc., the Registrant and IT Corporation dated as of May 2, 1994.(10)

                  9. Amended and Restated Shareholders' Agreement between Corning Incorporated, the Registrant, IT Corporation and Quanterra Incorporated, dated January 1, 1996.(11)

                  10. Amended and Restated Equity Investors' Undertaking, dated
                      January 19, 1996, from the Equity Investors in favor of Quanterra Incorporated, Citibank, N.A., and Citicorp USA, Inc.(11)

                  11. Agreement, dated January 19, 1996, related to the
                      ownership of IT Corporation, Corning Clinical Laboratories Inc., and Corning Incorporated in Quanterra
                      Incorporated.(11)

                  12. Stock Purchase Agreement dated as of June 17, 1997 by and among OHM Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and Scott Doxey.(12)

                  13. Securities Purchase Agreement dated as of August 28, 1996 between the Registrant and certain Purchasers identified therein affiliated with The Carlyle Group (3), including agreement by and between The Carlyle Group and the Registrant re financial advisory and investment banking fees.(13)

                  14. Amendment No. 1, dated November 20, 1996, to Securities
                      Purchase Agreement dated August 28, 1996, by and among the Registrant and certain Purchasers identified therein affiliated with The Carlyle Group.(14)

                  15. Form of Warrant Agreement by and among the Registrant and certain Warrant Holders defined herein affiliated with The Carlyle Group, dated as of November 20, 1996.(3)

                  16. Form of Registration Rights Agreement by and among the
                      Registrant and certain Investors affiliated with The Carlyle Group, dated November 20, 1996.(3)

Exhibit No.                           Description
-----------                           -----------

                  17. Master Loan and Security Agreement dated May 11, 1993, between OHM Remediation Services Corp. and BOT Financial Corporation (15)

                  18. Amendment No. 1 to Master Loan and Security Agreement
                      dated as of January 19, 1995 between BOT Financial Corporation and OHM Remediation Services Corp.(16)

                  19. Promissory Note dated December 23, 1993 executed by OHM
                      Remediation Services Corp. in favor of BOT Financial Corporation.(17)

                  20. Promissory Note dated December 28, 1994 executed by OHM
                      Remediation Services Corp. in favor of BOT Financial Corporation.(6)

                  21. Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and Internationale Nederlanden Lease Structured Finance B.V.
                      (18)

                  22. Promissory Note dated August 31, 1994 executed by OHM
                      Remediation Services Corp. in favor of Internationale Nederlanden Lease Structured Finance B.V.(18)

                  23. Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale Nederlanden Lease Structured Finance B.V.(18)

10(iii)           1.  Non-Employee Directors' Retirement Plan, as amended and restated June 2, 1994 (19)(10), as amended by the Amended and Restated Non-Employee Directors Retirement Plan,
                      Amendment No. 5, dated November 20, 1996.(19)(13)

                  2. Description of the Special Turn-a-Round Plan (Fiscal Year 1995 Management Incentive Plan) of the Registrant.(19)(20)

                  3.  1983 Stock Incentive Plan, as amended.(19)(21)

                  4. 1991 Stock Incentive Plan (19)(22) as modified by waiver dated November 20, 1996, by certain former Non-Employee Directors, in favor of the Registrant.(13)(19)

                  5. 1996 Stock Incentive Plan, as amended and restated effective June 11, 1998.(19)(23)

                  6. OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994.(19)(24)

                  7. OHM Corporation Nonqualified Stock Option Plan for Directors.(19)(25)

                  8.  OHM Corporation Directors' Deferred Fee Plan. (6)(19)

                  9. Amendment No. 1 to OHM Corporation Directors' Deferred Fee
                     Plan.(16)(19)

                  10. OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994.(6)(19)

                  11. Amendment No. 1 to OHM Corporation Retirement Savings
                      Plan, as amended and restated as of January 1, 1994.(16)(19)

Exhibit No.                             Description
-----------                             -----------

                  12. Amendment No. 2 to OHM Corporation Retirement Savings
                      Plan, as amended and restated as of January 1, 1994.
                      (19)(26)

                  13. OHM Corporation Retirement Savings Plan Trust Agreement
                      between OHM Corporation and National City Bank, as Trustee, as amended and restated effective July 1, 1994.
                      (6)(19)

                  14. Fiscal Year 1997 Management Incentive Plan.(13) (19)

                  15. Fiscal Year 1998 Management Incentive Plan.(13) (19)

                  16. Separation Agreement dated July 24, 1996 between Robert B.
                      Sheh and the Registrant.(19) (27)

                  17. Retirement Agreement dated March 3, 1994 between Murray H.
                      Hutchison and the Registrant.(6)(19) as amended by First Amendment dated January 6, 1995 to the Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the Registrant.(19)(28)

                  18. Retirement Plan of IT, 1993 Restatement.(19)(20)

                  19. Amendment Number One to IT Corporation Retirement Plan,
                      dated as of July 1, 1995.(19)(29)

                  20. Amendment Number Two to IT Corporation Retirement Plan,
                      dated as of October 1, 1995.(19) (29)

                  21. Amendment Number Three to IT Corporation Retirement Plan,
                      dated as of July 15, 1996.(19) (30)

                  22. Amendment Number Four to IT Corporation Retirement Plan,
                      dated as of February 1, 1997.(13) (19)

                  23. Amendment Number Five to IT Corporation Retirement Plan,
                      dated as of May 13, 1997.(13) (19)

                  24. Amendment Number Six to IT Corporation Retirement Plan
                      dated as of May 27, 1998.(19)

                  25. Executive Stock Purchase Interest Reimbursement Plan,
                      approved September 6, 1995.(19) (22)

                  26. Executive/Directors Deferred Compensation Plan, effective
                      January 1, 1996.(19) (22)

                  27. Executive Restoration Plan, effective July 1, 1995 as
                      amended through May 13, 1997.(19) (22)

                  28. IT Corporation Deferred Compensation Plan (amended and restated effective January 1, 1998).(19)

                  29. IT Corporation Restoration Plan amended and restated
                      effective January 1, 1998.(19)

                  30. 1997 International Technology Corporation Non-Employee
                      Directors Stock Plan - Director Fees, dated as of February 26, 1997.(19) (30)

                  31. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and Anthony J. DeLuca.(13) (19)

Exhibit No.                                Description
-----------                                -----------

                  32. Separation Agreement, dated as of April 10, 1998, by and between the Registrant, its subsidiaries and affiliates, and Franklin E. Coffman.(19)

                  33. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and James R. Mahoney.(13) (19)

                  34. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and Raymond J. Pompe.(13) (19)

                  35. Employment Continuation, Non-competition and
                      Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Scott Doxey.(19)

                  36. Employment Continuation, Non-competition and
                      Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Robert Newberry.(19)

                  37. Employment Continuation, Non-competition and
                      Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Bennie Smith, Jr.(19)

                  38. Form of Employment Agreement by and between OHM
                      Corporation, and each of Pamela K.M. Beall, Robert J. Blackwell, Kris E. Hansel, Steven E. Harbour, James L. Kirk, Philip V. Petrocelli, Philip O. Strawbridge, and Michael A. Szomjassy, as amended by Amendment No. 1 in the case of each of Ms. Beall and Messrs. Blackwell, Hansel, Harbour, Strawbridge and Szomjassy, and as amended by Amendment No. 2 in the case of each of Ms. Beall and Messrs. Blackwell, Hansel, and Harbour.(19)

                  39. International Technology Corporation Severance and
                      Retention Bonus Plan dated March 5, 1998.(19)

11                Omitted - Inapplicable.

12                Omitted - Inapplicable.

13                Omitted - Inapplicable.

16                Omitted - Inapplicable.

18                Omitted - Inapplicable.

20 Notice to All Holders of Depositary Shares each representing 1/100 of a share of 7% Cumulative Convertible Exchangeable Preferred Stock dated November 25, 1996.(31)

21                List of the Registrant's subsidiaries.

22                Omitted - Inapplicable.

23                1.  Consent of Ernst & Young LLP, Independent Auditors.

Exhibit No.                          Description
-----------                          -----------

24                Omitted - Inapplicable.

27                Financial Data Schedule for the year ended March 27, 1998.

28                Omitted - Inapplicable.

99                Omitted - Inapplicable.

----------
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1988 (No. 1-9037) and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-3 (No. 33-65988) and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Form 8-K dated September 20, 1996 and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Amendment No. 1 to Registration Statement of Form S-1, No. 33-8296 and incorporated by reference.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to Registrant's Report on Form 8-K dated June 11, 1998 and incorporated herein by reference.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Report on Form 8-K dated January 15, 1998.

(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Schedule 14D-1 (Amendment No. 5) dated February 18, 1998 and incorporated herein by reference.

(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.

(11) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.

(12) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Report on Form 8-K filed on July 2, 1997 and incorporated herein by reference.

(13) Previously filed with the Securities and Exchange Commission as an Exhibit to Registrant's Report on Form 10-K for the year ended March 28, 1997.

(14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.

(15) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

(16) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

(17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(18) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

(19)              Filed as a management compensation plan or arrangement per
                  Item 14(a)(3) of the Securities Exchange Act.

(20) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.

(21) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference.

(22) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 29, 1996 and incorporated herein by reference.

(23) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated May 11, 1998 and incorporated herein by reference.

(24) Previously filed with the Securities and Exchange Commission as an Appendix to OHM Corporation's Proxy Statement for its Annual Meeting held May 10, 1994 and incorporated herein by reference.

(25) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.

(26) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(27) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's report on Form 10-K/A, Amendment No. 1, dated July 29, 1996, to the Annual Report of Form 10-K for the year ended March 29, 1996 and incorporated herein by reference.

(28) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(29) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Form S-8 (No. 333-00651) and incorporated herein by reference.

(30) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-26143) and incorporated herein by reference.

(31) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Form 8-K, dated January 17, 1997 and incorporated herein by reference.


Reports on Form 8-K

1. Current report on Form 8-K, dated January 15, 1998, reporting under Item 5 relating to the announcement of the Agreement and Plan of Merger entered into among the Registrant, OHM Corporation, an Ohio corporation and IT-Ohio, Inc., an Ohio corporation and newly formed subsidiary of the Registrant.
2. Current report on Form 8-K, dated February 25, 1998, reporting under Item 2 relating to the cash tender offer by IT-Ohio, Inc., a wholly owned subsidiary of the Registrant, for 13,933,000 shares of OHM Corporation common stock and Item 7 the Financial Statements of Businesses Acquired and Pro Forma Financial Information.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                    PROVISION
                                    BALANCE AT      (BENEFIT)            ACCOUNTS                            BALANCE
                                     BEGINNING       CHARGED             WRITTEN                             AT END
                                     OF PERIOD      TO INCOME              OFF              OTHER           OF PERIOD
                                     ---------      ---------              ---              -----           ---------

YEAR ENDED MARCH 27, 1998:
     Allowance for doubtful
       accounts ............         $ 2,055         $   206             $(1,147)         $17,912(1)         $19,026
     Valuation allowance for
       deferred tax asset ..         $ 9,471         $ 2,252(4)          $    --          $20,142(5)         $31,865

YEAR ENDED MARCH 28, 1997:
     Allowance for doubtful
       accounts ............         $ 2,943         $   304             $(1,208)         $    16(2)         $ 2,055
     Valuation allowance for
       deferred tax asset ..         $ 4,869         $ 4,602             $    --          $    --            $ 9,471

YEAR ENDED MARCH 29, 1996:
     Allowance for doubtful
       accounts ............         $ 3,107         $   614             $  (842)         $    64(3)         $ 2,943
     Valuation allowance for
       deferred tax asset ..         $12,650         $(7,781)(4)         $    --          $    --            $ 4,869




----------

(1) Represents allowance for doubtful accounts at the date of acquisition for business acquired during fiscal year 1998 totaling $18,020 less the allowance for doubtful accounts of $108 relating to the sale of IT's remediation services business.

(2) Represents allowance for doubtful accounts at November 1996 for receivables acquired in the purchase of Chi Mei.

(3) Represents allowance for doubtful accounts at March 1, 1996 for receivables acquired in the purchase of Gradient Corporation.

(4)  Represents benefit for income taxes.

(5) Represents valuation allowance adjustment principally relating to the acquisition of OHM Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Monroeville, Pennsylvania on the 25th day of June, 1998.


                                INTERNATIONAL TECHNOLOGY CORPORATION


                                By: ANTHONY J. DELUCA
                                    -------------------------------------
                                    Anthony J. DeLuca
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DANIEL A. D'ANIELLO
---------------------------
Daniel A. D'Aniello                         Chairman of the Board of                    June 25, 1998
                                               Directors



ANTHONY J. DELUCA
---------------------------
Anthony J. DeLuca                           Director, President and                     June 25, 1998
                                               Chief Executive Officer and
                                               Duly Authorized Officer

PHILIP B. DOLAN
---------------------------
Philip B. Dolan                             Director                                    June 25, 1998

E. MARTIN GIBSON
---------------------------
E. Martin Gibson                            Director                                    June 25, 1998

JAMES C. MCGILL
---------------------------
James C. McGill                             Director                                    June 25, 1998

---------------------------
Richard W. Pogue                            Director

ROBERT F. PUGLIESE
---------------------------
Robert F. Pugliese                          Director                                    June 25,  1998

CHARLES W. SCHMIDT
---------------------------
Charles W. Schmidt                          Director                                    June 25, 1998

JAMES DAVID WATKINS
---------------------------
James David Watkins                         Director                                    June 25, 1998

PHILIP O. STRAWBRIDGE
---------------------------
Philip O. Strawbridge                       Senior Vice President, Chief                June 25, 1998
                                              Administrative Officer and
                                              Principal Financial Officer

HARRY J. SOOSE
---------------------------
Harry J. Soose                              Vice President, Finance and Controller      June 25, 1998
                                               and Principal Accounting Officer