Form 10-K/A
period 1998-03-27
INTERNATIONAL TECHNOLOGY CORP
filed 1998-07-27
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

                                Amendment No. 1

(Mark One)


[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 1998
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   --------------------

                      Commission file number    1-9037
                                               ------------

                      International Technology Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                              33-0001212
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification No.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701


The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended March 27, 1998 on Form 10-K as set forth in the pages attached hereto.

                                     PART I

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY.

     The following table provides information as of July 20, 1998 regarding the Company's executive officers and the positions they hold with the Company. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                         First
                                                       elected as
                                                       officer of
              Name                Age                   Position                   the Company
--------------------------------  ---  ------------------------------------------  -----------

Anthony J. DeLuca                  51  Chief Executive Officer                            1990
                                         and President
James G. Kirk                      59  Vice President, General Counsel                    1996
                                         and Secretary
James R. Mahoney                   59  Senior Vice President,                             1991
                                         Consulting and Ventures
Raymond J. Pompe                   64  Senior Vice President,                             1988
                                         Engineering and Construction
Philip O. Stawbridge               43  Senior Vice President, Chief                       1988
                                         Administrative Officer

_____________

  Mr. DeLuca was named Chief Executive Officer and President of the Company on July 22, 1997 and President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

  Mr. Kirk, who joined the Company as General Counsel, Eastern Operations, in 1991, was named Vice President, General Counsel and Secretary in September 1996. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors from 1978 to 1991. From 1973 to 1978, Mr. Kirk was Assistant General Counsel for Dravo Corporation.

  Mr. Mahoney, who joined the Company in January 1991 as Senior Vice President and Director of Technology, was named Senior Vice President, Corporate Development and Sales in April 1992; Senior Vice President, Technical Operations and Corporate Development in March 1995; and Senior Vice President, Consulting and Ventures in July 1996. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1987, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major engineering and construction firm.

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

  Mr. Strawbridge joined the Company through the Company's merger with OHM Corporation ("OHM") in May 1998 as Senior Vice President and Chief Administrative Officer. Mr. Stawbridge joined OHM Corporation in February 1996 as Senior Vice President, Chief Financial and Administrative Officer and was given the additional responsibility of President of OHM's wholly owned subsidiary OHM Energy Services in October, 1996. Prior to joining OHM, Mr. Srawbridge was employed by Fluor Corporation from 1988 to 1996 in various managerial capacities including Senior Director of Contracts and Finance and acting Vice President of Fluor Daniel Fernald. From 1976 to 1988, Mr. Strawbridge was employed by the U.S. Government in various management and executive capacities.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors Following the Carlyle Investment and the Merger

  At the 1996 Annual Meeting of Stockholders, stockholders approved a cash investment (the "Investment") of $45,000,000 in the Company by certain investors affiliated with The Carlyle Group (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C. In consideration of its investment, Carlyle received 45,000 shares of newly issued Cumulative Convertible Participating Preferred Stock, par value $100 per share (the "Convertible Preferred Stock"), and warrants (the "Warrants") to purchase up to 1,250,000 shares of the Company's Common Stock (at the current exercise price of $11.39 per share). Carlyle's purchase of the Convertible Preferred Stock and Warrants was financed through the private sale of interests in limited partnerships affiliated with Carlyle or through other entities. These partnerships and other entities then purchased the Convertible Preferred Stock and Warrants.

  Pursuant to the terms of the Investment, Carlyle is entitled to elect a majority of the Company's Board of Directors, until November 20, 2001, which date is five years from the consummation of the Investment (the "Five-Year Period"), provided that Carlyle continues to own at least 20% of the voting power of the Company. Also pursuant to the terms of the Investment, the number of directors comprising the Company's Board shall be an odd number. A majority of the directors (the "Preferred Stock Directors") will be elected by the holders of the Convertible Preferred Stock acting by written consent and without a meeting of the Common Stock holders, and the remaining directors (the "Common Stock Directors") will be elected by the Common Stock holders. The Preferred Stock Directors serve for annual terms. The Investment agreements also provide that at least two of the directors elected by the holders of the Common Stock will have no employment or other relationship with the Company or Carlyle, other than their positions as directors of the Company. During the Five-Year Period, holders of the Convertible Preferred Stock will not participate in elections of the Common Stock Directors and the Preferred Stock Directors will not have the right to vote on the election of any director to fill a vacancy among the Common Stock Directors. At the end of the Five-Year Period, provided that Carlyle continues to own at least 20% of the voting power of the Company, holders of the Convertible Preferred Stock will be entitled to elect the largest number of directors which is a minority of the directors of the Company and to vote with the Common Stock holders (as a single class) on the election of the remaining directors. Additionally, the holders of the Convertible Preferred Stock, in the event they no longer have the right to elect at least a minority of the directors, will have the right (voting as a class with holders of the Company's 7% Cumulative Convertible Exchangeable Preferred Stock, par value $100 per share, and any other parity stock) to elect two directors to the Board in the event the Company fails to make payment of dividends on the Convertible Preferred Stock for six dividend periods.

  Pursuant to an agreement of merger dated January 15, 1998 (the "Merger Agreement"), the Company acquired OHM Corporation ("OHM") in a two-step transaction, comprised of a tender offer for 13,933,000 shares of OHM common stock, or 54% of the outstanding OHM stock, for $160,300,000 in cash, which was consummated on February 25, 1998, and a merger (the "Merger") of an IT subsidiary into OHM on June 11, 1998. In the Merger, the former OHM shareholders received IT common stock representing approximately 57% of the outstanding IT common stock and 45% of the voting power of IT, as well as cash in the aggregate amount of $30,800,000. Subsequent to the Merger, holders of the Convertible Preferred Stock own approximately 21% (approximately 24% assuming exercise of the Carlyle Warrants) of the Company's voting power.

  At the Special Meeting of Shareholders held on June 11, 1998 (the "Special Meeting"), at which the Merger was approved, the shareholders also voted to
eliminate the Company's classified Board of Directors system.   Under that
system, the Common Stock Directors of the Company served for three year terms which were staggered to provide for the election of approximately one-third of
the Board members each year.   As a result of the shareholders' vote to
eliminate the Company's classified Board of Directors system, the holders of the Common Stock are entitled to vote each year on the election of all Common Stock Directors.

  After the Merger, pursuant to the Merger Agreement, Richard W. Pogue and Charles W. Schmidt were appointed to the Board of Directors as Common Stock Directors. In connection with such appointment, the authorized number of directors (both Common and Preferred Stock Directors) was increased to nine(9), with the Board consisting of five Preferred Stock Directors and four Common Stock Directors so that the Preferred Stock Directors continue to represent a majority of the Board of Directors. To effectuate this change, one of the Common Stock Directors, E. Martin Gibson, resigned as such and was reappointed as a Preferred Stock Director.

  After giving effect to the changes approved in connection with the Merger, the Company's Board of Directors is constituted as follows:

                                                                         Term to    Director of the
             Name                Age          Current Position            Expire     Company Since
-------------------------------  ---  ---------------------------------  ---------  ----------------

Common Stock Directors:

Anthony J. DeLuca (1)             51  Director, Chief Executive Officer    1998                1996
                                        and President

James C. McGill (3)               54  Director                             1998                1990

Richard W. Pogue                  70  Director                             1998                1998

Charles W. Schmidt                70  Director                             1998                1998


Preferred Stock Directors:

Daniel A. D'Aniello (1) (2)       51  Director and Chairman of the         1998                1996
                                        Board (non-officer position)

Philip B. Dolan (1) (2).          40  Director                             1998                1996

James David Watkins (2).          71  Director                             1998                1996

Robert F. Pugliese (3).           65  Director                             1998                1996

E. Martin Gibson (3)              60  Director                             1998                1994

(1)  Member of Executive Committee
(2)  Member of Compensation Committee.
(3)  Member of Audit Committee.

Background of the Directors:

  Mr. DeLuca was named Chief Executive Officer and President of the Company on July 22, 1997 and President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

  Mr. Gibson became a director of the Company on October 11, 1994 and served as Chairman of the Board of Directors, a non-officer, non-employee position, from April 6, 1995 until his resignation as such upon completion of the Investment. From 1990 until December 1994, Mr. Gibson served as Chairman of Corning Life Sciences, Inc., a subsidiary of Corning Incorporated. Mr. Gibson served in various other senior management capacities with Corning Incorporated during his 32 year career there, including as a Senior Vice President and General Manager of Corning Medical and Scientific Division from 1980 until 1983, and as Group President of Corning Consumer Products and Laboratory Sciences from 1983 until 1990. From 1983 to 1994, Mr. Gibson served on the Board of Directors of Corning Incorporated. Mr. Gibson also serves on the Boards of Directors of Hardinge, Inc. and NovaCare, Inc.

  Mr. McGill is currently, and has been for at least five years, a private investor. He served as Chairman of McGill Environmental Systems, Inc. from 1970 to 1987. Mr. McGill serves on the Board of Trustees of the University of Tulsa and on the Boards of Directors of four private corporations that are engaged in tax consulting, health care, pipeline construction and golf.

  Mr. D'Aniello has been a Managing Director for Carlyle since 1987. Mr. D'Aniello was Vice President, Finance and Development for Marriott Corporation, a hospitality company, from 1981 to 1987. He currently serves on the Board of Directors for GTS Duratek, Inc., an environmental services company, Baker & Taylor, Inc., a wholesale distributor of books, and PRA International, Inc. Mr. D'Aniello is Chairman of GTS Duratek, Inc. and Vice Chairman of Baker & Taylor, Inc.

  Mr. Dolan has been a Vice President for Carlyle since 1989. Prior to joining Carlyle, Mr. Dolan was an investment analyst and fund manager with the Trust Division of the Mercantile-Safe Deposit and Trust Company and was engaged in management consulting and practiced public accounting with Seidman & Seidman. Mr. Dolan is a Certified Public Accountant.

  Admiral Watkins has been the President of the Joint Oceanographic Institutions, Inc. since 1993 and President of Consortium Oceanographic Research and Education since 1994. Admiral Watkins was Secretary of Energy of the United States from 1989 to 1993. Prior to his appointment as Secretary of Energy, the Admiral served as Director of Philadelphia Electric Company and VESTAR, Inc. (a pharmaceutical company), and was a consultant to the Carnegie Corporation of New York. From 1982 to 1986, he served as the Chief of Naval Operations, capping a career spanning nearly four decades. Admiral Watkins was also appointed to chair the Presidential Commission on AIDS from 1987 to 1988. He was a Trustee of the Carnegie Corporation of New York from 1993 to 1998. Admiral Watkins currently serves as a Director of GTS-Duratek and Chairman of Eurotech, Ltd.

  Mr. Pugliese has been Special Counsel to Eckert Seamans Cherin & Mellott since 1993. Mr. Pugliese was Executive Vice President, Legal and Corporate Affairs for Westinghouse Electric Corporation and served as General Counsel from 1976 to 1992. Mr. Pugliese is a member of the Association of General Counsel and a director of St. Clair Memorial Hospital. Mr. Pugliese has served as Secretary to the Board of Directors of Westinghouse Electric Corporation and Chairman of the Board of Trustees at the University of Scranton.

  Mr. Pogue is a consultant with Dix & Eaton, a public relations firm.
Effective June 30, 1994, Mr. Pogue retired as Senior Partner of the law firm of Jones, Day, Reavis & Pogue, Cleveland, Ohio, of which he had been a partner since 1961. Mr Pogue is also a director of Continental Airlines, Inc., Derland Industries Limited, M.A. Hanna Company, KeyCorp, Redland PLC, Rotek Incorporated and TRW Inc. Mr. Pogue was a director of OHM for 12 years (since 1986) prior to the Merger.

  Mr. Schmidt retired in January 1991 as Senior Vice President, External Affairs of Raytheon Company, a broadly diversified manufacturer of industrial and consumer products, was formerly President and Chief Executive Officer of SCA Services, Inc., a company that provided waste management-related services and previously was President and Chief Executive Officer of S.D. Warren Company, a division of Scott Paper Company. Mr. Schmidt also serves as a trustee of the Massachusetts Financial Services Family of Mutual Funds and is a director of Mohawk Paper Company. Mr. Schmidt was a director of OHM for 12 years (since
1986) prior to the Merger.

Compliance with Securities Reporting Requirements

  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Exchange Act and also requires that the Company disclose any noncompliance with those requirements during fiscal year 1998. Based solely upon a review of reports delivered to the Company, the Company believes all Section 16(a) filing requirements were satisfied, except that Messrs. Pugliese and Watkins each filed one late report with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth the annual, long-term compensation and other compensation for services in all capacities to the Company for fiscal years 1998, 1997 and 1996 of those persons who were, as of March 27, 1998, the Chief Executive Officer and all other executive officers of the Company (the "Named Officers").

                                                                                                   Long Term Compensation
                                    Annual Compensation                                                      Awards
                                   ----------------------                                            ---------------------
                                                                             Other                                 Securities
                                                                             Annual Compen-       Restricted Stock Underlying
Name & Principal Position        Year        Salary ($)    Bonus($)(1)       sation($)(2)          Awards($)(3)    Options (#)(4)
-------------------------------  ----------  ---------   --------------      ----------------      ----------      --------------
Anthony J. DeLuca                      1998   $320,000         $170,000                ------        $      0                  0
 Chief Executive Officer               1997    307,981           50,000                ------               0             26,333
 and President                         1996    270,400           12,776                ------         296,875                  0

Raymond J. Pompe                       1998   $265,000         $106,000                ------        $      0                  0
 Senior Vice President,                1997   $248,075           26,500                ------               0             16,417
 Engineering & Construction            1996   $206,691            9,923                ------         118,750                  0

James R. Mahoney                       1998   $260,000         $ 47,383               $40,681        $      0                  0
 Senior Vice President,                1997    260,000           26,000                ------               0             16,333
 Consulting & Ventures                 1996    260,000           12,285                ------         118,750                  0

James G. Kirk                          1998   $160,000         $ 36,074                ------        $      0                  0
 Vice President,                       1997    150,625           10,000                ------               0              4,667
 General Counsel & Secretary           1996    140,500           28,319                ------               0                  0



                                     All
                                     Other Compen-
Name & Principal Position            sation($)(5)
-------------------------------      ------------

Anthony J. DeLuca                       $248,250
 Chief Executive Officer                  37,614
 and President                            17,732

Raymond J. Pompe                        $ 29,473
 Senior Vice President,                   18,270
 Engineering & Construction               16,250

James R. Mahoney                        $143,687
 Senior Vice President,                   27,060
 Consulting & Ventures                    28,579

James G. Kirk                           $ 10,863
 Vice President,                           8,352
 General Counsel & Secretary               7,168


(1) Bonus amounts are reported in the fiscal year they are earned or accrued, even though some or all of the actual cash payment may be made in the next fiscal year. For fiscal year 1997, each Named Officer who received a "Bonus" also received a grant of stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. Such stock options are reported in this table under Securities Underlying Options in 1997. The amount reported for Mr. Kirk in 1996 includes a special, one-time cash payment of $25,000 for his efforts in resolving the Motco litigation.

(2) The dollar value of perquisites and other personal benefits, if any, for each of the Named Officers except Mr. Mahoney in 1998 was less than reporting thresholds established by the SEC. For fiscal year 1998, Mr. Mahoney received $17,022 for tax reimbursement for relocation expenses reported under All Other Compensation.

(3) On March 28, 1996, the following number of restricted shares were issued to the Named Officers, with a fair market value of $9.50 per share on the date of grant: Mr. DeLuca, 31,250 shares; Mr. Mahoney, 12,500 shares; and Mr. Pompe, 12,500 shares. The restrictions on the shares will lapse upon the earlier of: (i) attainment of an average $16.00 or greater price of the Company's Common Stock for any period of sixty consecutive calendar days;
    (ii) four years from the date of issuance of the restricted shares; or (iii) upon death, disability or retirement of the holder or a change of control (as defined).

(4) For fiscal year 1997, each Named Officer who received a "Bonus" also received a grant of non-qualified stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. The options vest in 25% increments over four years beginning one year from the date of grant, expire ten years after grant and were issued at an exercise price equal to the fair market value of the Common Stock on the date of grant. The number of option shares granted to the Named Officers in fiscal year 1998 are as follows: Mr. DeLuca, 8,333 shares; Mr. Mahoney, 4,333 shares; Mr. Pompe, 4,417 shares; and Mr. Kirk, 1,667 shares.

(5) For 1998, the amounts shown for Messrs. DeLuca, Mahoney, Pompe and Kirk represent $7,507, $6,943, $11,433 and $165 respectively, of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers, as do all salaried employees, pay the cost for all life insurance premiums for coverage in excess of one times their salary in calendar years 1998 and 1997 and one and one-half times their salary in calendar year 1996. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401k Company matching contributions for Messrs. DeLuca, Mahoney, Pompe and Kirk in the amounts of $4,800, $7,908, $8,000 and $7,975, respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney, Pompe and Kirk as follows: $14,800, $5,680, $10,040 and $2,723, respectively; $3,500 and $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Messrs. DeLuca and Mahoney; $27,692 in accrued but unused paid time off for Mr. DeLuca; $93,951 and $35,157 in reimbursed relocation expenses for Messrs. DeLuca and Mahoney respectively; and $96,000 and $78,000 in relocation mobility allowances for Messrs. DeLuca and Mahoney respectively. For 1997, the amounts shown for Messrs. DeLuca, Mahoney, Pompe and Kirk represent $5,255, $4,860, $5,897 and $991, respectively, of life insurance premiums in excess of $50,000. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Mahoney, Pompe and Kirk in the amounts of $4,500, $7,500, $7,500 and $7,361, respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney and Pompe as follows: $7,300, $4,700 and $4,873, respectively; $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Mr. Mahoney; $17,508 in accrued but unused paid time off for Mr. DeLuca; and $3,052 in reimbursed relocation expenses for Mr. DeLuca. For 1996, the amounts shown include: $5,798, $5,990, $5,706 and $819 for Messrs. DeLuca, Mahoney, Pompe and Kirk, respectively, for life insurance premiums in excess of $50,000; the Company's contribution to the Company's Retirement Plan for the Company's fixed, discretionary profit sharing and 401(k) Company matching contribution for Messrs. DeLuca, Mahoney, Pompe and Kirk of $6,459, $7,498, $7,209 and $6,349, respectively; a contribution to the Company's Restoration Plan for Messrs. DeLuca, Mahoney and Pompe of $5,475, $5,091 and $3,334, respectively; and $10,000 for partial principal forgiveness of a relocation loan to purchase a principal residence for Mr. Mahoney.



Stock Option Grants in the Last Fiscal Year

Aggregated Option Exercises During Last Fiscal Year and Option Values At End of Last Fiscal Year

  The following table provides information with respect to the exercise of stock options during the fiscal year ended March 27, 1998 by the Named Officers, and with respect to unexercised "in-the-money" stock options outstanding as of March 27, 1998. In-the-money stock options are options for which the exercise price is less than the market price of the underlying stock at the end of the fiscal year. No executive officer or any other employee of the Company held or exercised any SARs at any time during fiscal year 1998.

Number of Securities
                          Shares                      Underlying Unexercised              Value of Unexercised
                         Acquired                     Options at Fiscal Year              In-the-Money Options
                            On        Value              End (In shares)                 At Fiscal Year End($)(1)
                                                ------------------------------  -----------------------------------------
Name                     Exercise  Realized ($)  Exercisable  Unexercisable(2)  Excercisable       Unexercisable(2)
-----------------------  --------  ------------  -----------  ----------------  ------------  ---------------------------

Anthony J. DeLuca               0           $0        27,437         29,146           $5,344                   $39,468
Raymond J. Pompe                0           $0        14,062         17,065           $3,563                   $23,110
James R. Mahoney                0           $0        22,937         20,146           $3,563                   $22,874
James G. Kirk                   0           $0         2,075          3,917           $  891                   $ 7,360

(1) Represents the difference between the $9.8125 closing market price of the Company's Common Stock at March 27, 1998, minus the exercise price of the options.
(2) Messrs. DeLuca, Mahoney and Pompe's options with respect to 2,500 shares, 2,000 shares and 2,000 shares, respectively, have vested as a result of the passage of time but may not be exercised unless the Company's stock price increases to certain predetermined levels. Because the condition has not been satisfied and the options therefore are not vested, such options are not included in the "Beneficial Ownership of Shares" table in Item 12.

Compensation of Directors

  Retainer Fees.   Non-employee directors each receive annual compensation of approximately $35,000, consisting of a retainer fee of $6,000 per quarter and a board meeting fee of $2,750 for each board meeting attended (no additional compensation is given for attendance at committee meetings). Directors' compensation may be paid in cash and/or stock as determined by the Executive Committee. Payments on account of directors fees earned by Messrs. D'Aniello and Dolan are paid directly to Carlyle.

  Chairman of the Board.   The Chairman of the Board of Directors  serves as a
member or ex-officio member of all committees of the Board and is required to spend significant time on Company matters. The chairmanship is a non-officer, non-employee position.

  Upon completion of the Investment, Carlyle named one of the Preferred Stock Directors, Mr. Daniel A. D'Aniello, Chairman of the Board. Mr. D'Aniello is compensated for his services at the rate of $120,000 per year, in lieu of the non-employee director fees described above. Mr. D'Aniello receives the same compensation the previous chairman, Mr. E. Martin Gibson, received.

  Stock Options. At the 1996 Annual Meeting, Stockholders approved the 1996 Stock Inventive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to enable the Company and its subsidiaries to attract, retain and motivate employees by providing for or increasing their proprietary interests in the Company, and to attract non-employee directors and further align their interests with those of the stockholders by providing for or increasing their proprietary interests in the Company. Every employee of the Company or any of its subsidiaries is eligible to be considered for the grant of awards under the 1996 Plan.

  Prior to the Special Meeting, the maximum number of shares of Common Stock that could be issued pursuant to awards granted under the 1996 Plan was 639,357; and on April 1 of each of the years 1999, 2000 and 2001, such maximum number was to be increased by a number equal to 2% of the number of shares of Common Stock issued and outstanding on each of such dates. At the Special Meeting, stockholders approved amendments to the plan to provide for a one-time increase equal to 2% of the shares of Common Stock issued in the Merger, and to change the date of occurrence of the remaining scheduled annual increases from April 1 of each such year to the first business day of each fiscal year of the Company through 2001, in accordance with the previously announced change to the last Friday in December as the end of the Company's fiscal year.

  The 1996 Plan is administered by the Compensation Committee of the Board (the "Committee"). Subject to the provisions of the 1996 Plan, the Committee has full and final authority to adopt, amend and rescind rules and regulations relating to the 1996 Plan, select the employees to whom awards will be granted thereunder, to grant such awards, and to determine the terms and conditions of such awards and the number of shares to be issued pursuant thereto.

  Pursuant to the terms of the 1996 Plan, grants of stock options to non-employee directors are within the discretion of the Compensation Committee, and since the approval of the 1996 Plan at the 1996 Annual Meeting of Stockholders, no grants have been made to non-employee directors.

  Pursuant to the Merger Agreement, each holder of an option to purchase a share of OHM Common Stock (each an "OHM Option") granted under OHM's 1986 Stock
Option Plan, the Directors Deferred Fee Plan, the Incentive Stock Plan and the Nonqualified Stock Option Plan for Directors (collectively, the "OHM Stock Plans") was required to elect the treatment of their OHM Options under the provisions of the Merger Agreement. OHM Option holders were permitted to elect that each OHM Option, be converted into the right to receive cash consideration equal to the product of (x) (1) the excess of $11.50 over (2) the exercise price per share subject to such OHM Option and (y) the number of shares subject to such OHM Option, or that, at the effective time of the Merger, each OHM Option would be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such OHM Option, a number of shares of Common Stock equivalent to the number of shares of OHM Common Stock that could have been purchased immediately prior to the effective time under such OHM Option multiplied by 1.394 shares of OHM Common Stock for each share of Common Stock (the "Exchange Ratio") rounded up to the nearest whole number of shares of Common Stock), at a price per share of Common Stock (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the Shares otherwise purchasable pursuant to such OHM Option divided by (z) the Exchange Ratio; provided, however, that in the case of any OHM Option to which Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") applied, the option price, the number of shares purchasable pursuant to such option and the terms and conditions of exercise of such option would be determined in accordance with the foregoing, subject to such adjustments necessary in order to satisfy the requirements of Section 424(a) of the Code. Pursuant to the Merger Agreement, the Company assumed each OHM Option to which this second election applied in accordance with the terms of the OHM Stock Plans under which such OHM Option was issued and the stock option agreement by which it was evidenced. Holders of OHM Options with respect to 188,038 shares of OHM Common Stock (convertible into 262,126 shares of Company Common Stock) chose the second election.

  Retirement Plan.   Prior to the consummation of the Investment, the Company
maintained a retirement plan for non-employee directors and under certain circumstances directors who met the plan's length of service requirements were entitled to an accelerated lump sum payment upon a change of control such as
caused by the Investment.   In connection with the Investment, however, each of
the then non-employee directors of the Company acknowledged and agreed to a modification of the right to receive the accelerated lump sum payment. The payments to be received by non-employee directors pursuant to the amended plan are significantly less than the lump sum payments that were waived. Pursuant to the plan as amended, Mr. Gibson is to receive $16,000 in annual benefits, for a total of $80,000, and Mr. McGill is to receive $40,000 in annual benefits, for a total of $200,000, payable in monthly installments over five years, on account of their service as directors prior to the Investment.

Compensation Committee Interlocks and Insider Participation

  No member of the Compensation Committee of the Board of Directors is a former or current officer or associate of the Company or its subsidiaries and there are no Compensation Committee interlocks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Stockholders of the Company

  The following table sets forth information as of July 20, 1998 with respect to beneficial ownership of (a) Common Stock, (b) Depositary Shares, each representing 1/100 of a share of 7% Preferred Stock (the "Depositary Shares"),
(C) Convertible Preferred Stock and (d) the Warrants, by (w) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock (based solely on information contained in Schedules 13D, -G, or-F filed by such persons and delivered to the Company), Depositary Shares, Convertible Preferred Stock or Warrants, (x) each director of the Company, (y) the executive officers of the Company and (z) all directors and persons serving as executive officers of the Company as a group.

                                       Amount and                     Amount and                   Amount and      Percent of
                                       Nature of       Percent of     Nature of     Percent of      Nature of      Convertible
                                       Beneficial        Common       Beneficial    Depositary     Beneficial       Preferred
                                      Ownership of        Stock      Ownership of     Shares      Ownership of        Stock
                                         Common       Beneficially    Depositary   Beneficially    Convertible    Beneficially
Name                                  Stock (1)(2)      Owned (2)       Shares        Owned      Preferred Stock      Owned
----------------------------------------------------  -------------  ------------  ------------  ---------------  -------------
TCG Holdings, L.L.C. .............  6,492,689 (3)        22.23%                                       40,782         89.54%
Carlyle Investment
 Management, L.L.C.   .               757,731 (4)         3.24%                                        4,762         10.46%
Libra Fund, L.P. (5)..............   1,497,576             6.6%
Baron Capital Group, Inc. (6).....   1,200,000             5.3%
Daniel A. D'Aniello (7) ..........           0              --
Philip B. Dolan (7)  .............           0              --
E. Martin Gibson  ................       10,976              *           5,000            *
James C. McGill (8)  .............       26,963              *           1,000            *
Robert F. Pugliese  ..............        2,966              *
James D. Watkins  ................        2,966              *
Anthony J. DeLuca  ...............       90,089              *
James G. Kirk  ...................        2,267              *
James R. Mahoney  ................       67,471              *
Raymond J. Pompe  ................       55,298              *
Philip O. Strawbridge.............      169,169              *
All directors and executive
 officers as a
 group (14 persons) (9) ..........      486,225            2.15%

--------------
* Less than 1%

(1) The number of shares of Common Stock beneficially owned includes shares of Common Stock in which the persons set forth in the table have either investment or voting power. Unless otherwise indicated, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power, subject to community property laws where applicable. The number of shares beneficially owned also includes shares that the following individuals have the right to acquire within 60 days of July 20, 1998 upon exercise of stock options (and conversion of Depositary Shares in the case of Messrs. Gibson and McGill) in the following amounts:
    (i) 5,625 shares upon exercise of options and 5,351 shares upon conversion of the Depositary Shares as to Mr. Gibson, (ii) 4,375 shares upon exercise of options and 1,070 shares upon conversion of the Depositary Shares as to Mr. McGill, (iii) 34,334 shares as to Mr. DeLuca, (iv) 28,834 shares as to Mr. Mahoney, (v) 17,355 shares as to Mr. Pompe, (vi) 2,267 shares as to Mr. Kirk, and (vii) 136,566 shares as to Mr. Strawbridge.

(2) For the purposes of determining the number of shares of Common Stock beneficially owned, as well as the percentage of outstanding Common Stock held, by each person or group set forth in the table, the number of such shares is divided by the sum of the number of outstanding shares of Common Stock on July 20, 1998 plus (i) the number of shares of Common Stock subject to options exercisable currently or within 60 days of July 20, 1998 by such person or group, (ii) shares of Common Stock into which persons who hold Depositary Shares or Convertible Preferred Stock may convert such security (or otherwise obtain Common Stock), and/or receive Common Stock upon exercise of Warrants, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended ("Rule 13d-3(d)(1)").
    Depositary Shares may be converted at any time into Common Stock at the ratio of 1.0702 shares of Common Stock for each Depositary Share. The Convertible Preferred Stock may be converted at any time into Common Stock at the ratio of 131.75 shares of Common Stock for each share of Convertible Preferred Stock (reflecting a conversion price of $7.59 per share of Convertible Preferred Stock).

(3) Represents shares of Common Stock issuable upon conversion of all shares of Convertible Preferred Stock and exercise of all Carlyle Warrants held by certain limited partnerships controlled by TCG Holdings, L.L.C., a Delaware limited liability company ("TCG Holdings"), as set forth in more detail in the following sentence. The cumulative TCG Holdings ownership figure represents (i) 1,803,941 shares beneficially owned by Carlyle Partners II, L.P., a Delaware limited partnership ("CPII"), (ii) 82,146 shares beneficially owned by Carlyle Partners III, L.P., a Delaware limited partnership ("CPIII"), (iii) 1,517,100 shares beneficially owned by Carlyle International Partners II, L.P., a Cayman Islands limited partnership ("CIPII"), (iv) 81,568 shares beneficially owned by Carlyle International Partners III, L.P., a Cayman Islands limited partnership ("CIPIII"), (v) 341,575 shares beneficially owned by C/S International Partners, a Cayman Islands partnership ("C/SIP"), (vi) 1,907 shares beneficially owned by Carlyle Investment Group, L.P., a Delaware limited partnership ("CIG"), (vii) 2,386,686 shares beneficially owned by Carlyle-IT International Partners, L.P., a Cayman Islands limited partnership ("CITIP"), (viii) 80,291 shares beneficially owned by Carlyle-IT International Partners II, L.P., a Cayman Islands limited partnership ("CITIPII"), and (ix) 197,475 shares beneficially owned by Carlyle-IT Partners, L.P., a Delaware limited partnership ("CITP"). TC Group, L.L.C., a Delaware limited liability company ("TC Group"), may be deemed to be the beneficial owner of 6,492,689 shares of ITC Common Stock as the general partner of CPII, CPIII, CIG, and CITP, and as the managing general partner of CIPII, CIPIII, C/SIP, CITIP and CITIPII. TCG Holdings, as a member holding a controlling interest in TC Group, may be deemed to share all rights herein described belonging to TC Group. Furthermore, because certain managing members of TCG Holdings are also managing members of Carlyle Investment Management, L.L.C., a Delaware limited liability company
    ("CIM"), TCG Holdings may be deemed the beneficial owner of the shares of Common Stock controlled by CIM (see footnote 4 below). The principal business address of TC Group and TCG Holdings is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington DC 20004. The principal business address of CPII, CPIII, CIG, CITP and CIM is Delaware Trust Building, 900 Market Street, Suite 200, Wilmington, Delaware 19801. The principal business address of CIPII, CIPIII, C/SIP, CITIP and CITIPII is Coutts & Co., P.O. Box 707, Cayman Islands, British West Indies.

(4) Represents shares of Common Stock issuable upon conversion of all shares of Convertible Preferred Stock and exercise of all Carlyle Warrants held by the State Board of Administration of the State of Florida over which CIM holds sole voting and disposition power. Because certain managing members of TCG Holdings are also managing members of CIM, CIM may be deemed to be the beneficial owner of the shares of Common Stock controlled by TCG Holdings (see footnote 3 above).

(5) Such information is derived solely from a Schedule 13G filed by the "Libra Stockholders", which is comprised of the entities listed in the following sentence (filing as joint filers), with the SEC dated July 2, 1998. The Libra Stockholders' cumulative ownership represents (i) 1,387,531 shares owned by Libra Fund, L.P. ("Libra") and (ii) 110,045 shares of Common Stock owned by an affiliated off-shore fund (the "Fund"). The Libra Stockholders' report in such Schedule 13G that Libra Advisors, LLC ("Advisors"), an Investment Advisor to the Fund, has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 110,045 shares of Common Stock owned by the Fund. As the General Partner of Libra, Advisors has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 1,387,531 shares of Common Stock owned by Libra. Accordingly, Advisors may be deemed to be the beneficial owner of 1,497,576 shares of Common Stock, or 6.6% of the outstanding shares of Common Stock. In addition, as the sole voting member and Manager of Advisors, Ranjan Tandon may be deemed to have the power to vote and to direct the voting of and the power to dispose and direct the disposition of the 1,497,576 shares of Common Stock owned by Advisors or 6.6% of the outstanding shares of Common Stock. The address of Libra Fund, L.P. and affiliated reporting persons is 277 Park Avenue, 26th Floor, New York, New York 10172.

(6) Such information is derived solely from a Schedule 13G filed by the "Baron Shareholders", which is composed of the entities listed in the following sentence (filing as joint filers), with the SEC dated June 4, 1998. The Baron Stockholders is comprised of Baron Capital Group, Inc. ("BCG"), Bamco, Inc. ("BAMCO"), Baron Small Cap Fund ("BSC"), Baron Asset Fund ("BAF"), and Ronald Baron. The Baron Stockholders report in such Schedule 13G that (i) BCG, BAMCO, BSC and Ronald Baron have the shared power to vote or direct the vote of 1,200,000 shares of Common Stock; (ii) BCG, BAMCO, BAF and Ronald Baron have shared power to dispose of or direct the disposition of 1,200,000 shares of Common Stock, but that none of BCG, BAMCO, BSC, or Ronald Baron have the sole power to vote or direct the vote of or the sole power to dispose or to direct the disposition of, any Common Stock. BAMCO is a subsidiary of BCG. BSC is an investment advisory client of BAMCO. Ronald Baron owns a controlling interest in BCG. BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory client thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO and its affiliates. The address of Baron Capital Group, Inc. and the affiliated reporting persons is
    767 Fifth Avenue, 24th Floor, New York, New York   10153.

(7) Mr. D'Aniello is a Managing Member of TCG Holdings. Mr. D'Aniello's interest in TCG Holdings is not controlling and thus Mr. D'Aniello expressly disclaims any beneficial ownership in the shares of ITC Common Stock beneficially owned by TCG Holdings. Mr. Dolan is an employee of The Carlyle Group and holds no economic interest in either TC Group or TCG Holdings, and as such expressly disclaims any beneficial ownership in the shares of ITC Common Stock beneficially owned by any of such entities.

(8) Includes 1,000 shares of Common Stock and 1,000 Depositary Shares (convertible into 1,070 shares of Common Stock) owned by Mr. McGill's wife, as to which Mr. McGill has no voting or dispositive power, and 1,250 shares owned by McGill Resources, Inc., a company owned by Mr. McGill. Mr. McGill disclaims beneficial ownership of all such shares. Also includes 3,750 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of July 20, 1998.

(9) Includes 299,296 shares of Common Stock that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of July 20, 1998 and 6,000 Depositary Shares (convertible into 6,421 shares of Common Stock).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

  Employment Agreements. The Company and each of Anthony J. DeLuca, James R. Mahoney and Raymond J. Pompe have entered into employment agreements with terms through November 1999. The employment agreements provide for initial base salaries at the rates in effect at the time of the closing of the Investment, subject to annual upward adjustment at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). Salaries are subject to reduction only in connection with action taken by the Board of Directors for all management employees. Each of the employment agreements provides for a short-term incentive compensation plan to be administered by the Compensation Committee. The target short-term incentive compensation level is 40%, and the maximum level is 60%, of base salary, except in the case of Mr. DeLuca, for whom the target level is 50%, and the maximum level is 75%, of base salary. The Company also is required to maintain long-term incentive plans to be administered by the Compensation Committee, which will make awards, primarily of stock options, based on appropriate performance criteria. The annual awards are at the discretion of the Compensation Committee and will generally target long-term incentive opportunities.

  The agreements provide for severance payments under certain circumstances. Under the agreements, the Company will have "good reason" to terminate Messrs. DeLuca, Mahoney or Pompe because of the Company's performance if such persons fail to meet certain management forecasts for two consecutive fiscal years. If the executive is terminated because of the Company's performance (under the circumstances permitted in the agreements) within 24 months after a change in control, is terminated without reason, or resigns for cause, he is entitled to receive his base salary as adjusted from time to time (presently $400,000 in the case of Mr. DeLuca, $260,000 in the case of Mr. Mahoney, and $280,000 in the case of Mr. Pompe) for 12 months following the termination (24 months in the case of Mr. DeLuca), or, if he is terminated because of the Company's performance (under the circumstances permitted in the agreements) but not within 24 months after a change in control, he is entitled to receive his base salary for six months following the termination (12 months in the case of Mr. DeLuca). In addition, under certain circumstances, the executive's short-term incentive compensation will be paid on a pro-rated basis, and he will be entitled to Company employee benefits for a specified period.

  The Company has provided loans to Messrs. DeLuca, Mahoney and Pompe to allow them to make substantial purchases of the Company's Common Stock in the open market. The agreements each required that within three months of the closing of the Investment, Mr. DeLuca purchase between $100,000 and $125,000 worth of Common Stock and Messrs. Mahoney and Pompe each purchase between $75,000 and $100,000 worth of Common Stock. All of the executives have purchased the required amounts of Common Stock, and Messrs. DeLuca, Mahoney, and Pompe have received loans in the principal amounts of $125,000, $100,000, and $100,000, respectively, to purchase the stock. In connection with the short-term compensation plan described above, the Company may provide for forgiveness of a certain portion of the loan principal and interest if previously agreed to targets are met or exceeded. The loans bear interest at the rate of 8.25% per year and are repayable at upon the earlier of the executive's termination of employment or November 19, 1999. The employment agreements also provide for reimbursement for business expenses and vacation and other benefits consistent with existing Company policies and practices.

  Additionally, as part of their employment agreements, each of Messrs. DeLuca, Mahoney and Pompe are bound by non-compete provisions with the Company if they terminate their employment by resignation.

  Mr. Strawbridge, as well as other senior executives at OHM, entered into employment agreements with OHM prior to the execution of the Merger Agreement, and the tender offer for OHM resulted in a change in control of OHM for purposes of those employment agreements. As a result of the change in control, under his employment agreement, Mr. Strawbridge was entitled to continue his employment with OHM in his position at the time of the tender offer for a period of approximately three years following the date of the change in control. During the term of employment, Mr. Strawbridge would have been entitled to receive a base salary and to continue to participate in incentive and employee benefit plans at levels no less favorable to him than existed prior to the change in control. In the event of a termination by OHM or by the executive of his employment during the employment term under circumstances amounting to good reason under his employment agreement, Mr. Strawbridge would have been entitled to receive a lump sum payment, subject to an overall limitation to assure that payments will not constitute "excess parachute payments" under federal income tax law. Mr. Strawbridge has agreed to remain employed but the Company has agreed to pay to Mr. Strawbridge the amount he would have received under his employment agreement if his employment had been terminated, and pursuant to that agreement Mr. Strawbridge has received $1,400,000.

  Sheh Agreements. Robert Sheh resigned as President and Chief Executive Officer and a director of the Company as of July 1, 1996. Pursuant to the terms of an agreement between the Company and Mr. Sheh, Mr. Sheh continued to be treated as an employee of the Company until June 26, 1998, but had no further duties or responsibilities to the Company. Pursuant to the agreement, among other benefits, until June 26, 1998, Mr. Sheh continued to be paid $450,000 per annum and received a car allowance of $5,850 per annum. Under the agreement, 23,998 shares of restricted Common Stock awarded to Mr. Sheh in July 1995 became fully vested on June 26, 1998, and options to purchase a total of 450,000 shares of Common Stock became fully vested on April 27, 1998.

  Coffman Agreement. In connection with his resignation from the Company, Franklin E. Coffman, a Senior Vice President, entered into an agreement dated as of April 17, 1998. Pursuant to that agreement Mr. Coffman resigned as an officer of the Company and received a one-time payment of $275,000, less payroll deductibles representing one year's salary and the cash value of certain benefits. Mr. Coffman's eligibility to participate in Company benefits ceased as of the date of the agreement. The Company and Mr. Coffman also agreed that he would have the right to exercise vested options during a two year period after the agreement and that all unvested options will expire on the earlier of their scheduled expiration or April 7, 2000. The Company also agreed to lift vesting restrictions on 8,971 shares of previously awarded restricted stock.

  Relocation Loans. In certain circumstances, the Company has granted and may in the future grant interest-free loans to executive officers, officers and certain other employees principally for real estate purchases in connection with company-initiated transfers to a new location. All loans are approved by the Compensation Committee and are to be secured by the principal residence of the individual. Mr. James R. Mahoney, Senior Vice President, entered into a relocation loan arrangement with the Company with an original principal amount of $200,000 and secured by a deed of trust on his personal residence in California. The loan was interest free so long as Mr. Mahoney remained an employee. Beginning December 31, 1991 and on each December 31st thereafter until the due date of the loan, 5% of the original principal amount (to a maximum of 50% of the original principal amount) was forgiven by the Company. Additionally, Mr. Mahoney agreed to repay the remaining 50% of the original principal amount in installments related to the issuance of awards under the Company's incentive compensation plan. In April 1997, $122,451 remained outstanding on this loan. In May 1998, Mr. Mahoney repaid in full the $102,451 then remaining outstanding on his loan in connection with the sale of his California residence.

  In connection with the relocation and consolidation of the Company's corporate headquarters from Torrance, California to Pittsburgh, Pennsylvania in June 1997, and other relocations occurring at approximately the same time, the Company offered relocation assistance to a limited number of officers and key employees. Relocation assistance packages offered to these individuals involve three elements: 1) reimbursement of out-of-pocket relocation expenses, including travel, real estate brokerage commissions (up to a 6% maximum), and loan origination fees (up to a maximum of two points), 2) a loan to be used for the purchase of a new residence, and 3) a mobility allowance of between 15% and 30% of salary (Mr. Mahoney received an allowance of 30% of salary in connection with his relocation and Mr. DeLuca received a 30% allowance in connection with his relocation). Amounts paid to reimburse out-of-pocket expenses were "grossed-up" for tax purposes. The loans to relocating associates have ten year terms, are to be secured by the residence purchased, and do not bear interest as long as the associate stays with the Company. Five percent of the loan principal is required to be repaid annually by the associate and 5% will be forgiven annually by the Company for each year the associate remains with the Company. The loans are also due upon the sale of the residence purchased. Mr. DeLuca and Mr. Mahoney each were offered and accepted relocation loans on such terms in the original principal amounts of up to $100,000. Mr. DeLuca accepted a loan of $70,000 in December 1997 and Mr. Mahoney accepted a loan of $100,000 in April 1998. Total relocation costs for all relocating employees was approximately $953,000.

  Carlyle Financial Advisory Fees. In connection with the Investment, the Company agreed to pay Carlyle (i) an annual financial advisory fee of $100,000, payable quarterly; and (ii) investment banking fees (equal to 1% of transaction value) and reimbursement of reasonable out-of-pocket expenses for investment
banking services rendered to the Company.   The Company has paid $2,500,000
in investment banking fees to Carlyle (and reimburse reasonable out-of-pocket expenses) for services rendered in connection with the Merger transactions, which is less than the 1% fee to which Carlyle would otherwise have been entitled pursuant to the terms of its existing agreement with the Company.

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

     Additionally, the Company's Certificate of Incorporation provides that its directors are not to be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty to the fullest extent permitted by law. This provision is intended to allow the Company's directors the benefit of the Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duty of care, except under certain circumstances, including breach of the director's duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law or any transaction from which the director derived an improper personal benefit.

     The Investment agreements also contain additional provisions for the indemnification of Company directors and officers in certain circumstances. The Investment Agreement provides that the Company will indemnify, defend and hold harmless Carlyle, and its affiliates, directors, officers, advisors, employees and agents to the fullest extent lawful from and against all demands, losses, damages, penalties, claims, liabilities, obligations, actions, causes of action and reasonable expenses ("Losses") arising out of the Investment Agreement or the related transactions or arising by reason of or resulting from the breach of any representation, warranty, covenant or agreement of the Company contained in the Investment Agreement for the period for which such representation or warranty survives; provided, however, that the Company shall not have any liability to indemnify Carlyle with respect to Losses arising from the bad faith or gross negligence of the Carlyle indemnified party.

     The Investment agreements also provide that Carlyle will indemnify, defend and hold harmless the Company, its affiliates, directors, officers, advisors, employees and agents from and against all Losses arising out of the breach of any representation, warranty, covenant or agreement of Carlyle contained in the Investment Agreement for the period for which such representation or warranty survives; provided, however, that Carlyle shall not have any liability to indemnify the Company with respect to Losses arising from the bad faith or gross negligence of the Company indemnified party.

     The Investment agreements provide that no claim may be made against an indemnifying party for indemnification until the aggregate dollar amount of all Losses exceeds $1,500,000 and the indemnification obligations of the respective parties shall be effective only until the dollar amount paid in respect of the Losses indemnified against aggregates to an amount equal to $45,000,000.

     Further, pursuant to the Merger Agreement with OHM, the Company will, from and after the effective time of the Merger, indemnify and hold harmless, to the fullest extent permitted under applicable law (and the Company will also advance expenses as incurred to the fullest extent permitted under applicable law, provided the person to whom expenses are advanced provides an undertaking to repay such advances if it is ultimately determined that such person is not entitled to indemnification), each present and former director and officer of OHM and its subsidiaries against any costs or expenses (including reasonable attorneys' fees), judgments, fines, losses, claims, damages or liabilities incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to matters existing or occurring at or prior to the effective time of the Merger, including the transactions contemplated by the Merger Agreement, which is based or arises out of the fact that such person is or was a director or officer of OHM or any of its subsidiaries. In addition, for not less than six years after the effective time, the Company and OHM will maintain OHM's and its subsidiaries' existing directors' and officers' liability insurance ("D&O Insurance"), subject to certain maximum premium payments, provided that the Company may substitute therefor policies having at least the same coverage and containing terms which are no less advantageous to the intended beneficiaries thereof than the existing D&O Insurance with respect to matters existing or occurring at or prior to the effective time or may purchase a six-year extended reporting endorsement under OHM's existing D&O Insurance.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended March 27, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized in Monroeville, Pennsylvania on the 27th day of July, 1998.


                              INTERNATIONAL TECHNOLOGY CORPORATION

                              By:   /s/ Anthony J. DeLuca
                                 --------------------------------------
                                    Anthony J. DeLuca
                                    Chief Executive Officer and President