Form 10-Q
period 1998-06-26
INTERNATIONAL TECHNOLOGY CORP
filed 1998-08-10
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  --------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 26, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                              --------------------  -------------------

COMMISSION FILE NUMBER    1-9037
                       -------------

                      INTERNATIONAL TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                             33-0001212
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 372-7701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      ------     -------

At July 31, 1998 the registrant had issued and outstanding an aggregate of 22,628,433 shares of its common stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 26, 1998


                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of June 26, 1998 (unaudited) and
                    March 27, 1998.                                                                          3

                    Condensed Consolidated Statements of Operations
                    for the First Fiscal Quarters ended
                    June 26, 1998 and June 27, 1997 (unaudited).                                             4

                    Condensed Consolidated Statements of Cash Flows
                    for the First Fiscal Quarters ended June 26, 1998
                    and June 27, 1997 (unaudited).                                                           5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                                               6-10

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.                                       11-19


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                       20

         Item 4.    Submission of Matters to a Vote of Security Holders                                     21

         Item 6.    Exhibits and Reports on Form 8-K.                                                       22

                    Signatures                                                                              23

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             June 26,        March 27,
                                                                                               1998            1998
                                                                                             --------        ---------
                                                                                            (Unaudited)
                                         ASSETS                                                    (In thousands)
Current assets:
      Cash and cash equivalents                                                            $  21,958        $  24,765
      Receivables, net                                                                       252,398          210,630
      Prepaid expenses and other current assets                                               20,309           25,523
      Deferred income taxes                                                                   14,164           12,750
                                                                                           ---------        ---------
          Total current assets                                                               308,829          273,668
Property, plant and equipment, at cost:
      Land and land improvements                                                                 456              846
      Buildings and leasehold improvements                                                    13,497           18,222
      Machinery and equipment                                                                 82,818          159,433
                                                                                           ---------        ---------
                                                                                              96,771          178,501
          Less accumulated depreciation and amortization                                      49,018          102,480
                                                                                           ---------        ---------
               Net property, plant and equipment                                              47,753           76,021

Cost in excess of net assets of acquired businesses                                          332,621          211,878
Investment in Quanterra                                                                            -           16,300
Other assets                                                                                  16,856           17,557
Deferred income taxes                                                                         88,050           73,745
Long-term assets of discontinued operations                                                   40,048           40,048
                                                                                           ---------        ---------
                   Total assets                                                            $ 834,157        $ 709,217
                                                                                           =========        =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                     $  93,365        $  82,597
      Accrued liabilities                                                                     74,277           80,486
      Billings in excess of revenues                                                           4,718            3,723
      Short-term debt, including current portion of long-term debt                            13,239           16,738
      Current liabilities of discontinued operations, net                                     15,200           15,200
                                                                                           ---------        ---------
          Total current liabilities                                                          200,799          198,744

Long-term debt                                                                               324,659          240,147
8% convertible subordinated debentures                                                        44,550           44,550
Long-term accrued liabilities of discontinued operations, net                                  1,226            3,773
Other long-term accrued liabilities                                                           33,878           23,755
Minority interest                                                                                434           50,098
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $100 par value; 180,000 shared authorized:
          7% cumulative convertible exchangeable, 20,556 shares issued
               and outstanding                                                                 2,056            2,056
          6% cumulative convertible participating, 45,544 and 45,271 shares issued
               and outstanding, respectively                                                   4,511            4,451
      Common stock, $.01 par value; 50,000,000 shares authorized;
          22,645,852 and 9,737,589 shares issued, respectively                                   226               97
      Treasury stock at cost, 8,078 shares                                                       (74)             (74)
      Additional paid-in capital                                                             347,903          246,681
      Deficit                                                                               (126,011)        (105,061)
                                                                                           ---------        ---------
          Total stockholders' equity                                                         228,611          148,150
                                                                                           ---------        ---------
          Total liabilities and stockholders' equity                                       $ 834,157        $ 709,217
                                                                                           =========        =========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                             First fiscal quarter ended
                                                                             --------------------------
                                                                             June 26,          June 27,
                                                                               1998              1997
                                                                             --------          --------
                                                                                    (Unaudited)
Revenues                                                                      $225,188          $98,181
Cost and expenses:
      Cost of revenues                                                         198,130           86,757
      Selling, general and administrative expenses                              13,878            7,419
      Special charges                                                           24,971            4,611
                                                                              --------          -------
Operating loss                                                                 (11,791)            (606)
Other income                                                                       189                -
Interest, net                                                                   (8,902)          (1,028)
                                                                              --------          -------
Loss before income taxes                                                       (20,504)          (1,634)
(Provision) benefit for income taxes                                             1,213           (1,280)
                                                                              --------          -------
Net loss                                                                       (19,291)          (2,914)
Less preferred stock dividends                                                  (1,569)          (1,533)
                                                                              --------          -------
Net loss applicable to common stock                                           $(20,860)         $(4,447)
                                                                              ========          =======

Per share data (basic and diluted):
      Historical (1998 includes OHM merger)                                   $  (1.76)         $  (.46)
                                                                              ========          =======

Common share data:
      Historical (weighted average number of common shares
      outstanding for basic and dilutive includes the 12,911,000 shares issued for OHM merger as of June 11, 1998.
      See footnote 4.)                                                      11,880,888        9,741,715
                                                                            ==========       ==========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            First fiscal quarter ended
                                                                                            --------------------------
                                                                                              June 26,       June 27,
                                                                                               1998            1997
                                                                                              --------       --------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                $(19,291)      $ (2,914)
      Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                                         8,556          3,009
           Special charges                                                                      24,971          1,800
           Deferred income taxes                                                                (1,463)         1,280
           Other                                                                                   119             50
      Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
           Changes in assets and liabilities                                                   (22,907)          (583)
           Effects of acquisition and sale of businesses                                       (32,231)        (4,721)
           Decrease in site closure costs of discontinued operation                             (2,547)        (2,633)
                                                                                              --------       --------
      Net cash used for operating activities                                                   (44,793)        (4,712)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of remediation business                                              -          2,800
      Acquisition of businesses                                                                (38,193)        (1,250)
      Capital expenditures                                                                      (1,466)        (1,025)
      Proceeds from sale of Quanterra                                                            5,750              -
      Cash on deposit as collateral                                                                  -         (9,794)
      Other, net                                                                                   493            275
                                                                                              --------       --------
      Net cash used for investing activities                                                   (33,416)        (8,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Financing costs                                                                           (4,694)             -
      Net borrowing (repayments) of long-term debt                                              81,001            (15)
      Dividends paid on preferred stock                                                           (905)          (899)
                                                                                              --------       --------
      Net cash provided by (used for) financing activities                                      75,402           (914)
                                                                                              --------       --------
Net decrease in cash and cash equivalents                                                       (2,807)       (14,620)


Cash and cash equivalents at beginning of period                                                24,765         78,897
                                                                                              --------       --------
Cash and cash equivalents at end of period                                                    $ 21,958       $ 64,277
                                                                                              ========       ========

                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter ended June 26, 1998, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     The Company's fiscal year included four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. On June 9, 1998, the Board of Directors of IT approved a change in IT's fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period will be IT's Annual Report on Form 10-K for the nine month period ending December 25, 1998.

     These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the fiscal year ended March 27, 1998. The results of operations for the fiscal period ended June 26, 1998 are not necessarily indicative of the results for the full fiscal year.

2. In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation services company servicing primarily industrial, federal government and local government agencies located primarily in the United States. The transaction was effected through a two-step process for a total purchase price of approximately $303,400,000 consisting of (a) the acquisition of 54% of the total outstanding shares through a cash tender offer, which was consummated on February 25, 1998, at $11.50 per share for 13,933,000 shares of OHM common stock, for a total consideration of approximately $160,200,000 plus, approximately $4,600,000 in asset acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of approximately 12,900,000 shares of Company common stock valued at $8.04 per share, or $103,800,000 and payment of approximately $30,800,000 plus approximately $4,000,000 in asset acquisition costs.

     This transaction was accounted for as a step acquisition purchase and therefore the effects of the first step of the merger were included in the March 27, 1998 financial statements and the effects of both steps were included in the June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of approximately $317,000,000 is classified as cost in excess of net assets of acquired businesses and is being amortized over forty years. Results of operations include OHM assuming 100% ownership for the entire first fiscal quarter ended June 26, 1998.

     The estimated fair value of the assets acquired and liabilities assumed of OHM are as follows:

          Description                                                Amount
          -----------                                                ------
                                                                  (In thousands)
          Current assets                                            $138,431
          Property and equipment                                      21,295
          Cost in excess of net assets of acquired businesses        317,093
          Other long term assets                                      58,030
          Current liabilities                                        124,096
          Long term liabilities, primarily debt                      107,268

     As a result of the Merger, the Company has plans to close specific overlapping properties and reduce consolidated employment. The acquired balance sheet includes an accrual of approximately $13,300,000 for the estimated OHM severance, office closure costs and lease termination costs of which $4,203,000 has been paid through June 26, 1998.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

     The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the dates of both the first and second steps of the acquisition. Management does not anticipate material changes to the preliminary allocation.

     The following unaudited pro forma condensed statement of operations gives effect to the OHM merger as if the transaction occurred at the beginning of the first fiscal quarter ended June 27, 1997.



                                                       June 27, 1997
                                                         Pro Forma
                                                       -------------
                                           (In thousands, except per share data)
      Revenues                                           $236,862
      Net loss                                            (26,300)
      Net loss applicable to common stock                 (27,833)
      Loss per share:
         Basic and diluted                                  (1.23)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the merger had taken place at the date and on the basis assumed above.

3. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 which does not materially impact the Company and is effective for fiscal years beginning after December 15, 1997, requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. Statement No. 131, effective for the period ending December 25, 1998, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require additional footnote disclosure relating to certain operating segments of the Company, however, the extent of this change, if any, has not been determined.

4. In February 1997, FASB issued Statement No. 128, Earnings per Share, which was required to be adopted for periods ending after December 14, 1997. The Company has changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. For all periods presented, shares of common stock issuable upon conversion of the Company's convertible preferred stock, common stock warrants and common stock options are antidilutive, and therefore excluded from the diluted earnings per share calculation.

     The weighted average number of common shares outstanding increased significantly on June 11, 1998 as a result of the Company issuing 12,911,000 common shares in exchange for the remaining 46% of the outstanding OHM shares. As of June 26, 1998, the number of IT common shares outstanding is 22,637,774. Generally Accepted Accounting Principals require per share data be calculated utilizing the weighted average number of shares outstanding during the reporting period. For IT, this calculation results in a weighted average number of common shares outstanding of 11,880,888 for the quarter ending June 26, 1998.

     The weighted monthly average number of shares outstanding during the quarter ended June 26, 1998 are as follows:

                                                         Number of
                                                       common shares
                                                        outstanding
                                                        -----------
                   April 1998                             9,729,511
                   May 1998                               9,729,511
                   June 1998                             16,183,643
                                                         ----------
                        Average                          11,880,888


     Assuming on a proforma basis the June 11, 1998 newly issued shares were issued at the beginning of the June 1998 quarter, the weighted average common shares outstanding for the quarter would be 22,637,774.

     Excluding special charges of $24,971,000 and non-recurring tender loan origination costs of $2,198,000 for the quarter ended June 26, 1998 and special charges of $4,611,000 for the quarter ended June 27, 1997, the net income applicable to common stock on a proforma basis would be $2,430,000 and $164,000, respectively. This proforma information is summarized below:

                                                                         Proforma net income per share
                                             Average                       excluding special charges
         Fiscal quarter ended            common shares outstanding             basic and diluted
         --------------------            -------------------------       -----------------------------
         June 26, 1998                         22,637,774                       $     .11
         June 27, 1997                          9,741,715                       $     .02

     Per share information discussed above is the same for basic and dilutive.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

     On June 11, 1998, the Company issued approximately 12,911,000 IT common shares in exchange for the remaining 46% of the outstanding OHM common shares. Assuming these shares were issued on March 28, 1998, the weighted average number of common shares outstanding and the basic and diluted earnings (loss) per common share would be:


                                                     Average                     Net loss per share
                Fiscal quarter ended         common shares outstanding            basic and diluted
                --------------------         -------------------------            -----------------
                   June 26, 1998                    22,640,598                          $(.92)
                   June 27, 1997                     9,741,715                          $(.46)

     The weighted average number of common shares outstanding and the basic and diluted earnings (loss) per common share excluding special charges are as follows:

                                                                               Net income per share
                                                     Average                 excluding special charges
                Fiscal quarter ended         common shares outstanding           basic and diluted
                --------------------         -------------------------           -----------------
                   June 26, 1998                    11,880,888                          $.20
                   June 27, 1997                     9,741,715                          $.02

     Assuming the 12,911,000 IT common shares were issued on March 28, 1998, the weighted average number of common shares outstanding and the basic and diluted earnings (loss) per common share excluding special charges would be:

                                                                               Net income per share
                                                     Average                 excluding special charges
                Fiscal quarter ended         common shares outstanding           basic and diluted
                --------------------         -------------------------           -----------------
                   June 26, 1998                    22,640,598                          $.11
                   June 27, 1997                     9,741,715                          $.02

     For the quarter ended June 26, 1998, special charges of $23,290,000 (net of taxes) were excluded from the net loss in the calculation of the net income
     (loss) per share basic and diluted excluding special charges. For the quarter ended June 27, 1997, special charges of $4,611,000 (net of taxes) were excluded from the net income (loss) per share basic and diluted excluding special charges.

     The weighted monthly average number of shares for the quarter ended June 26, 1998 are as follows:

                                                          Number of
                                                        common shares
                                                         outstanding
                                                         -----------
                   April 1998                             9,729,511
                   May 1998                               9,729,511
                   June 1998                             16,183,643
                                                         ----------
                        Average                          11,880,888
                                                         ==========

     The weighted average number of common shares outstanding increased significantly on June 11, 1998 as a result of the Company issuing 12,911,000 common shares in exchange for the remaining 46% of the outstanding OHM shares. As of June 26, 1998, the number of IT common shares outstanding is 22,640,598.

5. In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. As of June 26, 1998, two of the Company's inactive disposal sites have been formally closed and the other two are in the process of closure. In connection with the plan of divestiture, from December 1987 through March 27, 1998, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

     (including the initial provision and three subsequent adjustments) in the amount of $168,192,000, net of income tax benefit of $35,919,000. The adjustments principally related to a writeoff of the contingent purchase price from the earlier sale of certain assets, increased closure costs principally due to delays in the regulatory approval process, and costs related to certain waste disposal sites where IT has been named a potentially responsible party (PRP). At June 26, 1998, the Company's condensed consolidated balance sheet included accrued liabilities of $16,426,000 to complete the closure and related post-closure of its inactive disposal sites and related matters, net of certain trust fund and annuity investments which are legally restricted by trust agreements with the California EPA Department of Toxic Substance Control to closure and post-closure use.

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

6. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 27, 1998; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

7. Included in accounts receivable, net at June 26, 1998 are billed receivables, unbilled receivables and retention in the amounts of $209,761,000, $30,509,000 and $12,128,000, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of June 26, 1998 were $115,742,000, $11,570,000 and $2,481,000, respectively. At March 27, 1998, billed receivables, unbilled receivables and retention were $172,747,000, $26,996,000 and $10,887,000, respectively.
     Billed receivables, unbilled receivables and retention from the U.S. Government as of March 27, 1998 were $93,111,000, $9,908,000 and
     $2,201,000, respectively.

     Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders, or the completion of the projects. Generally, receivables are expected to be billed and collected in the subsequent year. Included in accounts receivable at June 26, 1998 is approximately $18,000,000 associated with unapproved change order claims performed by the Company, which management believes to be probable of realization. This approximate $18,000,000 includes contract claims in litigation (see Note 6 to the Condensed Consolidated Financial Statements). While management believes no material loss will be incurred related to these unapproved change order claims the actual amounts realized could be materially different than the amounts recorded.

     8. On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non- core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., an environmental laboratory business, and the assets associated with IT's Hybrid Thermal Treatment System (HTTS(R)) business. As a result of these actions, the Company recorded a non-cash charge of $24,971,000 in the quarter ending June 26, 1998 including $10,550,000 (net of cash proceeds of $5,750,000) related to the sale of the Quanterra investment and $14,421,000, primarily related to assets associated with IT's HTTS(R) business.

     Special charges of $4,611,000 were recorded in the fiscal quarter ended June 27, 1997. These special items included a $2,811,000 charge associated with the relocation of the Company's corporate headquarters, and a $1,800,000 loss from the sale of a small remediation services business. The relocation of the Company's headquarters from Torrance,

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

     California to Monroeville (Pittsburgh), Pennsylvania has enabled the Company to consolidate corporate overhead functions. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. The relocation charge included $790,000 of costs for severance, $953,000 of costs for the relocation of IT employees, $710,000 of costs related to the closure of the offices in Torrance, California and $358,000 of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of June 26, 1998, $271,000 of the charge remained to be paid.

9. For the first quarter ended June 26, 1998, the Company recorded an income tax benefit of $1,213,000, reflecting an income tax rate of 40% on income of $2,977,000 excluding special charges of $24,971,000. The income tax benefit related to the special charges was offset by an increase in IT's deferred tax valuation allowance of $6,889,000 based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax asset created by the special charges.

     For the first quarter ended June 27, 1997, the Company recorded an income tax charge of $1,280,000, on income of $2,977,000, excluding special charges of $4,611,000. The related income tax benefit from the special charge in the prior quarter was offset by an increase in IT's deferred tax valuation allowance of $1,826,000.

     Based on a net deferred tax asset of $102,214,000 (net of a valuation allowance of $44,863,000), at June 26, 1998, and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $256,000,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

10. On June 11, 1998, upon consummation of the second step of the OHM acquisition (see Note 2 above), the Company effected a $378,000,000 refinancing (the "Merger Credit Facilities").

     The Merger Credit Facilities consist of an eight-year amortizing term loan (term loans) of $228,000,000 and a six-year revolving credit facility (revolving loans) of $150,000,000 that contains a sublimit of $50,000,000 for letter of credit issuance. The term loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) and amortize on a semi annual basis in aggregate annual installments of $4,500,000 for the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. The revolving loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum). Six months after completion of the merger, adjustments to the interest rates will be made based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The Merger Credit Facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities also contain certain restrictive covenants that, among other things, prohibit the payment of cash dividends on common stock, limit capital expenditures, and require the Company to meet certain financial targets.

     The Merger Credit Facilities include certain representations, warranties and covenants customary for facilities of this type. The Merger Credit Facilities also include customary events of default as well as upon a change of control of IT including among other things, on or after the funding of the Merger Credit Facilities on June 11, 1998, the disposition of the 6% Cumulative Convertible Participating Preferred Stock or the Carlyle Warrants to a person other than the Preferred Stock Group (any person or group of persons other than the Convertible Preferred Stock or the Carlyle Warrants to a person other than the Parent Stockholders or certain persons affiliated with the Parent Stockholders).

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                         FOR QUARTER ENDED JUNE 26, 1998

RESULTS OF OPERATIONS

OVERVIEW

The Company provides a full range of technology-driven, value-added consulting, engineering and construction capabilities through a network of 67 offices in the United States and selected international locations. The Company's services include construction and remediation, risk assessment, air quality management, pollution prevention and waste minimization, information management, land-use planning and restoration services of impaired properties, decontamination and decommissioning, design/build, wastewater treatment, historical research and investigation, environmental consulting and advocacy services, engineering services and facility outsourcing for operation, maintenance and construction. The Company's business strategy is to be a global provider of environmental and infrastructure solutions to both the government and private industry clients. As part of this strategy, the Company entered into a definitive agreement to acquire OHM Corporation (OHM) on January 15, 1998 and the first step of the Merger Agreement was completed through a tender offer on February 25, 1998 at which time the Company owned approximately 54% of the outstanding shares of OHM. The second step of the acquisition was completed on June 11, 1998. During fiscal year 1998, the Company has also diversified through several acquisitions of specialized consulting companies primarily serving targeted commercial markets.

REVENUES

Revenues for the three months ended June 26, 1998 increased $127,007,000 or 129.4% to $225,188,000, compared to revenues of $98,181,000 reported in the first quarter of fiscal year 1998. This revenue growth is primarily attributable to revenues generated by the OHM acquisition.

Revenue from the Company's federal government contracts increased 155 percent in the first quarter ended June 26, 1998 when compared to the same period last year. Revenue from the Company's federal government contracts excluding OHM, increased 12.6 percent during these same comparative periods.

The Company's revenues attributable to U.S. federal, state and local governmental contracts as a percentage of the Company's consolidated revenues for the first fiscal quarters ended June 26, 1998 and June 27, 1997 is outlined in the table below:

                                                        FISCAL QUARTER ENDED
                                                        --------------------
                                                        JUNE 26,     JUNE 27,
                                                         1998          1997
                                                        --------     --------
         U.S. Department of Defense (DOD).............    53%           45%
         U.S. Department of Energy (DOE)...............    8            10
         Other federal agencies........................    6             2
                                                          --            --
                                                          67            57

         State and local governments.....................  4             6
                                                          --            --

         Total........................................... 71%           63%
                                                          ==            ==

                      INTERNATIONAL TECHNOLOGY CORPORATION

The Company's revenues attributable to U.S. federal, state and local government contracts as a percentage of the Company's consolidated revenues increased to 71 percent in the three months ended June 26, 1998 compared to 63 percent in the first quarter of last year. In the quarter ended June 26, 1998, DOD revenues of $119,267,000 were $75,226,000 higher than the $44,041,000 in revenues reported in the first quarter of the prior year. This increase is attributable to the OHM acquisition. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts, which are primarily related to remedial action work.

DOE revenues increased by 90 percent from $9,529,000 in the first quarter of fiscal year 1998 to $18,088,000 in the first quarter of this year. The increase in the DOE revenues is due to the OHM acquisition and to the Fernald OU1 Project that was awarded to the Company in October 1997. Revenues from other federal agencies increased by $10,535,000 in the first quarter this year compared to last year primarily related to the OHM merger.

The Company's revenues from commercial clients and international operations were $66,525,000 for the quarter ended June 26, 1998 compared to $35,956,000 in revenues during the first fiscal quarter of last year. Revenues from the commercial and international sectors were $36,094,000 excluding OHM, or about the same as last year. Revenue growth from the commercial and international markets is uncertain partly due to increased emphasis on competitively bid lower cost solutions and partly due to uncertainty regarding possible rollbacks of environmental regulation and /or delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available. The Company believes that, as a result of greater flexibility by regulators on acceptable cleanup standards, the overall strength of the U.S. economy and increased corporate profits, in the near term at least, commercial opportunities are expanding. It is uncertain, however, how long and to what extent this perceived expansion will continue.

The Company's total contract backlog at June 26, 1998 was approximately $3,657,000,000 of which approximately $2,891,000,000 is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

GROSS MARGIN

Gross margin for the first quarter ended June 26, 1998 increased slightly to 12% of revenues from 11.6% of revenues for the corresponding period of the prior fiscal year. The improvement in gross margin is primarily due to the overhead cost efficiencies achieved as a result of the OHM acquisition. In the short term, the Company expects to maintain the improved gross margin levels achieved as a result of this acquisition. The Company's ability to maintain or improve its gross margin is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended June 26, 1998, selling, general and administrative (SG&A) expenses as a percentage of revenues decreased to 6.2% from the 7.5% reported during the same period last year. Excluding goodwill amortization resulting from the OHM acquisition, SG&A expenses were 5.1% of revenues in the three months ended June 26, 1998. This decrease is primarily due to the elimination of certain duplicative overhead functions and other synergies achieved as a result of the OHM acquisition. In total, selling, general and administrative expenses increased by $6,459,000 or 87% during these same comparative periods as a result of the OHM acquisition. In the near term, selling, general and administrative expenses are expected to decrease as a percentage of revenue due to spreading fixed overhead costs over higher revenue levels.

                      INTERNATIONAL TECHNOLOGY CORPORATION

SPECIAL CHARGES

On May 27, 1998, IT's board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., an environmental laboratory business, and the assets associated with IT's Hybrid Thermal Treatment System (HTTS(R)) business. As a result of these actions, the Company recorded a non-cash charge of approximately $24,971,000 in the quarter ending June 26, 1998 including $10,550,000 (net of cash proceeds of $5,750,000) related to the sale of the Quanterra investment and $14,421,000, primarily related to assets associated with IT's HTTS(R) business.

Special charges of $4,611,000 were recorded in the fiscal quarter ended June 27, 1997. These special items included a $2,811,000 charge associated with the relocation of the Company's corporate headquarters, and a $1,800,000 loss from the sale of a small remediation services business. The relocation of the Company's headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania has enabled the Company to consolidate corporate overhead functions. As a result of this relocation, the Company incurred a pre-tax charge of $2,811,000. The relocation charge included $790,000 of costs for severance, $953,000 of costs for the relocation of IT employees, $710,000 of costs related to the closure of the offices in Torrance, California and $358,000 of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of June 26, 1998, $271,000 of the charge remained to be paid.

INTEREST, NET

For the first quarter ended June 26, 1998, net interest expense represented 4.0% of revenues compared to the 1.0% of revenues reported in the first quarter of last year. The increase in the first quarter net interest expense level compared to a year ago is due principally to an increased level of debt required to finance the OHM acquisition and also due to nonrecurring amortization of debt origination costs of $1,909,000 related to the Tender Offer Credit Facilities utilized by the Company to finance step one of the OHM acquisition from February 25, 1998 through June 11, 1998.

INCOME TAXES

For the first quarter ended June 26, 1998, the Company recorded an income tax benefit of $1,213,000, reflecting an income tax rate of 40% on income of $2,977,000 excluding special charges of $24,971,000. The income tax benefit related to the special charges was offset by an increase in IT's deferred tax valuation allowance of $6,889,000 based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax asset created by the special charges.

For the first quarter ended June 27, 1997, the Company recorded an income tax charge of $1,280,000, on income of $2,977,000, excluding special charges of $4,611,000. The related income tax benefit from the special charge in the prior quarter was offset by an increase in IT's deferred tax valuation allowance of $1,826,000.

Based on a net deferred tax asset of $102,214,000 (net of a valuation allowance of $44,863,000), at June 26, 1998, and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $256,000,000. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its deferred tax asset.

DIVIDENDS

The reported dividends for the three months ended June 26, 1998 and June 27, 1997 were $1,569,000 and $1,533,000, respectively. The reported dividends in the first quarter ended June 26, 1998 include imputed dividends of $330,000, which are never payable in cash or stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

Commencing with November 21, 1997, the 6% Cumulative Preferred Stock outstanding accrues an annual 3% in kind stock dividend payable quarterly for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately 3% will never be paid in cash and simply represents the amortization of the fair market value adjustment recorded at the date of issuance. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

The Company's dividends are summarized below:

                                                      Fiscal quarter ended
                                                    ------------------------
                                                    June 26,        June 27,
   Dividend Summary                                  1998             1997
   ----------------                                 --------        --------
Cash 7% Preferred                                 $  899,000      $  899,000

Non-cash 6%
    Imputed                                          330,000               -
    In kind common 3% stock dividend                 340,000         634,000
                                                  ----------      ----------

         Total                                    $1,569,000      $1,533,000
                                                  ==========      ==========

                      INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital at June 26, 1998 was $108,030,000 which is an increase of $33,106,000 from the March 27, 1998 working capital of $74,924,000. The current ratio at June 26, 1998 was 1.54:1 which compares to 1.38:1 at March 27, 1998.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the first quarter ended June 26, 1998 totaled $44,793,000 compared to $4,712,000 used by operating activities in the prior year first quarter primarily due to the increase in accounts receivable resulting from the seasonal increase in revenues, payment of liabilities accrued in connection with the merger and payment of certain transaction and financing costs previously accrued. Capital expenditures of $1,466,000 for the current first fiscal quarter were $441,000 greater than the prior fiscal year principally due to increased capital expenditure requirements due to the acquisition of OHM. On June 25, 1998 the Company sold its investment in Quanterra and received cash proceeds of $5,750,000.

In addition to the OHM acquisition, the Company acquired four specialty consulting firms during the year ended March 27, 1998. The acquisition agreements related to these firms, along with the acquisition of Beneco by OHM, include potential future earnout payments ranging from a low of zero to a maximum of approximately $19,600,000 of which $13,600,000 can be payable in the Company's common stock over the next three years.

On June 11, 1998, the Company completed the second step of the Merger Agreement to acquire OHM. At that time, the Company replaced the $240,000,000 credit facility ("Tender Offer Credit Facilities") with a $378,000,000 refinancing ("Merger Credit Facilities") and initially borrowed $228,000,000 under the term loan provisions and approximately $87,000,000 through the revolving credit facility. The proceeds of the loans made under the Merger Credit Facilities were used to finance the cash consideration paid in the Merger, to pay related expenses and costs, to refinance loans outstanding under the Tender Offer Credit Facilities and OHM's loans outstanding under its then existing credit facility. The Merger Credit Facilities consist of an eight-year amortizing term loan of $228,000,000 and a six-year revolving credit facility of $150,000,000. The $150,000,000 revolving facility provides working capital for IT and its subsidiaries (including OHM and its subsidiaries) and for general corporate purposes. The Merger Credit Facilities are secured by an interest in substantially all of the assets of IT and its subsidiaries.

The term loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum), and revolving loans made under the Merger Credit Facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum), from June 11, 1998 through January 25, 1999, with upward or downward adjustments thereafter based on the ratio of IT's consolidated total debt to consolidated earnings before interest and taxes and depreciation and amortization, as defined by the Merger Credit Facilities loan agreement.

The Merger Credit Facilities amortize on a semi annual basis in aggregate annual installments of $4,500,000 during the first six years after the Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the Merger. IT is required to prepay the loans under the Merger Credit Facilities with the net proceeds of asset sales and certain debt and equity financing, and with a portion of IT's consolidated excess cash flow. In addition, the terms of OHM's 8% Convertible Subordinated Debentures (guaranteed by IT) require annual sinking fund payments in an amount equal to approximately $4,300,000. The Company has satisfied the sinking fund requirements for this year. These Debentures are callable by the Company at par and are convertible at the option of the holders into a combination of IT common stock that converts each $1,000 8% debenture into 45.04 IT common shares and $107.50 in cash.

The Credit Facilities include certain representations, warranties and covenants customary for facilities of this type. The Credit Facilities also include customary events of default as well as upon a change of control of IT including among other

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


things, on or after the funding of the Merger Credit Facilities on June 11, 1998, the disposition of the 6% Cumulative Convertible Participating Preferred Stock or the Carlyle Warrants to a person other than the Preferred Stock Group (any person or group of persons other than the Convertible Preferred Stock or the Carlyle Warrants to a person other than the Parent Stockholders or certain persons affiliated with the Parent Stockholders).

Long-term debt (including the 8% convertible subordinated debentures) of $369,209,000 at June 26, 1998 increased from the $284,697,000 at March 27, 1998 primarily due to the acquisition of OHM and increased working capital requirements resulting from the acquisition. The Company's ratio of debt (including current portion) to equity decreased to 1.67:1 at June 26, 1998 from 2.03:1 at March 27, 1998.

With regard to the transportation, treatment and disposal discontinued operations, a number of items could potentially affect the liquidity and capital resources of the Company, including changes in closure and post-closure costs, realization of excess and residual land values, demonstration of financial assurance and resolution of other regulatory and legal contingencies.
(See Transportation, Treatment and Disposal Discontinued Operations.)

On June 26, 1998, giving effect to borrowings made in connection with the consummation of the Merger, the Company had $26,400,000 of availability under its revolving credit facility and $4,400,000 in cash and short-term investments. The Company continues to have significant cash requirements, including expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations), interest, required term loan and subordinated debenture principal payments, preferred dividend obligations, operating lease payments, contingent liabilities and potential future acquisitions. The Company's liquidity position with the availability of the Merger Credit Facilities and cash generated from operations is expected to be sufficient to meet the foreseeable requirements, as well as to in part fund expansion and diversification of the Company's business through both internal growth and acquisitions but will require careful management, particularly during periods of integration of major acquisitions. In connection with the Company's plans for continued growth through acquisition, additional capital sources will be required. The Merger Credit Facility permits $150,000,000 of senior subordinated debt, and Carlyle has the option to invest an additional $15,000,000 as part of the November 20, 1996 investment.

TRANSPORTATION, TREATMENT AND DISPOSAL DISCONTINUED OPERATION

As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four (4) major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been completed at two of these facilities (Montezuma Hills and Benson Ridge) and is substantially completed at a third (Vine Hill), with final completion expected by the spring of 1999.

On March 18, 1998, the DTSC certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. The approved plans provide for submittal of technical studies that will be utilized to determine final aspects, details and costs of closure construction and monitoring programs. While IT believes that the approved closure plans substantially reduce future cost uncertainties to complete the closure of the Panoche facility, the ultimate costs will depend upon the results of the technical studies called for in the approved plans. Closure construction for the plan is scheduled to be completed within three years of approval of the plan. As a part of the closure process, the Company will excavate drums buried in a portion of the facility. The drums are the alleged source of low levels of contaminants which have migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, negotiations regarding the details of site closure and post-closure, with DTSC, USEPA, the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Operation of the facilities in the closure and post-closure periods is also subject to regulation by the same agencies. Closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal facilities for at least 30 years. The Company has estimated the impact of closure

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions.

Regulations of the DTSC and the United States Environmental Protection Agency (USEPA) require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company has provided such financial assurance equal to its estimate for closure and post closure costs at March 1, 1998, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $18,000,000, and approximately $25,600,000 in trust funds and purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs. Following the Merger and write down of certain assets in June 1998, the Company has notified DTSC that it will no longer use the financial test and corporate guarantee. Although the Company believes that the ongoing closure work at the Panoche and Vine Hill Complex facilities will reduce the amount of required financial assurance to a level less than the balance in the trust funds prior to any requirement to replace the guarantee with alternate mechanisms, it may be required to provide additional financial assurance on an interim basis.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40,048,000 at June 26, 1998 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. A portion of the residual land is the subject of a local community review of growth strategy. This review has recommended strategies for limiting growth in the area applicable to certain of the Company's property, which have been incorporated in a draft general plan and environmental impact report which were released for public comment in the spring of 1998. Ultimately, if development plans are materially restricted or acceptable entitlements are unobtainable, the carrying value of this property could be significantly impaired. The Company is also pursuing favorable planning changes with respect to certain other nearby property. None of these strategies or changes have been finalized but are anticipated to be formally considered by the community in the fall of 1998. There is no assurance as to the timing of development or sales of any of the Company's residual land, or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


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

In June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred alternative of actively pumping and treating groundwater from both the alleged source points of contamination and the edge of the allegedly contaminated groundwater plume emanating from the site, which DTSC estimated to cost between $18,000,000 and $33,000,000, depending upon whether certain options for discharge of produced waters are available. As part of the RAP, the DTSC also advised the PRP group of its position that all PRPs, including the Company, are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4,000,000. (The DTSC and the USEPA also seek approximately $1,000,000 and $250,000, respectively, in oversight costs from all PRPs.) The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4,000,000, is appropriate in part because the studies conducted by the PRP group indicate that any impacts are not affecting drinking water supplies or other groundwater uses and it has filed an application with the appropriate RWQCB for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative.

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

In the final RAP the DTSC assigned the Company and the other members of the PRP group collective responsibility for 50% of the site's response costs. The DTSC's allocation of responsibility is not binding except in very limited circumstances. The PRP group continues to believe that the DTSC allocation is inappropriate and current owner/operators should pay a larger portion of the site's response costs because, among other things, any ground water quality impacts are not attributable solely to the portion of the site previously operated by IT's predecessor, and the PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The owner/operators of the site have denied responsibility and have not cooperated with the PRP group in its efforts to study and characterize the site, except for limited cooperation which was offered shortly after the September 1987 RAO and, currently, with respect to DTSC's attempts to cause the selection of its preferred remedial alternative. The owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


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

The Company has initiated against a number of its past insurers claims for recovery of certain damages and costs with respect to both its Northern California sites and certain PRP matters. The carriers dispute their obligations to the Company and the Company expects them to continue to contest the claims. The Company has included in its provision for loss on disposition of discontinued operations (as adjusted) an amount that, in the opinion of management, with advice of counsel, represents a probable recovery with respect to those claims.

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", "foresee", and similar expressions are forward-looking statements that reflect the current views of the Company and its management about future events and are subject to certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the "Business - Operations" - "Regulations", - "Environmental Contractor Risks", - "Insurance and Risk Management", "Risk of Achievement of Synergies and Integration of Operations", - "Leverage" - "History of Losses", and "Legal Proceedings" sections of the Company's Report on Form 10-K (as amended) for the year ended March 27, 1998, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations, as well as competitive factors and pricing pressures, bidding opportunities and success, project results, management's judgment regarding revenue recognition and adequacy of reserves, success in pursuing claims and change orders, results of litigation, funding of backlog, matters affecting contracting and engineering businesses generally, such as the seasonality of work and weather and clients' timing of projects, the ability to generate a sufficient level of future earnings to utilize the Company's deferred tax assets, and the ultimate costs and results of closure and divestiture of the Company's discontinued operations, the effects of the integration of OHM and any other major acquisitions, and achievement of expected synergies therefrom, and industry-wide market factors other general economic and business conditions and other factors, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of such factors.

                                     PART II

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 1.  LEGAL PROCEEDINGS.

The continuing operations litigation to which the Company is a party is more fully discussed in the note"Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's annual Report on Form 10-K, as amended, for the fiscal year ended March 27, 1998. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company.

Sikes Claims Action

In July 1998 IT- Davy, a joint venture of which IT Corporation is a member, filed suit against the State of Texas' agency (the Texas Natural Resources Conservation Commission) for which the joint venture performed the Sikes Disposal Pits incineration project beginning in 1990 (IT-Davy v. Texas Natural Resources Conservation Commission, Travis County District Court, 200th Judicial District, Case No. 98-07589). The joint venture's lawsuit seeks recovery of approximately $6,450,000 in claims for additional costs and/or lost profits resulting from the performance of the project. Due to the early stage of the case, the ultimate outcome of the matter cannot be predicted.

Coakley Landfill Action

Although discovery in the case is ongoing, and a trial date of March 2000 has been set, due to the early stage of the matter, its ultimate outcome cannot yet be predicted.

Occidental Chemical Litigation

OHM Remediation Services Corporation and Occidental Chemical Corporation have filed cross-motions for summary judgement on their various claims and anticipate rulings on the motions in the late summer of 1998.

GM - Hughes Massena Litigation

The parties have agreed to non-binding mediation, commencing in the fall of 1998, with respect to the case.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Company's Special Meeting of Shareholders, held June 11, 1998, the Company submitted the following three (3) matters to a vote of the holders of its Common and Convertible Preferred Stock. The holders of shares of Common Stock and Convertible Preferred Stock voted together as a class with respect to all three proposals. Only holders of any such shares of Common Stock or Convertible Preferred Stock at the close of business on May 20, 1998 were entitled to notice of and to vote at the Special Meeting.

Proposal 1:       To consider and vote upon the issuance of Common Stock, $0.01 par value of the Company pursuant to the Agreement and Plan of Merger, dated as of January 15, 1998 relating to the merger of IT-Ohio, Inc., an Ohio corporation and a wholly owned subsidiary of the Company (the "Merger"), with and into OHM
                  Corporation, an Ohio corporation ("OHM"), pursuant to which each outstanding share of common stock, $0.10 par value, of OHM would be converted into a combination of cash and shares of Common Stock as more fully set forth in the Joint Proxy
                  Statement/Prospectus dated May 11, 1998 and in the Merger
                  Agreement included therewith.

Proposal 1 was approved by the affirmative vote of the holders of shares of capital stock representing a majority of the voting power of the Company, as follows:

For                            Withheld                      Abstained
---                            --------                      ---------
11,642,649                      49,158                         61,514

Proposal 2:       To consider and vote upon amendments to the Company's 1996
                  Stock Incentive Plan to: (a) increase the number of authorized shares issuable thereunder after the consummation of the Merger; and (b) change the date of annual automatic increases in the number of authorized shares issuable thereunder.

Proposal 2 was approved by the affirmative vote of the holders of shares of capital stock representing a majority of the voting power of the Company, as follows:

For                            Withheld                      Abstained
---                            --------                      ---------
10,415,989                    1,272,153                       65,179

Proposal 3:       To consider and vote upon an amendment to the Company's
                  Certificate of Incorporation to eliminate provisions therein that provide for a classified board of directors with respect to directors elected by common stockholders.

Proposal 3 was approved by the affirmative vote of the holders of shares of capital stock representing not less than two-thirds of the voting power of the Company, as follows:

For                            Withheld                      Abstained
---                            --------                      ---------
11,637,353                      44,650                         71,318

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit No.                      Description
              -----------  -----------------------------------------------------

              10(ii)       24.   Stock Redemption Agreement dated as of June 26,
                                 1998, between Quanterra Incorporated, the registrant, and IT Corporation.

              10(iii)      40.   Amendment Number Four to the OHM Corporation
                                 Retirement Savings Plan, as amended and
                                 restated as of January 1, 1994.*

              27            1.   Financial Data Schedule for the quarter ended
                                 June 26, 1998.

               * Filed as a management compensation plan or arrangement per Item 14(a)(3) of the Securities Exchange Act.

----------------


         (b)  Reports on Form 8-K

              1. Current Report on Form 8-K/A, dated May 11, 1998, under Item 7 amending and supplementing the Current Report on Form 8-K filed by the Registrant on March 5, 1998.

              2. Current Report on Form 8-K, dated May 28, 1998, reporting under Item 5 relating to the announcement of the registrant's financial results for the fourth fiscal quarter and the year ended March 27, 1998 and its intention to divest itself of certain non-core assets.

              3. Current Report on Form 8-K, dated June 11, 1998, reporting under Item 2 the merger of the registrant's wholly owned subsidiary, IT-Ohio, Inc. ("IT-Ohio") into OHM Corporation ("OHM") pursuant to the previously announced Agreement and Plan of Merger dated as of January 15, 1998, among the registrant, IT-Ohio and OHM and Item 7 the Financial Statements of Businesses Acquired and Pro Forma Financial Information. In addition, reported under Item 8 is the change in the registrant's fiscal year end.

                      INTERNATIONAL TECHNOLOGY CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      INTERNATIONAL TECHNOLOGY CORPORATION
                  (Registrant)




           ANTHONY J. DELUCA                                     August 10, 1998
  -------------------------------------                          ---------------
           Anthony J. DeLuca
  President and Chief Executive Officer
      and Duly Authorized Officer



         PHILIP O. STRAWBRIDGE                                   August 10, 1998
  -------------------------------------                          ---------------
         Philip O. Strawbridge
     Senior Vice President, Chief
      Administrative Officer and
      Principal Financial Officer



           HARRY J. SOOSE, JR.                                   August 10, 1998
  -------------------------------------                          ---------------
           Harry J. Soose, Jr.
       Vice President, Finance and
       Principal Accounting Officer