Form 10-K/A
period 1998-03-27
INTERNATIONAL TECHNOLOGY CORP
filed 1998-09-16
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ----------

                                  FORM 10-K/A

                                Amendment No. 2

(Mark One)


[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

                       Commission file number    1-9037
                                                ---------

                      International Technology Corporation
             (Exact name of registrant as specified in its charter)

                   Delaware                          33-0001212
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701


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

  After the Merger, pursuant to the Merger Agreement, Richard W. Pogue and Charles W. Schmidt were appointed to the Board of Directors as Common Stock Directors. In connection with such appointment, the authorized number of directors (both Common and Preferred Stock Directors) was increased to nine (9), with the Board consisting of five Preferred Stock Directors and four Common Stock Directors so that the Preferred Stock Directors continue to represent a majority of the Board of Directors. To effectuate this change, one of the Common Stock Directors, E. Martin Gibson, resigned as such and was reappointed as a Preferred Stock Director.

  After giving effect to the changes approved in connection with the Merger, the Company's Board of Directors is constituted as follows:


                                                                          Term to   Director of the
Name                           Age             Current Position           Expire     Company Since
----                           ---             ----------------           ------     -------------
Common Stock Directors:

Anthony J. DeLuca (1)           51     Director, Chief Executive Officer    1998         1996
                                       and President

James C. McGill (3)             54     Director                             1998         1990

Richard W. Pogue                70     Director                             1998         1998

Charles W. Schmidt              70     Director                             1998         1998


Preferred Stock Directors:

Daniel A. D'Aniello (1) (2)     51     Director and Chairman of the         1998          1996
                                       Board (non-officer position)

Philip B. Dolan (1) (2)         40     Director                             1998          1996

E. Martin Gibson (3)            60     Director                             1998          1994

Robert F. Pugliese (3)          65     Director                             1998          1996

James David Watkins (2)         71     Director                             1998          1996

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

  Mr. Gibson became a Director of the Company on October 11, 1994 and served as Chairman of the Board of Directors, a non-officer, non-employee position, from April 6, 1995 until his resignation as such upon completion of the Investment. From 1990 until December 1994, Mr. Gibson served as Chairman of Corning Life Sciences, Inc., a subsidiary of Corning Incorporated. Mr. Gibson served in various other senior management capacities with Corning Incorporated during his 32 year career there, including as a Senior Vice President and General Manager of Corning Medical and Scientific Division from 1980 until 1983, and as Group President of Corning Consumer Products and Laboratory Sciences from 1983 until 1990. From 1983 to 1994, Mr. Gibson served on the Board of Directors of Corning Incorporated. Mr. Gibson also serves on the Boards of Directors of Hardinge, Inc., NovaCare, Inc. and Primerica, Inc.

  Mr. McGill is currently, and has been for at least five years, a private investor. He served as Chairman of McGill Environmental Systems, Inc. from 1970 to 1987. Mr. McGill serves on the Board of Trustees of the University of Tulsa and on the Boards of Directors of two private corporations that are engaged in venture capital and health exercise equipment businesses.

  Mr. Pogue is a consultant with Dix & Eaton, a public relations firm. Effective June 30, 1994, Mr. Pogue retired as Senior Partner of the law firm of Jones, Day, Reavis & Pogue, Cleveland, Ohio, of which he had been a partner since 1961. Mr. Pogue is also a Director of Continental Airlines, Inc., Derlan Industries Limited, M.A. Hanna Company, KeyCorp, LAI Ward Howell, Inc., Rotek Incorporated and TRW Inc. Mr. Pogue was a Director of OHM for 12 years (since
1986) prior to the Merger.

  Mr. Pugliese has been Special Counsel to Eckert Seamans Cherin & Mellott since 1993. Mr. Pugliese was Executive Vice President, Legal and Corporate Affairs for Westinghouse Electric Corporation and served as General Counsel from 1976 to 1992. Mr. Pugliese is a member of the Association of General Counsel. Mr. Pugliese has served as Secretary to the Board of Directors of Westinghouse Electric Corporation and Chairman of the Board of Trustees at the University of Scranton, and served as a Director of OCWEN Asset Investment Corporation and St. Clair Memorial Hospital.

  Mr. Schmidt retired in January 1991 as Senior Vice President, External Affairs of Raytheon Company, a broadly diversified manufacturer of industrial and consumer products, and was formerly President and Chief Executive Officer of SCA Services, Inc., a company that provided waste management-related services and previously was President and Chief Executive Officer of S.D. Warren Company, a division of Scott Paper Company. Mr. Schmidt also serves as a trustee of the Massachusetts Financial Services Family of Mutual Funds and is a Director of Mohawk Paper Company. Mr. Schmidt was a Director of OHM for 12 years (since
1986) prior to the Merger.

  Admiral Watkins has been the President of the Joint Oceanographic Institutions, Inc. since 1993 and President of Consortium Oceanographic Research and Education since 1994. Admiral Watkins was Secretary of Energy of the United States from 1989 to 1993. Prior to his appointment as Secretary of Energy, the Admiral served as Director of Philadelphia Electric Company and VESTAR, Inc. (a pharmaceutical company), and was a consultant to the Carnegie Corporation of New York. From 1982 to 1986, he served as the Chief of Naval Operations, capping a career spanning nearly four decades. Admiral Watkins was also appointed to chair the Presidential Commission on AIDS from 1987 to 1988. He was a Trustee of the Carnegie Corporation of New York from 1993 to 1998. Admiral Watkins currently serves as a Director of Edison International and GTS-Duratek and as Chairman of Eurotech, Ltd.

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

                                                                                        Long Term Compensation
                                      Annual Compensation                                       Awards
                                      -------------------                               ----------------------
                                                                Other                               Securities        All
                                                                Annual Compen-    Restricted Stock  Underlying        Other Compen-
Name & Principal Position    Year  Salary ($)    Bonus($)(1)    sation($)(2)      Awards($)(3)      Options (#)(4)    sations($)(5)
---------------------------  ----  ------------  -----------    ------------      ------------      -------------     ------------
Anthony J. DeLuca            1998      $320,000     $170,000        $ ------          $      0                 0           $248,250
 Chief Executive Officer     1997       307,981       50,000          ------                 0            26,333             37,614
 and President               1996       270,400       12,776          ------           296,875                 0             17,732

Raymond J. Pompe             1998      $265,000     $106,000        $ ------         $       0                 0           $ 29,473
 Senior Vice President,      1997       248,075       26,500          ------                 0            16,417             18,270
 Engineering & Construction  1996       206,691        9,923          ------           118,750                 0             16,250

James R. Mahoney             1998      $260,000     $ 47,383         $40,681         $       0                 0           $143,687
 Senior Vice President,      1997       260,000       26,000          ------                 0            16,333             27,060
 Consulting & Ventures       1996       260,000       12,285          ------           118,750                 0             28,579

James G. Kirk                1998      $160,000     $ 36,074        $ ------         $       0                 0           $ 10,863
 Vice President,             1997       150,625       10,000          ------                 0             4,667              8,352
 General Counsel &
  Secretary                  1996       140,500       28,319          ------                 0                 0              7,168

Franklin E. Coffman (6)      1998      $194,000     $ 47,140        $ ------         $       0                 0           $ 29,440
 Senior Vice President,      1997       194,000       19,400          ------                 0            15,233             15,356
 DOE Programs                1996       192,346        8,201          ------                 0                 0             26,923

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

(4) For fiscal year 1997, each Named Officer who received a "Bonus" also received a grant of non-qualified stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. The options vest in 25% increments over four years beginning one year from the date of grant, expire ten years after grant and were issued at an exercise price equal to the fair market value of the Common Stock on the date of grant. The number of option shares granted to the Named Officers in fiscal year 1998 are as follows: Mr. DeLuca, 8,333 shares; Mr. Mahoney, 4,333 shares; Mr. Pompe, 4,417 shares; Mr. Kirk, 1,667 shares; and Mr. Coffman, 3,233 shares.

(5) For 1998, the amounts shown for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman represent $7,507, $6,943, $11,433, $165 and $1,671 respectively, of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers, as do all salaried employees, pay the cost for all life insurance premiums for coverage in excess of one times their salary in calendar years 1998 and 1997 and one and one-half times their salary in calendar year 1996. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401k Company matching contributions for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman in the amounts of $4,800, $7,908, $8,000, $7,975 and $8,000 respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman as follows: $14,800, $5,680, $10,040, $2,723 and $4,846 respectively; $3,500 and $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Messrs. DeLuca and Mahoney respectively; $27,692 and $14,923 in accrued but unused paid time off for Mr. DeLuca and Mr. Coffman respectively; $93,951 and $35,157 in reimbursed relocation expenses for Messrs. DeLuca and Mahoney respectively; and $96,000 and $78,000 in relocation mobility allowances for Messrs. DeLuca and Mahoney respectively. For 1997, the amounts shown for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman represent $5,255, $4,860, $5,897, $991 and $4,596 respectively, of life insurance premiums in excess of $50,000. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman in the amounts of $4,500, $7,500, $7,500, $7,361 and $7,500 respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney, Pompe and Coffman as follows: $7,300, $4,700, $4,873 and $3,260, respectively; $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Mr. Mahoney; $17,508 in accrued but unused paid time off for Mr. DeLuca; and $3,052 in reimbursed relocation expenses for Mr. DeLuca. For 1996, the amounts shown include: $5,798, $5,990, $5,706, $819 and $6,157 for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman respectively, for life insurance premiums in excess of $50,000; the Company's contribution to the Company's Retirement Plan for the Company's fixed, discretionary profit sharing and 401(k) Company matching contribution for Messrs. DeLuca, Mahoney, Pompe, Kirk and Coffman of $6,459, $7,498, $7,209, $6,349 and $7,058 respectively; a contribution to the Company's Restoration Plan for Messrs. DeLuca, Mahoney, Pompe and Coffman of $5,475, $5,091,$3,334 and $2,515 respectively; and $10,000 for partial principal forgiveness of a relocation loan to purchase a principal residence for Mr. Mahoney.

(6) Mr. Coffman resigned as Senior Vice President, DOE Programs pursuant to an Agreement dated April 17, 1998. See "Certain Transactions - Coffman Agreement."

Stock Option Grants in the Last Fiscal Year

  The following table provides information related to grants of stock options to the Named Officers pursuant to the Company's Stock Incentive Plans during the fiscal year ended March 27, 1998. No stock appreciation rights ("SARs") were granted during the last fiscal year.

                                              Percent of
                           Number of            Total
                          Securities        Options Granted                                    Grant Date
                      Underlying Option     to Employees in    Exercise Price   Expiration     Present
     Name                Granted(#)(1)       Fiscal Year       (per share)(2)      Date         Value(3)
---------------------------------------------------------------------------------------------------------
Anthony J. DeLuca           8,333              6.27              $7.00            5/13/07        $35,582
Raymond J. Pompe            4,417              3.32              $7.00            5/13/07        $19,391
James R. Mahoney            4,333              3.26              $7.00            5/13/07        $19,022
James G. Kirk               1,667              1.25              $7.00            5/13/07        $ 7,318
Franklin E. Coffman         3,233              2.43              $7.00            5/13/07        $14,193

___________________

(1) All options granted in fiscal year 1998 vest in 25% increments over four years beginning one year from the date of grant. Full vesting occurs on the fourth anniversary date and expires ten years after grant. Options become 100% vested and are exercisable for two years after retirement from the Company.

(2) The exercise price on options granted is the fair market value of the Common Stock on the date of grant.

(3) When calculating the present value of options granted in 1998, the Company used the Black-Scholes option pricing model to obtain a calculated present value of $4.39 per share. The Company assumed a volatility of 0.472, a risk free interest rate of 6.25% and assumed that the shares would be exercised evenly throughout the four-year vesting schedule. In addition, the Company took a 3% discount for each year in the vesting period to account for the risk of forfeiture in the event that the executive terminates employment with the Company. The valuation is not intended to forecast possible future appreciation, if any, of the Common Stock. The real value of the option depends on the actual performance of the Company's Common Stock during the applicable period.

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

                                                           Number of Securities
                                                          Underlying Unexercised                      Value of Unexercised
                       Shares                             Options at Fiscal Year                      In-the-Money Options
                       Acquired                              End (In shares)                        At Fiscal Year End($)(1)
                       On             Value             --------------------------------         ------------------------------
Name                   Exercise    Realized ($)         Exercisable      Unexercisable(2)        Exercisable   Unexercisable(2)
----                   --------    ------------         -----------      ----------------        ------------  ----------------
Anthony J. DeLuca             0         $0                 27,437             29,146                $5,344        $39,468
Raymond J. Pompe              0         $0                 14,062             17,065                $3,563        $23,110
James R. Mahoney              0         $0                 22,937             20,146                $3,563        $22,874
James G. Kirk                 0         $0                  2,075              3,917                $  891        $ 7,360
Franklin E. Coffman           0         $0                 14,562             14,421                $3,563        $19,780

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


                                    Amount and                         Amount and                     Amount and        Percent of
                                    Nature of        Percent of         Nature of     Percent of       Nature of        Convertible
                                    Beneficial         Common          Beneficial     Depositary      Beneficial         Preferred
                                   Ownership of        Stock          Ownership of      Shares       Ownership of          Stock
                                     Common          Beneficially       Depositary    Beneficially     Convertible      Beneficially
Name                               Stock (1)(2)        Owned (2)         Shares         Owned        Preferred Stock       Owned
----                              -------------      ------------     ------------    -----------    ---------------     -----------

TCG Holdings, L.L.C............     6,492,689 (3)        22.23%                                          40,782         89.54%
Carlyle Investment
 Management, L.L.C.............       757,731 (4)         3.24%                                           4,762         10.46%
Libra Fund, L.P. (5)...........     1,497,576              6.6%
Baron Capital Group, Inc. (6)..     1,200,000              5.3%
Daniel A. D'Aniello (7)........             0               --
Philip B. Dolan (7)............             0               --
E. Martin Gibson...............        10,976             *               5,000             *
James C. McGill (8)............        26,963             *               1,000             *
Robert F. Pugliese.............         2,966             *
James D. Watkins...............         2,966             *
Anthony J. DeLuca..............        90,089             *
James G. Kirk..................         2,267             *
James R. Mahoney...............        67,471             *
Richard W. Pogue...............        56,841 (9)         *
Raymond J. Pompe...............        55,298             *
Charles W. Schmidt.............        13,940             *
Philip O. Strawbridge..........       169,169             *
Franklin E. Coffman (11).......        49,383             *               1,000             *
All directors and executive
 officers as a
 group (14 persons) (12).......       535,608                2.33%

------------------

* Less than 1%

(1) The number of shares of Common Stock beneficially owned includes shares of Common Stock in which the persons set forth in the table have either investment or voting power. Unless otherwise indicated, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power, subject to community property laws where applicable. The number of shares beneficially owned also includes shares that the following individuals have the right to acquire within 60 days of July 20, 1998 upon exercise of stock options (and conversion of Depositary Shares in the case of Messrs. Gibson, McGill, and Coffman) in the following amounts: (i) 5,625 shares upon exercise of options and 5,351 shares upon conversion of the Depositary Shares as to Mr. Gibson, (ii) 4,375 shares upon exercise of options and 1,070 shares upon conversion of the Depositary Shares as to Mr. McGill, (iii) 55,760 shares as to Mr. Pogue, (iv) 13,940 shares as to Mr. Schmidt, (v) 34,334 shares as to Mr. DeLuca, (vi) 28,834 shares as to Mr. Mahoney, (vii) 17,355 shares as to Mr. Pompe, (viii) 2,267 shares as to Mr. Kirk, (ix) 136,566 shares as to Mr. Strawbridge, and (x) 26,795 shares upon exercise of options and 1,070 shares upon conversion of the Depositary Shares as to Mr. Coffman.

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

(9) Includes 1,081 shares of Common Stock owned by a revocable trust for Mr. Pogue's wife with respect to which Mr. Pogue is a trustee. Mr. Pogue disclaims beneficial ownership of all such shares.

(11) Mr. Coffman resigned as Senior Vice President, DOE Programs pursuant to an Agreement dated April 17, 1998. See "Certain Transactions - Coffman Agreement."

(12) Includes 326,091 shares of Common Stock that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of July 20, 1998 and 7,000 Depositary Shares (convertible into 7,491 shares of Common Stock).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Employment Agreements. The Company and each of Anthony J. DeLuca, James R. Mahoney, Raymond J. Pompe, and Franklin E. Coffman have entered into employment agreements with terms through November 1999. The employment agreements provide for initial base salaries at the rates in effect at the time of the closing of the Investment, subject to annual upward adjustment at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). Salaries are subject to reduction only in connection with action taken by the Board of Directors for all management employees. Each of the employment agreements provides for a short-term incentive compensation plan to be administered by the Compensation Committee. The target short-term incentive compensation level is 40%, and the maximum level is 60%, of base salary, except in the case of Mr. DeLuca, for whom the target level is 50%, and the maximum level is 75%, of base salary. The Company also is required to maintain long-term incentive plans to be administered by the Compensation Committee, which will make awards, primarily of stock options, based on appropriate performance criteria. The annual awards are at the discretion of the Compensation Committee and will generally target long-term incentive opportunities.

   The agreements provide for severance payments under certain circumstances. Under the agreements, the Company will have "good reason" to terminate Messrs. DeLuca, Mahoney, Pompe or Coffman because of the Company's performance if such persons fail to meet certain management forecasts for two consecutive fiscal years. If the executive is terminated because of the Company's performance (under the circumstances permitted in the agreements) within 24 months after a change in control, is terminated without reason, or resigns for cause, he is entitled to receive his base salary as adjusted from time to time (presently $400,000 in the case of Mr. DeLuca, $260,000 in the case of Mr. Mahoney, $280,000 in the case of Mr. Pompe, and $194,000 in the case of Mr. Coffman) for 12 months following the termination (24 months in the case of Mr. DeLuca), or, if he is terminated because of the Company's performance (under the circumstances permitted in the agreements) but not within 24 months after a change in control, he is entitled to receive his base salary for six months following the termination (12 months in the case of Mr. DeLuca). In addition, under certain circumstances, the executive's short-term incentive compensation will be paid on a pro-rated basis, and he will be entitled to Company employee benefits for a specified period.

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

   Additionally, as part of their employment agreements, each of Messrs. DeLuca, Mahoney, Pompe and Coffman are bound by non-compete provisions with the Company if they terminate their employment by resignation.

   Mr. Strawbridge, as well as other senior executives at OHM, entered into employment agreements with OHM prior to the execution of the Merger Agreement, and the tender offer for OHM resulted in a change in control of OHM for purposes of those employment agreements. As a result of the change in control, under his employment agreement, Mr. Strawbridge was entitled to continue his employment with OHM in his position at the time of the tender offer for a period of approximately three years following the date of the change in control. During his term of employment, Mr. Strawbridge would have been entitled to receive a base salary and to continue to participate in incentive and employee benefit plans at levels no less favorable to him than existed prior to the change in control. In the event of a termination by OHM or by Mr. Strawbridge of his employment during the employment term under circumstances amounting to good reason under his employment agreement, Mr. Strawbridge would have been entitled to receive a lump sum payment, subject to an overall limitation to assure that payments will not constitute "excess parachute payments" under federal income tax law. Mr. Strawbridge has agreed to remain employed but the Company has agreed to pay to Mr. Strawbridge the amount he would have received under his employment agreement if his employment had been terminated, and pursuant to that agreement Mr. Strawbridge has received $1,400,000.

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

   Coffman Agreement. In connection with his resignation from the Company, Franklin E. Coffman, a Senior Vice President, entered into an agreement dated as of April 17, 1998 superceding his employment agreement. See "Certain Transactions - Employment Agreements." Pursuant to that agreement Mr. Coffman resigned as an officer of the Company and received a one-time payment of $275,000, less payroll deductibles representing one year's salary and the cash value of certain benefits. Mr. Coffman's eligibility to participate in Company benefits ceased as of the date of the agreement. The Company and Mr. Coffman also agreed that he would have the right to exercise vested options during a two year period after the agreement and that all unvested options will expire on the earlier of their scheduled expiration or April 7, 2000. The Company also agreed to lift vesting restrictions on 8,971 shares of previously awarded restricted stock. The terms of the agreement were consistent with terms that he would have received if he had retired from the Company.

   Retention of Eckert Seamans Cherin & Mellott. The Company has retained the law firm of Eckert Seamans Cherin & Mellott, to which Robert F. Pugliese, a director of the Company, is Special Counsel, to perform certain limited services in connection with the Company's credit agreement and the merger of OHM Corporation.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to its Form 10-K for the year ended March 27, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized in Monroeville, Pennsylvania on the 16th day of September, 1998.


                            INTERNATIONAL TECHNOLOGY CORPORATION

                            By: /s/ Anthony J. DeLuca
                                ------------------------------------------
                                    Anthony J. DeLuca
                                    Chief Executive Officer and President