Form 10-Q
period 1998-09-25
INTERNATIONAL TECHNOLOGY CORP
filed 1998-11-09
CIK 731190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q
(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 25, 1998
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO_____________

COMMISSION FILE NUMBER   1-9037
                      -------------

                      INTERNATIONAL TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                               33-0001212
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (412) 372-7701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

At October 30, 1998 the registrant had issued and outstanding an aggregate of 22,628,433 shares of its common stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 25, 1998


PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

         Item 1.    Financial Statements.

                    Condensed Consolidated Balance Sheets
                    as of September 25, 1998 (unaudited) and
                    March 27, 1998.                                           3

                    Condensed Consolidated Statements of Operations
                    for the Fiscal Quarter and Two Fiscal Quarters ended
                    September 25, 1998 and September 26, 1997 (unaudited).    4

                    Condensed Consolidated Statements of Cash Flows
                    for the Two Fiscal Quarters ended September 25, 1998
                    and September 26, 1997 (unaudited).                       5

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited).                                6-12

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition.        13-21


PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                        22

         Item 4.    Submission of Matters to a Vote of Security Holders      23

         Item 6.    Exhibits and Reports on Form 8-K.                        24

                    Signatures                                               25

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 25,    March 27,
                                                                                            1998           1998
                                                                                        -------------    ---------
                                                                                        (Unaudited)
                                                                                              (In thousands)
                                        ASSETS
Current assets:
      Cash and cash equivalents                                                         $  31,350       $  24,765
      Receivables, net                                                                    280,998         210,630
      Prepaid expenses and other current assets                                            18,748          25,523
      Deferred income taxes                                                                12,144          12,750
                                                                                        ---------       ---------
          Total current assets                                                            343,240         273,668
Property, plant and equipment, at cost:
      Land and land improvements                                                              642             846
      Buildings and leasehold improvements                                                 12,980          18,222
      Machinery and equipment                                                              81,449         159,433
                                                                                        ---------       ---------
                                                                                           95,071         178,501
          Less accumulated depreciation and amortization                                   49,257         102,480
                                                                                        ---------       ---------
               Net property, plant and equipment                                           45,814          76,021

Cost in excess of net assets of acquired businesses                                       331,283         211,878
Investment in Quanterra                                                                        --          16,300
Other assets                                                                               16,708          17,557
Deferred income taxes                                                                      86,716          73,745
Long-term assets of discontinued operations                                                40,048          40,048
                                                                                        ---------       ---------
                   Total assets                                                         $ 863,809       $ 709,217
                                                                                        =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                  $ 126,007       $  82,597
      Accrued liabilities                                                                  72,406          80,486
      Billings in excess of revenues                                                        5,415           3,723
      Short-term debt, including current portion of long-term debt                         13,416          16,738
      Current liabilities of discontinued operations, net                                   9,706          15,200
                                                                                        ---------       ---------
          Total current liabilities                                                       226,950         198,744

Long-term debt                                                                            326,423         240,147
8% convertible subordinated debentures                                                     44,548          44,550
Long-term accrued liabilities of discontinued operations, net                                 500           3,773
Other long-term accrued liabilities                                                        31,601          23,755
Minority interest                                                                             557          50,098
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $100 par value; 180,000 shared authorized:
          7% cumulative convertible exchangeable, 20,556 shares issued
               and outstanding                                                              2,056           2,056
          6% cumulative convertible participating, 45,819 and 45,271 shares issued
               and outstanding, respectively                                                4,572           4,451
      Common stock, $.01 par value; 50,000,000 shares authorized;
          22,636,511 and 9,737,589 shares issued, respectively                                226              97
      Treasury stock at cost, 8,078 shares                                                    (74)            (74)
      Additional paid-in capital                                                          348,447         246,681
      Deficit                                                                            (121,997)       (105,061)
                                                                                        ---------       ---------
          Total stockholders' equity                                                      233,230         148,150
                                                                                        ---------       ---------
          Total liabilities and stockholders' equity                                    $ 863,809       $ 709,217
                                                                                        =========       =========

                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                          Fiscal quarter ended           Two fiscal quarters ended
                                                       ----------------------------     ----------------------------
                                                       September 25,   September 26,    September 25,  September 26,
                                                           1998            1997             1998           1997
                                                        ---------       ---------       ---------       ---------
                                                                              (Unaudited)
Revenues                                                $ 260,187       $ 102,840       $ 485,375       $ 201,021
Cost and expenses:
      Cost of revenues                                    229,634          91,428         427,764         178,185
      Selling, general and administrative expenses         13,350           6,919          27,228          14,338
      Special charges                                          --              --          24,971           4,611
                                                        ---------       ---------       ---------       ---------
Operating income                                           17,203           4,493           5,412           3,887
Other (expense) income                                       (122)             --              67              --
Interest, net                                              (7,969)         (1,121)        (16,871)         (2,149)
                                                        ---------       ---------       ---------       ---------
Income (loss) before income taxes                           9,112           3,372         (11,392)          1,738
Provision for income taxes                                 (3,644)         (1,450)         (2,431)         (2,730)
                                                        ---------       ---------       ---------       ---------
Net income (loss)                                           5,468           1,922         (13,823)           (992)
Less preferred stock dividends                             (1,569)         (1,537)         (3,138)         (3,070)
                                                        ---------       ---------       ---------       ---------
Net income (loss) applicable to common stock            $   3,899       $     385       $ (16,961)      $  (4,062)
                                                        =========       =========       =========       =========

Net income (loss) per share:
      Basic                                             $     .17       $     .04       $    (.98)      $    (.42)
                                                        =========       =========       =========       =========
      Diluted                                           $     .16       $     .04       $    (.98)      $    (.42)
                                                        =========       =========       =========       =========

Weighted average common shares outstanding:
      Basic                                                22,631           9,740          17,256           9,741
                                                        =========       =========       =========       =========
      Diluted                                              28,646           9,740          17,256           9,741
                                                        =========       =========       =========       =========


                             See accompanying notes

                      INTERNATIONAL TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Two fiscal quarters ended
                                                                                  -----------------------------
                                                                                  September 25,   September 26,
                                                                                       1998            1997
                                                                                  -------------   -------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                     $(13,823)      $   (992)
      Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                             14,533          5,058
           Special charges                                                           24,971          1,800
           Deferred income taxes                                                      1,891          2,419
           Other                                                                         16            130
      Changes in assets and liabilities, net of effects from acquisitions and dispositions of businesses:
           Changes in assets and liabilities                                        (20,918)        (7,674)
           Effects of acquisition and sale of businesses                            (32,231)        (2,021)
           Decrease in site closure costs of discontinued operation                  (8,767)        (7,100)
                                                                                   --------       --------
      Net cash used for operating activities                                        (34,328)        (8,380)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                           (3,504)        (1,954)
      Acquisition of businesses                                                     (39,193)        (5,340)
      Proceeds from sale of Quanterra and other assets                                6,749             --
      Proceeds from disposition of remediation business                                  --          2,800
      Other, net                                                                        662           (603)
                                                                                   --------       --------
      Net cash used for investing activities                                        (35,286)        (5,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Financing costs                                                                (4,917)            --
      Net borrowing (repayments) of long-term debt                                   82,924         (2,274)
      Dividends paid on preferred stock                                              (1,808)          (899)
                                                                                   --------       --------
      Net cash provided by (used for) financing activities                           76,199         (3,173)
                                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                                  6,585        (16,650)

Cash and cash equivalents at beginning of period                                     24,765         78,897
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 31,350       $ 62,247
                                                                                   ========       ========

                             See accompanying notes.

                      INTERNATIONAL TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by International Technology Corporation (Company or IT), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended September 25, 1998, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

           The Company's fiscal year ended March 27, 1998 included four thirteen-week fiscal quarters with the fourth quarter ending on the last Friday in March. On June 9, 1998, the Board of Directors of IT approved a change in IT's fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period will be IT's Annual Report on Form 10-K for the nine month period ending December 25, 1998.

           These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, as amended, for the fiscal year ended March 27, 1998. The results of operations for the fiscal period ended September 25, 1998 are not necessarily indicative of the results for the full fiscal year. The March 27, 1998 balance sheet amounts were derived from audited financial statements.

2. In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation company servicing primarily industrial, federal government and local government agencies located primarily in the United States. The transaction was effected through a two-step process for a total purchase price of $303.4 million consisting of
           (a) the acquisition of 54% of the total outstanding shares through a cash tender offer, which was consummated on February 25, 1998, at $11.50 per share for 13,933,000 shares of OHM common stock, for a total consideration of $160.2 million plus $4.6 million in asset acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of 12,900,000 shares of Company common stock valued at $8.04 per share, or $103.8 million and payment of $30.8 million plus $4.0 million in asset acquisition costs.

           This transaction was accounted for as a step acquisition purchase and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $317.1 million is classified as cost in excess of net assets of acquired businesses and is being amortized over forty years.

           The estimated fair value of the assets acquired and liabilities assumed of OHM are as follows:

          Description                                                Amount
          -----------                                                ------
                                                                  (In thousands)

          Current assets                                            $ 138,431
          Property and equipment                                       21,295
          Cost in excess of net assets of acquired businesses         317,093
          Other long term assets                                       58,030
          Current liabilities                                         124,096
          Long term liabilities, primarily debt                       107,268

          As a result of the merger with OHM (the "OHM Merger"), the Company has commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $13.3 million for the estimated OHM severance, office closure costs and lease termination costs of which $5.9 million has been paid through September 25, 1998.

          The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the dates of both the first and second phases of the acquisition. Management does not anticipate material changes to the preliminary allocation.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

          The following unaudited pro forma condensed statement of operations gives effect to the OHM Merger as if both phases of the transaction had occurred at the beginning of the six month period ended September 26, 1997.

                                                  September 26, 1997
                                                       Pro Forma
                                                  ------------------
                                           (In thousands, except per share data)
     Revenues                                          $483,358
     Net loss                                           (25,089)
     Net loss applicable to common stock                (28,159)
     Loss per share:
         Basic and diluted                                (1.28)

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the OHM Merger had taken place at the date and on the basis assumed above.

3. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 which does not materially impact the Company and is effective for fiscal years beginning after December 15, 1997, requires separate reporting of certain items (cumulative translation adjustment, selected pension accounts, certain hedging and investment amounts) affecting shareholders' equity outside of those included in arriving at net earnings. Statement No. 131, effective for the period ending December 25, 1998, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require additional footnote disclosure relating to certain operating segments of the Company, however, the extent of this change, if any, has not been determined.

4. In February 1997, FASB issued Statement No. 128, Earnings per Share, which was required to be adopted for periods ending after December 14, 1997. The Company has changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The computation of diluted earnings (loss) per share, assuming conversion into common shares of the Company's convertible preferred stock, common stock warrants and common stock options, is antidilutive except for the quarter ended September 25, 1998, and therefore excluded from the diluted earnings per share calculation.

          The weighted average number of common shares outstanding increased significantly on June 11, 1998 as a result of the Company issuing 12,911,000 common shares in exchange for the remaining 46% of the outstanding OHM shares. As of September 25, 1998, the number of IT common shares outstanding is 22,628,433. Generally Accepted Accounting Principles require per share data be calculated utilizing the weighted average number of shares outstanding during the reporting period.
          This calculation results in a weighted average number of common shares outstanding of 17,256,081 and 22,631,273 for the six months and three months ended September 25, 1998, respectively.

                      INTERNATIONAL TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

          The following table sets forth the computation of basic and diluted earnings per share:

                                                 For the three months ended    For the six months ended
                                                 --------------------------    ------------------------
                                                September 25,  September 26,  September 25,  September 26,
                                                    1998           1997           1998           1997
                                                -------------  -------------  -------------  -------------
                                                        (In thousands, except per share data)

NUMERATOR:
  Net income (loss)                              $  5,468       $ 1,922       $(13,823)      $  (992)
  Preferred stock dividends                        (1,569)       (1,537)        (3,138)       (3,070)
                                                 --------       -------       --------       -------
  Numerator for basic earnings per share-
    income (loss) applicable to common
    stock                                           3,899           385        (16,961)       (4,062)

  Effect of dilutive securities:
    Preferred stock dividends                         670            --             --            --
                                                 --------       -------       --------       -------

  Numerator for diluted earnings per share-
    income (loss) applicable to common
    stock after assumed conversions              $  4,569       $   385       $(16,961)      $(4,062)
                                                 ========       =======       ========       =======

DENOMINATOR:
  Denominator for basic earnings per share-
    weighted average shares                        22,631         9,740         17,256         9,741

  Effect of dilutive securities:
    Convertible preferred stock                     6,015            --             --            --
                                                 --------       -------       --------       -------

  Denominator for diluted earnings per
    share-adjusted weighted-average shares
    and assumed conversions                        28,646         9,740         17,256         9,741
                                                 ========       =======       ========       =======

  BASIC EARNINGS (LOSS)
    PER SHARE                                    $  0.17       $   0.04       $ (0.98)      $  (0.42)
                                                 ========       =======       ========       =======

  DILUTED EARNINGS (LOSS)
    PER SHARE                                    $   0.16       $  0.04       $ (0.98)      $  (0.42)
                                                 ========       =======       ========       =======

5. In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be required to be adopted as of the first fiscal quarter of the year 2000. The Company intends to adopt FASB No. 133 by the effective date although earlier adoption is permitted. The statement requires the swap agreements, used by the Company to manage the interest rate risks associated with the variable nature of the Company's Credit Facilities (see Note 11), to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the effect of market volatility on interest rates will have a material effect on earnings for the existing contracts including anticipated modifications.

6. In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. As of September 25, 1998, two of the Company's inactive disposal sites have been formally closed, a third is substantially closed, and the fourth is in the process of closure. In connection with the plan of divestiture, from December 1987 through March 27, 1998, the Company recorded a provision for loss on disposition of transportation, treatment and disposal discontinued operations (including the initial provision and three subsequent adjustments) in the amount of $168.2 million, net of income tax benefit of $35.9 million. At September 25, 1998, the Company's

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

          condensed consolidated balance sheet included accrued liabilities of $10.2 million to complete the closure and related post-closure of its inactive disposal sites and related matters, net of certain trust fund and annuity investments which are legally restricted by trust agreements with the California EPA Department of Toxic Substance Control to closure and post-closure use.

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

7. For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 27, 1998; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition-Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

8. Included in accounts receivable, net at September 25, 1998 are billed receivables, unbilled receivables and retention in the amounts of $239.4 million, $28.7 million and $12.9 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of September 25, 1998 were $142.5 million, $13.0 million and $2.4 million, respectively. At March 27, 1998, billed receivables, unbilled receivables and retention were $172.7 million, $27.0 million and $10.9 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 27, 1998 were $93.1 million, $9.9 million and $2.2 million, respectively.

          Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or the completion of the projects. Generally, unbilled receivables are expected to be billed and collected in the subsequent year. Included in accounts receivable at September 25, 1998 is approximately $18.0 million associated with unapproved change orders and claims performed by the Company, which management believes to be probable of realization. This approximate $18.0 million includes contract claims in litigation (see
          Note 7 to the Condensed Consolidated Financial Statements). While management believes no material loss will be incurred related to these unapproved change order claims, the actual amounts realized could be materially different than the amounts recorded.

9. On May 27, 1998, IT's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., an environmental laboratory business, and the assets associated with IT's Hybrid Thermal Treatment System (HTTS(R)) business. As a result of these actions, the Company recorded a non-cash charge of $25.0 million in the quarter ending June 26, 1998 including $10.6 million (net of cash proceeds of $5.8 million) related to the sale of the Quanterra investment and $14.4 million, primarily related to assets associated with IT's HTTS(R) business.

          Special charges of $4.6 million were recorded in the fiscal quarter ended June 27, 1997. These special items included a $2.8 million charge associated with the relocation of the Company's corporate headquarters, and a $1.8 million loss from the sale of a small remediation services business. The relocation of the Company's headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania has enabled the Company to consolidate corporate overhead functions. As a result of this relocation, the Company incurred a pre-tax charge of $2.8 million. The relocation charge included $0.8 million of costs for severance, $1.0 million of costs for the relocation of IT employees, $0.7 million of costs related to the closure of the offices in Torrance, California and $0.4 million of other related costs. As part of this relocation, employment was reduced by 32, primarily corporate management and administrative support personnel. As of September 25, 1998, $0.3 million of the charge remained to be paid.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)

10. For the second quarter ended September 25, 1998, the Company recorded an income tax provision of $3.6 million reflecting an income tax rate of 40% for the quarter on income of $9.1 million. For the two fiscal quarters ended September 25, 1998, the Company recorded an income tax provision of $2.4 million (net of a $3,000,000 benefit), reflecting an income tax rate of 40% on income of $13.6 million excluding special charges of $25.0 million. The income tax benefit related to the special charges incurred in the first quarter was offset by an increase in the Company's deferred tax valuation allowance of $6.9 million, based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax asset created by the special charges.

          For the second quarter ended September 26, 1997, the Company recorded an income tax provision of $1.5 million, reflecting an effective income tax rate of 43% for the quarter. For the two fiscal quarters ended September 26, 1997, the Company recorded an income tax provision of $2.7 million, reflecting a 43% tax rate on income excluding special charges of $4.6 million incurred in the first quarter. The income tax benefit related to the special charges was offset by an increase in IT's deferred tax valuation allowance of $1.8 million.

          Based on a net deferred tax asset of $98.9 million (net of a valuation allowance of $44.9 million) at September 25, 1998 and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the deferred tax asset would be $247.2 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

11. On June 11, 1998, the closing date of the second phase of the OHM acquisition (see Note 2 above), the Company effected a $378.0 million refinancing (the "Credit Facilities"). The Company recently modified its Credit Facilities to permit the acquisition of Fluor Daniel GTI, Inc. (see Note 12 below).

          The Credit Facilities consist of an eight-year amortizing term loan (term loans) of $228.0 million and a six-year revolving credit facility (revolving loans) of $185.0 million, as amended (pursuant to the First Amendment to the Credit Facilities) which increased the revolving credit facility by $35.0 million effective September 16, 1998, and contains a sublimit of $50.0 million for letter of credit issuance. As of September 25, 1998, the Company had utilized $126.3 million against the revolving credit facility and had $58.7 million of availability under its revolving credit facility. The term loans made under the Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum) and amortize on a semi annual basis in aggregate annual installments of $4.5 million for the first six years or through June 2004, with the remainder payable in eight equal quarterly installments in the seventh and eighth years. The revolving loans made under the Credit Facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum). No later than 30 days after the end of the Company's fiscal quarter ending December 25, 1998, adjustments, if any, to the interest rates will be made based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The Company was required by the terms of the Credit Facilities to enter into interest rate contracts for 40% or $126.0 million of the Company's outstanding Credit Facilities borrowings as of June 11, 1998. These interest rate contracts are derivative instruments and are considered to be cash flow hedges used to protect the Company against the risk of rising interest rates. The Company's term loans and revolving loans include rates of interest that periodically adjust based upon the market level of short term interest rates. The Credit Facilities are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the facilities also contain certain restrictive covenants that, among other things, prohibit the payment of cash dividends on common stock, limit capital expenditures, and require the Company to meet certain financial targets.

          The Credit Facilities include certain representations, warranties and covenants customary for facilities of this type. In addition, the Credit Facilities contain customary events of default including material adverse changes and a change of control provision which includes among other things the sale, assignment, transfer or other disposition of the Company's 6% Cumulative Convertible Participating Preferred Stock or the warrants (the "Carlyle Warrants") issued to The Carlyle Group ("Carlyle") to any person that is not a Carlyle investor or permitted affiliate of Carlyle (a "Carlyle Control Affiliate").

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)



12. On October 27, 1998, the Company signed a definitive agreement (the "GTI Merger Agreement") to acquire Fluor Daniel GTI, Inc. ("GTI"), a broad-based environmental services firm, for a total purchase price of approximately $71.4 million (including approximately $2.0 million of acquisition related costs). On November 3, 1998, the Company commenced a tender offer ("Tender Offer") to purchase for cash all of GTI's common stock for $8.25 per share. The GTI Merger Agreement provides that the Company's obligation to accept for payment and to pay for any shares tendered is subject to the condition that Fluor Daniel, Inc. ("FD"), which owns approximately 52.3% of the shares, tender the shares it owns, and at least a majority of the shares not owned by FD are tendered (collectively, the "Minimum Condition"). Pursuant to the GTI Merger Agreement, FD has agreed to tender the shares it owns in the Tender Offer. The GTI Merger Agreement provides, among other things, that as soon as practicable after the completion of the Tender Offer and the satisfaction or waiver of the conditions set forth in the GTI Merger Agreement, including the Minimum Condition, the Company's acquisition subsidiary will be merged with and into GTI (the "Merger"), and GTI will continue as the surviving corporation of the Merger and as a wholly-owned subsidiary of the Company. At the effective time of the Merger, each share then outstanding (other than shares owned directly or indirectly by the Company or held in the treasury of GTI, all of which will be canceled, and other than shares held by stockholders who perfect appraisal rights under Delaware law) will be converted into the right to receive $8.25 in cash or any higher price per share paid in the Tender Offer. Unless extended, the Tender Offer and related withdrawal rights will expire, and the shares of GTI will be purchased, on Wednesday, December 2, 1998.

          The purchase price will be financed through the Company's Credit Facilities, which were amended to permit, under certain conditions, the Tender Offer, and cash on hand at GTI. Approximately $51.0 million of proceeds from the revolving loans and from the Company's cash on hand together with approximately $20.0 million of GTI's cash on hand (which will be loaned to the Company's newly formed acquisition subsidiary and will be evidenced by an interest bearing promissory note payable on demand), will be used by the Company's acquisition subsidiary to pay for shares accepted for payment in the Tender Offer and to pay cash consideration in the Merger.

          The availability of financing under the Credit Facilities is subject to several conditions including no default, continued accuracy of representations and warranties, no material adverse change with respect to the Company or certain of its principal operating subsidiaries and certain other conditions customary for credit facilities of this type. Additionally, to complete the GTI Tender Offer and the Merger, the Credit Facilities require that revolving credit availability under the Credit Facilities, be at least equal to $25.0 million plus the amount necessary to complete the Merger on the date of purchase of shares pursuant to the Tender Offer and that the average credit availability under the Credit Facilities after subtracting the amount of revolver loans made to finance the purchase of shares in the Tender Offer shall not be less than $25.0 million for the 60 days prior to the date of such purchase. The Credit Facilities also require that the Merger be completed no later than February 15, 1999, and that all conditions to the Merger contained in the GTI Merger Agreement are satisfied or waived with the consent of the lenders.

          Concurrently with the GTI Merger Agreement, the Company, FD and GTI entered into an Amended and Restated Marketing Agreement, dated as of October 27, 1998 (the "Marketing Agreement"). The Marketing Agreement provides that, effective upon the consummation of the Tender Offer, and for four years thereafter, the Company will become FD's contractor of choice on a worldwide basis for certain environmental services. FD will not be obligated to promote the Company's services for certain types of projects, including FD's Fernald and Hanford projects, and projects involving the management and operations and/or management integration of U.S. Department of Energy facilities.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                                   (Unaudited)



13. On October 6, 1998, the Company announced that, subject to shareholder consent, it is changing its name from International Technology Corporation to "The IT Group, Inc.". The IT Group, Inc. intends to continue the use of the names of wholly-owned subsidiaries such as Gradient Corporation; PHR Environmental Consultants, Inc.; Jellinek, Schwartz & Connolly, Inc.; Beneco Enterprises, Inc.; Pacific Environmental Group, Inc. and LandBank, Inc., as well as IT Corporation and OHM Remediation Services Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                      INTERNATIONAL TECHNOLOGY CORPORATION

                      FOR QUARTER ENDED SEPTEMBER 25, 1998

RESULTS OF OPERATIONS

OVERVIEW

The Company provides a full range of technology-driven, value-added consulting, engineering and construction capabilities through a network of over 60 offices in the United States and selected international locations. The Company's services include construction and remediation, risk assessment, air quality management, pollution prevention and waste minimization, information management, land-use planning and restoration services of impaired properties, decontamination and decommissioning, design/build, wastewater treatment, historical research and investigation, environmental consulting and advocacy services, engineering services and facility outsourcing for operation, maintenance and construction. The Company's business strategy is to be a global provider of environmental and infrastructure solutions to both the government and private industry clients. As part of this strategy, the Company completed its acquisition of OHM Corporation (OHM) on June 11, 1998. In addition, the Company signed a definitive agreement to acquire Fluor Daniel GTI, Inc. (GTI) on October 28, 1998. This transaction is expected to close in December 1998. GTI is a broad-based environmental firm primarily serving the commercial industry (including the petroleum, chemical, aerospace, utility and manufacturing sectors) and should substantially advance the strategic objectives of the Company to balance and strengthen the commercial and government revenue mix of the Company.

REVENUES

Revenues for the three months ended September 25, 1998 increased $157.4 million or 153% to $260.2 million compared to revenues of $102.8 million reported in the same quarter last year. This increase is primarily attributable to the additional revenue generated from the acquisition of OHM.

Revenues reported by the Company for the first two quarters ended September 25, 1998 were $485.4 million, an increase of 142% when compared to revenues of $201.0 million for the corresponding period of the prior year. Revenues generated from the Company's federal government contracts accounted for $334.1 million of the consolidated revenues during the first six months this year compared to $114.7 million of federal government revenues during the first six months last year. State and local government revenues also increased to $21.8 million or 73% above the $12.6 million reported in the six months ended September 26, 1997. The Company's revenues attributable to U.S. federal, state and local government contracts as a percentage of the Company's consolidated revenues for the second quarter and the two quarters ended September 25, 1998 and September 26, 1997 is outlined in the table below.

                                            FISCAL QUARTER ENDED        TWO FISCAL QUARTERS ENDED
                                        ----------------------------  -----------------------------
                                        SEPTEMBER 25,  SEPTEMBER 26,  SEPTEMBER 25,   SEPTEMBER 26,
                                            1998          1997            1998           1997
                                        -------------  -------------  -------------   -------------

U.S. Department of Defense (DOD)...         52%            44%            53%            45%
U.S. Department of Energy (DOE)....         11             10              9             10
Other federal agencies ............          8              3              7              2
                                            --             --             --             --
                                            71             57             69             57

State and local governments .......          5              6              4              6
                                            --             --             --             --
Total .............................         76%            63%            73%            63%
                                            ==             ==             ==             ==

                      INTERNATIONAL TECHNOLOGY CORPORATION

Completion of the recently announced GTI acquisition is expected to decrease the percentage of the Company's total revenue attributable to U.S. federal government contracts from the current approximately 70%, as outlined in the table above, to 60%.

In the quarter ended September 25, 1998, DOD revenues of $135.5 million were $89.9 million higher than the $45.6 million in revenues reported in the second quarter of the prior year. DOD revenues of $254.7 million for the six months ended September 25, 1998 exceeded last year DOD revenues by $165.1 million or 184%. This increase is primarily attributable to the OHM acquisition. The Company expects to continue to derive a substantial portion of its revenues from the DOD indefinite delivery order contracts, which are primarily related to remedial action work.

DOE revenues increased by 157% from $10.6 million in the second quarter last year to $27.2 million in the second quarter of this year. DOE revenues for the six months ended September 25, 1998 were $45.3 million or $25.1 million above DOE revenues of $20.2 million reported during the same six months last year. The increase in the DOE revenues is due to the OHM acquisition and to the performance of the Company's $122 million project involving the drying of an estimated one million tons of contaminate soils at the DOE's Fernald Ohio 1,050 acre site. Revenues from other federal agencies also increased to $6.5 million and $3.1 million for the six months and three months ended September 25, 1998, respectively, compared to $2.8 million and $1.5 million reported during the same six month and three month periods last year.

The Company's revenues from commercial and international operations were $129.5 million and $63.0 million for the six months and three months ended September 25, 1998, respectively, compared to $73.8 million and $37.8 million reported during the same comparative periods last year. The revenue growth from the commercial sector is primarily due to the Company's business acquisitions, over the past two years, of firms serving the private sector. Revenue growth from the commercial and international markets is uncertain partly due to increased emphasis on competitively bid lower cost solutions and partly due to uncertainty regarding possible rollbacks of environmental regulation and/or delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. Contemplated changes in regulations could decrease the demand for certain of the Company's services, as customers anticipate and adjust to the new regulations. However, legislative or regulatory changes could also result in increased demand for certain of the Company's services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and customers' views on the cost effectiveness of the remedies available. The Company believes that, as a result of greater flexibility by regulators on acceptable cleanup standards, the overall strength of the U.S. economy and increased corporate profits, in the near term at least, commercial opportunities are expanding. It is uncertain, however, how long and to what extent this perceived expansion will continue.

The Company's total contract backlog at September 25, 1998 was approximately $3.6 billion of which approximately $2.8 billion is future project work the Company estimates it will receive (based on historical experience) under existing governmental indefinite delivery order (IDO) programs which provide for a general undefined scope of work. Revenues from backlog and IDO contracts are expected to be earned over the next one to five years. Continued funding of existing backlog could be negatively impacted in the future due to reductions in current and future federal government environmental restoration budgets.

GROSS MARGIN

Gross margin percentage for the quarter ended September 25, 1998 increased to 11.7% of revenues from 11.1% of revenues for the corresponding period of the prior fiscal year. The improvement in gross margin is primarily due to the overhead cost efficiencies achieved as a result of the OHM acquisition. In the short term, the Company expects to maintain the improved gross margin levels achieved as a result of this acquisition and the recently announced GTI acquisition. The Company's ability to maintain or improve its gross margins is heavily dependent on increasing utilization of professional staff, properly executing projects, and successfully bidding new contracts at adequate margin levels.

For the first two quarters ended September 25, 1998, gross margin of 11.9% of revenues increased from the 11.4% of revenues in the corresponding period of the prior year, generally for the same reasons noted above related to the second quarter.

                      INTERNATIONAL TECHNOLOGY CORPORATION

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 25, 1998, selling, general and administrative (SG&A) expenses as a percentage of revenues decreased to 5.1% from the 6.7% reported during the same period last year. Excluding goodwill amortization resulting from the OHM acquisition, SG&A expenses were 4.2% of revenues in the three months ended September 25, 1998 compared to 6.5% for the same comparative period last year. This decrease is primarily due to the elimination of certain duplicative overhead functions and other cost savings achieved as a result of the OHM acquisition.

Selling, general and administrative expenses for the two quarters ended September 25, 1998 were 5.6% of revenues compared to 7.1% of revenues for the same two quarters last year. Excluding goodwill amortization resulting from the OHM acquisition, SG&A expenses were 4.6% of revenues. In the near term, the Company expects the current level of selling, general and administrative expenses to be maintained.

SPECIAL CHARGES

The Company recorded a non-cash charge of $25.0 million during the six month period ending September 25, 1998 relating to the divestiture of certain non-core assets and special charges of $4.6 million during the six month period ending September 26, 1997; including a $2.8 million charge associated with the relocation of the Company's headquarters and a $1.8 million loss from the sale of the Company's remediation services business. See Item 1. Financial Statements
- Notes to Condensed Consolidated Financial Statements, Note 9.

INTEREST, NET

For the second quarter and first six months ended September 25, 1998, net interest expense represented 3.1% and 3.5% of revenues, respectively, compared to 1.1% of revenues for both the second quarter and first six months ended September 26, 1997. The increase in the net interest expense is due principally to the increased debt (See Item 1. Financial Statements-Notes to Condensed Consolidated Financial Statements, Note 11) necessary to finance the OHM acquisition and also due to the non-recurring write off of debt issuance costs of $2.4 million related to the Credit Facilities.

INCOME TAXES

The Company recorded an income tax provision for the three and six month periods ended September 25, 1998 in the amount of $3.6 million and $2.4 million, respectively and for the three and six month periods ended September 26, 1997 in the amount of $1.5 million and $2.7 million, respectively. The provision for income tax was calculated utilizing an effective tax rate of 40% and 43% of income for the three months ended September 25, 1998 and September 26, 1997, respectively. The provision for income taxes for the six months ended September 25, 1998 and September 26, 1997 was calculated utilizing the 40% and 43% effective rates, respectively, on income excluding special charges and giving effect to changes in the Company's deferred tax valuation allowance. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements,
Note 10.


DIVIDENDS

The reported dividends for the quarter and two fiscal quarters ended September 25, 1998 were $1.6 million and $3.1 million, respectively. The reported dividends include imputed dividends of $0.3 million and $0.7 million, respectively, which are never payable in cash or stock.

Commencing with November 21, 1997, the 6% Cumulative Preferred Stock outstanding accrues an annual 3% in kind stock dividend payable quarterly for one year during which the statement of operations will also include an imputed dividend expense at a rate of approximately 3% per annum. This additional imputed dividend of approximately 3% will never be paid in cash and represents the amortization of the fair market value adjustment recorded at the date of issuance. After November 21, 1998, the outstanding 6% Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly.

                      INTERNATIONAL TECHNOLOGY CORPORATION

The Company's dividends are summarized below:

                                                Fiscal quarter ended            Two fiscal quarters ended
                                            -----------------------------   ---------------------------------
                                            September 25,    September 26,    September 25,     September 26,
   Dividend Summary                             1998             1997            1998                1997
   ----------------                         -------------    -------------    -------------     -------------

Cash 7% Preferred                           $  899,000        $  898,000        $1,798,000        $1,797,000

Non-cash 6%
    Imputed                                    327,000           639,000           657,000         1,273,000
    In kind common 3% stock dividend           343,000                --           683,000                --
                                            ----------        ----------        ----------        ----------
         Total                              $1,569,000        $1,537,000        $3,138,000        $3,070,000
                                            ==========        ==========        ==========        ==========

                      INTERNATIONAL TECHNOLOGY CORPORATION

FINANCIAL CONDITION

Working capital at September 25, 1998 was $116.3 million which is an increase of $41.4 million from the March 27, 1998 working capital of $74.9 million. The current ratio at September 25, 1998 was 1.51:1 which compares to 1.38:1 at March 27, 1998.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the first two quarters ended September 25, 1998 totaled $34.3 million compared to $8.4 million used by operating activities in the corresponding period of last year primarily due to the increase in accounts receivable resulting from the seasonal increase in revenues, payment of liabilities accrued in connection with the OHM merger and payment of certain transaction and financing costs previously accrued. Capital expenditures of $3.5 million for the first two quarters were $1.6 million greater than the prior fiscal year principally due to increased capital expenditure requirements due to the acquisition of OHM. On June 25, 1998 the Company sold its investment in Quanterra and received cash proceeds of $5.8 million.

In addition to the OHM acquisition, the Company acquired four consulting firms during the year ended March 27, 1998. The acquisition agreements related to these firms, along with the acquisition of Beneco by OHM, include potential future earnout payments ranging from a low of zero to a maximum of approximately $18.6 million of which $3.3 million can be payable in the Company's common stock over the next three years. The Company has paid $1.3 million in earnouts on two of these agreements in May and September 1998.

On June 11, 1998, the Company completed the second phase of the acquisition of OHM. At that time, the Company replaced the $240.0 million credit facility ("Interim Credit Facilities") with a $378.0 million refinancing ("Credit Facilities") and initially borrowed $228.0 million under the term loan and approximately $87.0 million under the revolving credit facility. The proceeds of the loans made under the Credit Facilities were used to finance the cash consideration paid in the OHM merger, to pay related expenses and costs, to refinance loans outstanding under the Interim Credit Facilities and OHM's loans outstanding under its then existing credit facility. The Credit Facilities consist of an eight-year amortizing term loan of $228.0 million and a six-year revolving credit facility of $185.0 million, as amended, which increased the revolving credit facility by $35.0 million effective September 16, 1998. The $185.0 million revolving facility provides working capital for IT and its subsidiaries (including OHM and its subsidiaries) and for general corporate purposes. The Company is utilizing the increased credit capacity for seasonal volume requirements and accelerated work at the Fernald OU1 Project. The Credit Facilities are secured by an interest in substantially all of the assets of IT and its subsidiaries.

The term loans made under the Credit Facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or Citibank's base rate plus 1.50% per annum), and revolving loans made under the Credit Facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or Citibank's base rate plus 1.00% per annum), from June 11, 1998 through January 25, 1999, with upward or downward adjustments thereafter based on the ratio of IT's consolidated total debt to consolidated earnings before interest and taxes and depreciation and amortization, as defined by the Credit Facilities loan agreement. The Company was required by the terms of the Credit Facilities to enter into interest rate contracts for 40% or $126.0 million of the Company's outstanding Credit Facilities borrowings as of June 11, 1998. These interest rate contracts are derivative instruments and are considered to be cash flow hedges used to protect the Company against the risk of rising interest rates. The Company's term loans and revolving loans include rates of interest that periodically adjust based upon the market level of short term interest rates.

The term loans under the Credit Facilities amortize on a semi annual basis in aggregate annual installments of $4.5 million through June 2004, with the remainder payable in eight equal quarterly installments in the seventh and eighth years of the Credit Facilities agreement. IT is required to prepay the loans under the Credit Facilities with the net proceeds of asset sales and certain debt and equity financing, and with a portion of IT's consolidated excess cash flow. In addition, the terms of OHM's 8% Convertible Subordinated Debentures (guaranteed by IT) require annual sinking fund payments in an amount equal to approximately $4.3 million which may be satisfied by repurchases of debentures in the market. The Company has satisfied the sinking fund requirements for this year. These Debentures are callable by the Company at par and are convertible at the option of the holders into a combination of IT common stock that converts each $1,000 8% debenture into 45.04 IT common shares and $107.50 in cash.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Credit Facilities include certain representations, warranties and covenants customary for facilities of this type. In addition, the Credit Facilities contain customary events of default including change of control provisions which include as events of default, among other things, the sale, assignment, transfer or other disposition of the 6% Cumulative Convertible Participating Preferred Stock or the Carlyle Warrants to any person that is not a Carlyle Investor or a Carlyle Control Affiliate.

On September 16, 1998, the Company entered into a First Amendment to the Credit Facilities to increase availability under its revolving credit facility by $35.0 million.

In preparation for the GTI merger, the Company entered into a Second Amendment, dated October 26, 1998, to its Credit Facilities ("Second Amendment"). The Second Amendment permits the Credit Facilities to be used for the GTI merger under certain conditions and modifies certain financial covenants in the Credit Facilities, also to accommodate the GTI merger. Approximately $51.0 million of proceeds from the revolving loans and from the Company's cash on hand together with approximately $20.0 million of GTI's cash on hand (which will be loaned to the Company's newly formed acquisition subsidiary and will be evidenced by an interest bearing promissory note payable on demand), will be used by the Company's acquisition subsidiary to pay for shares accepted for payment in the Tender Offer and to pay cash consideration in the Merger.

The availability of financing under the Credit Facilities is subject to several conditions including no default, continued accuracy of representations and warranties, no material adverse change with respect to the Company or certain of its principal operating subsidiaries and certain other conditions customary for credit facilities of this type. Additionally, to complete the GTI Tender Offer and the Merger, the Credit Facilities require that revolving credit availability under the Credit Facilities be at least equal to $25.0 million plus the amount necessary to complete the Merger on the date of purchase of shares pursuant to the Tender Offer and that the average credit availability under the Credit Facilities after subtracting the amount of revolver loans made to finance the purchase of shares in the Tender Offer be not less than $25.0 million for the 60 days prior to the date of such purchase. The Credit Facilities also require that the Merger be completed no later than February 15, 1999, and that all conditions to the Merger contained in the GTI Merger Agreement are satisfied or waived with the consent of the lenders.

Long-term debt (including the 8% convertible subordinated debentures) of $371.0 million at September 25, 1998 increased slightly from the $369.2 million at June 26, 1998 due to increased working capital requirements resulting from the OHM acquisition. The Company's ratio of debt (including current portion) to equity decreased to 1.65:1 at September 25, 1998 from 1.67:1 at June 26, 1998.

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

On September 25, 1998, after giving effect to revolver borrowings and letters of credit outstanding, the Company had $58.7 million of availability under its revolving credit facility. The Company continues to have significant cash requirements, including expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations), interest, required term loan and subordinated debenture principal payments, preferred dividend obligations, operating lease payments, contingent liabilities, its obligations under the GTI Merger Agreement, and potential future acquisitions. The Company's liquidity position will require careful management to assure the Company's ability to complete the GTI Merger and its various other cash requirements. In connection with the Company's plans for continued internal growth and growth through acquisitions, additional capital sources are being explored. The Credit Facility permits the issuance of $150.0 million of senior subordinated debt, and Carlyle has the option to invest an additional $15.0 million as part of the November 20, 1996 investment.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

TRANSPORTATION, TREATMENT AND DISPOSAL DISCONTINUED OPERATION

As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been completed at two of these facilities (Montezuma Hills and Benson Ridge) and is substantially completed at a third (Vine Hill), with final completion expected in the spring of 1999.

On March 18, 1998, the DTSC certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. The approved plans provide for submittal of technical studies that will be utilized to determine final aspects, details and costs of closure construction and monitoring programs. While IT believes that the approved closure plans substantially reduce future cost uncertainties to complete the closure of the Panoche facility, the ultimate costs will depend upon the results of the technical studies called for in the approved plans. Closure construction for the plan is scheduled to be completed in the fall of 2000. As a part of the closure process, the Company has excavated all of the drum burial units in the facility. The drums were the alleged source of low levels of contaminants which migrated through groundwater underneath a portion of municipally-owned land adjacent to the facility.

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, negotiations regarding the details of site closure and post-closure, with DTSC, the United States Environmental Protection Agency (USEPA), the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards (RWQCBs), Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Operation of the facilities in the closure and post-closure periods is also subject to regulation by the same agencies. Closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal facilities for at least 30 years. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions.

Regulations of the DTSC and the USEPA require that owners and operators of hazardous waste treatment, storage and disposal facilities provide financial assurance for closure and post-closure costs of those facilities. The Company provided such financial assurance equal to its estimate for closure and post closure costs at March 1, 1998, which could be subject to increase at a later time as a result of regulatory requirements, in the form of a corporate guarantee of approximately $18.0 million, and approximately $25.6 million in trust funds and purchased annuities which will ultimately mature over the next 30 years to pay for its estimates of post-closure costs. As a result of the progress of ongoing closure work at the Panoche and Vine Hill Complex facilities, the Company reduced, in October 1998, its cost estimate for closure such that the amount required to be financially assured is less than the balance in the trust funds, and the Company expects the DTSC to release excess funds as closure construction is completed.

The carrying value of the long-term assets of transportation, treatment and disposal discontinued operations of $40.0 million at September 25, 1998 is principally comprised of residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal) and assumes that sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.), taking into account market value information provided by independent real estate appraisers. A portion of the residual land is the subject of a local community review of its growth strategy. This review has recommended strategies for limiting growth in the area applicable to certain of the Company's property, which have been incorporated in a draft general plan and environmental impact report which were released for public comment in the spring of 1998. Ultimately, if development plans are materially restricted or acceptable entitlements are unobtainable, the carrying value of this property could be significantly impaired. The Company is also pursuing favorable planning changes with respect to certain other nearby property. None of these strategies or changes have been finalized but are anticipated to be formally considered by the community beginning as early as the fall of 1998. There is no assurance as to the timing of development or sales of any of

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the Company's residual land, or the Company's ability to ultimately liquidate the land for the sale prices assumed. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

With respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California, for which USEPA notified a number of entities, including the Company, that they were PRPs, there were no significant developments during the quarter.

With respect to the GBF Pittsburg landfill site near Antioch, California, for which in September 1987, the Company and 17 other companies were served with a Remedial Action Order (RAO) issued by the DTSC, the PRP group continues to work with the RWQCB and the DTSC to determine the scope of the studies necessary for consideration of the group's containment zone application. The PRP group is exploring the current site owner/operator's proposal to mediate the on-going cost recovery litigation which mediation could commence as early as late February 1999. Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives for the GBF Site or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites. Based on the Company's experience in resolving claims at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to sites not described above at which the Company has been notified of its alleged status as a PRP, including the Environmental Protection Corporation Eastside facility near Bakersfield, California, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

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

YEAR 2000

The Company's core financial and administrative software system is certified as Year 2000 compliant by the vendor. During fiscal year 1998, the Company established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, these integration tests were successfully completed. The Company's core hardware was also tested and was found to be fully compliant with the year 2000 requirements. As of September 25, 1998, the Company has incurred costs of approximately $2.0 million to address Year 2000 issues. The Company has begun communicating with customers, suppliers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion plan and is not expected to be material. At this time, the Company cannot predict the impact on its consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. A significant portion of the Company's business (approximately 70%) is attributable to the federal government. The Company is currently developing a contingency plan to address how the Company will handle the most reasonably likely worst case scenarios including situations where the Company's customers, suppliers, financial institutions and others are not Year 2000 compliant on January 1, 2000. The Company does not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, the Company's contingency plan includes actions designed to identify and minimize any third party exposures and management believes that, based on third party exposures identified to date, these issues should be resolved by the year 2000.

                      INTERNATIONAL TECHNOLOGY CORPORATION
                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", "foresee", and similar expressions are forward-looking statements that reflect the current views of the Company and its management about future events and are subject to certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the "Business - Operations" - "Regulations", - "Environmental Contractor Risks", - "Insurance and Risk Management", - "Risk of Achievement of Synergies and Integration of Operations", - "Leverage" - "History of Losses", and "Legal Proceedings" sections of the Company's Report on Form 10-K (as amended) for the year ended March 27, 1998, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations, as well as competitive factors and pricing pressures, bidding opportunities and success, project results, management's judgment regarding revenue recognition and adequacy of reserves, success in pursuing claims and change orders, ability to collect receivables on a timely basis, to manage its cash resources, results of litigation, funding of backlog, matters affecting contracting and engineering businesses generally, such as the seasonality of work and weather and clients' timing of projects, the ability to generate a sufficient level of future earnings to utilize the Company's deferred tax assets, the ultimate costs and results of closure and divestiture of the Company's discontinued operations, the effects of the integration of OHM and any other major acquisitions, including the proposed acquisition of Fluor Daniel GTI, Inc., and achievement of expected synergies therefrom, and industry-wide market factors other general economic and business conditions and other factors, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of such factors.

                                     PART II

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 1.  LEGAL PROCEEDINGS.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended March 27, 1998. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

Occidental Chemical Litigation

OHM Remediation Services Corporation and Occidental Chemical Corporation have filed cross-motions for summary judgement on their various claims and anticipate rulings on the motions in the late fall of 1998.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Company's Annual Meeting of Stockholders held October 6, 1998, the Company solicited proxies in connection with the election of the four Directors elected by the holders of the Company's Common Stock (the "Common Stock Directors").

Each of the incumbent Common Stock Directors was re-elected for a term ending at the next Annual Meeting of Stockholders, or until his respective successor is elected and qualified, pursuant to the following vote:

                                     Total Vote For         Total Vote Withheld
                                     Each Director          From Each Director
                                     -------------          ------------------

         Anthony J. DeLuca           18,718,129             134,658
         James C. McGill             18,502,852             349,935
         Richard W. Pogue            18,713,542             139,245
         Charles W. Schmidt          18,717,436             135,351

Each of the Company's five Directors elected by the holders of the Convertible Preferred Stock, Daniel A. D'Aniello, Philip B. Dolan, E. Martin Gibson, Robert
F. Pugliese, and Admiral James D. Watkins, was also re-elected for a like term by written action of the holders of the Convertible Preferred Stock.

                      INTERNATIONAL TECHNOLOGY CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.



Exhibit No.                              Description
-----------       --------------------------------------------------------------

   10(ii)         25.         First Amendment dated September 16, 1998 to the
                              Amended and Restated Credit Agreement, dated as of June 11, 1998, among the Registrant, IT
                              Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, N.A., in its capacity as documentation agent.**

                  26. Second Amendment dated October 26, 1998 to the Amended and Restated Credit Agreement, dated as of June 11, 1998, among the Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, N.A., in its capacity as documentation agent.**

                  27. Agreement and Plan of Merger, dated as of October 27, 1998, among Fluor Daniel GTI, Inc., Fluor Daniel, Inc., Tiger Acquisition Corporation and the registrant.**

                  28. Amended and Restated Marketing Agreement dated as of October 27, 1998 between Fluor Daniel GTI, Inc. and Fluor Daniel, Inc.**

                  29. Intercompany Services Agreement dated October 27, 1998 between the registrant, Fluor Daniel, Inc. and Fluor Daniel GTI, Inc.**

   10(iii)        4.          Form of Amendment dated October 23, 1998, to the
                              Restricted Stock and Escrow Agreement under the
                              Registrant's 1991 Stock Incentive Plan.*

   27             1.          Financial Data Schedule for the quarter ended
                              September 25, 1998.

    *             Filed as a management compensation plan or arrangement per
                  Item 14(a)(3) of the Securities Exchange Act.

    ** Filed as an Exhibit to the registrant's Schedule 14D-1 dated November 3, 1998 and incorporated herein by reference.

----------------

(b)       Reports on Form 8-K

          Current Report on Form 8-K, dated October 27, 1998, reporting under
          Item 5 the execution of the Agreement and Plan of Merger dated as of October 27, 1998, among the registrant, Tiger Acquisition Corporation, Fluor Daniel GTI, Inc. and Fluor Daniel, Inc.

                      INTERNATIONAL TECHNOLOGY CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERNATIONAL TECHNOLOGY CORPORATION
         (Registrant)




          ANTHONY J. DELUCA                      November 9, 1998
------------------------------------             ----------------
  Anthony J. DeLuca
     President and Chief Executive Officer
     and Duly Authorized Officer



        PHILIP O. STRAWBRIDGE                    November 9, 1998
------------------------------------             ----------------
  Philip O. Strawbridge
     Senior Vice President, Chief
     Administrative Officer and
     Principal Financial Officer



         HARRY J. SOOSE, JR.                     November 9, 1998
------------------------------------             ----------------
  Harry J. Soose, Jr.
     Vice President, Finance and
     Principal Accounting Officer