Form 10-K
period 1998-12-25
IT GROUP INC
filed 1999-03-22
CIK 731190

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 28, 1998 to December 25, 1998

                         Commission file number 1-9037

                               The IT Group, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0001212
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

          2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
    (Address of principal executive                    (Zip Code)
                offices)

Registrant's telephone number, including area code: (412) 372-7701

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
   Common Stock, $.01 Par Value       New York Stock Exchange; Pacific Exchange
   Preferred Stock Depositary Shares  New York Stock Exchange; Pacific Exchange

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
                                  Yes X No
                                      -    -

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant at March 5, 1999, was approximately $264,868,334 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

   At March 5, 1999 the registrant had issued and outstanding an aggregate of 22,637,858 shares of its common stock, including 44,949 shares held in treasury.

                      Documents Incorporated by Reference

   Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on May 19, 1999 is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE IT GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE NINE MONTHS ENDED DECEMBER 25, 1998

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
                                    PART I
 1    Business..........................................................    3
      General...........................................................    3
      Industry Overview and Trends......................................    4
      Acquisitions......................................................    5
      Recent Events.....................................................    6
      Benefits of the Acquisitions......................................    7
      Operations........................................................    7
      General...........................................................    7
      Engineering and Construction......................................    7
      Consulting and Ventures...........................................    8
      Outsourced Services...............................................    9
      International.....................................................    9
      Clients...........................................................   10
      Backlog...........................................................   11
      Technology Development and Patents................................   11
      Contracts.........................................................   12
      Competition.......................................................   12
      Regulatory........................................................   13
      Environmental Contractor Risks....................................   16
      Insurance.........................................................   17
      Concentration of Revenues.........................................   17
      Government Contractor Risks.......................................   17
      Fixed-Price Contracts.............................................   18
      Closure of Inactive Disposal Sites and Potential CERCLA
      Liabilities.......................................................   18
      Substantial Leverage..............................................   19
      Ability to Service Debt...........................................   20
      History of Losses.................................................   20
      Fluctuations in our Quarterly Operating Results...................   21
      Management of Growth..............................................   21
      Risks of Achievement of Cost Savings and Integration of
      Operations........................................................   22
      Control of Board of Directors.....................................   22
      International Operations..........................................   22
      Reliance on Key Personnel.........................................   23
      Discontinued Operations...........................................   23
      Employees.........................................................   23
 2    Properties........................................................   24
 3    Legal Proceedings.................................................   24
 4    Submission of Matters to a Vote of Shareholders...................   24
                               ----------------
 4A   Executive Officers of the Company.................................   25

 Item                                                                     Page
 ----                                                                     ----
                                    PART II
 5    Market for the Registrant's Common Stock and Related Shareholder
      Matters...........................................................   26
 6    Selected Financial Data...........................................   27
 7    Management's Discussion and Analysis of Results of Operations and
      Financial Condition...............................................   27
 8    Financial Statements and Supplementary Data.......................   44
 9    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................   76

                                   PART III
 10   Directors and Executive Officers of the Registrant................   76
 11   Executive Compensation............................................   79
 12   Security Ownership of Certain Beneficial Owners and Management....   80
 13   Certain Relationships and Related Transactions....................   83

                                    PART IV
 14   Exhibits, Financial Statement Schedule and Reports on Form 8-K....   88

                                     PART I

ITEM 1. BUSINESS.

GENERAL

   The IT Group, Inc. (we or IT or the Company) is a leading provider of diversified, value-added services in the areas of environmental consulting, engineering and construction and remediation. In addition, we are leveraging our core project management competencies to offer our clients a variety of outsourcing services such as facilities management. We have a strong reputation for both the high quality of our work and the breadth of the services we provide.

   We provide services through four business platforms: Engineering & Construction, Consulting & Ventures, Outsourced Services and International. The following table provides a brief overview of our four operating platforms. For more information on our platforms, see "Business--Operations".

                                   Percentage of
                  Revenue for       Revenue for
                   the Nine          the Nine
                 Months Ended      Months Ended
 Platform      December 25, 1998 December 25, 1998          Clients           Primary Services Provided
 --------      ----------------- -----------------          -------           -------------------------
                 (In millions)
 Engineering &      $597.9             78.9%       DOD                        Assessment, planning and
 Construction                                      DOE                        execution for:
                                                   EPA                        Hazardous waste design
                                                   State and local agencies   and remediation
                                                   Private sector             Decontamination and
                                                                              decommissioning remedial
                                                                              construction

 Consulting &        $79.4             10.5%       Private sector clients     Remedial investigations
 Ventures                                          U.S. Government clients    Feasibility studies
                                                                              Environmental permitting
                                                                              Facility siting and
                                                                              design
                                                                              Environmental compliance
                                                                              auditing
                                                                              Risk
                                                                              assessment/management
                                                                              Health and safety
                                                                              program design

 Outsourced          $70.4              9.3%       DOD                        Facilities, operation,
 Services                                          State and local facilities maintenance and
                                                   Private sector clients     construction
                                                                              Construction management
                                                                              services
 International        $9.8              1.3%       U.S. and international     Engineering, remediation
                                                   governments                and consulting
                                                   Private sector             Wastewater
                                                                              treatment/design
                                                                              Infrastructure,
                                                                              engineering
                                                                              and construction

   Our clients are federal, state, and local governments in the U.S. and commercial businesses worldwide. We obtained 69% of our revenues for the nine months ended December 25, 1998 from the federal government under more than 100 contracts that range in length from one to ten years. In addition, we serve more than 1,500 commercial clients on projects which range in length from one month to more than one year. As of December 25, 1998 we employed over 5,600 persons in a network of over 80 domestic and over ten international offices. Approximately 90% of our backlog at December 25, 1998 was under federal government programs and approximately 82% is expected to be charged to our clients on a cost-reimbursable basis. Many of our commercial contracts are evergreen contracts that are typically not part of our backlog.

Industry Overview and Trends

   According to industry sources, from 1993 to 1997, the portion of the domestic environmental services industry in which we compete grew from approximately $25.4 billion in 1993 revenues to approximately $26.5 billion in 1997 revenues, which equates to a compound annual growth rate of approximately 1.1%.

   Demand for our environmental services is driven by a number of factors, including:

  . the needs of the U.S. Department of Defense and Department of Energy to restore sites formerly used for weapons production or military bases;

  . the need to comply with federal, state and municipal environmental regulation and enforcement regarding the quality of the environment;

  . the need to bring aging production facilities into compliance with current environmental regulations;

  .  the need to minimize waste generation on an ongoing basis; and

  . the need to reduce or forestall liability associated with pollution-related injury and damage.

   A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of military bases and to restore former nuclear weapons facilities. DOD has stated that there is an urgent need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. According to federal government publications, the DOD's budget for environmental remediation will be approximately $2.5 billion annually for the next five years and the DOE's budget will be approximately $5.7 billion annually for the same period.

   Significant environmental laws have been enacted in the U.S. in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws create demand for our services. The principal federal legislation that has created a substantial market for us, and therefore has the most significant effect on our business, includes the following:

  . The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, established the Superfund program to clean up existing, often abandoned, hazardous waste sites and provides for penalties and significant damages for noncompliance with EPA orders. As of September 1998, the EPA identified approximately 1,370 sites as being significantly contaminated with hazardous materials and, therefore, named them as Superfund sites. Only approximately 41% of these sites have been remediated.

  . The Resource Conservation and Recovery Act of 1976, or RCRA, provides a comprehensive scheme for the regulation of hazardous waste from the time of generation to its ultimate disposal, and sometimes thereafter, as well as the regulation of persons engaged in the treatment, storage and disposal of hazardous waste.

  . The Clean Air Act as amended in 1970 empowered the EPA to establish and enforce National Ambient Air Quality Standards, National Emission Standards for Hazardous Air Pollutants and limits on the emission of various pollutants. The 1990 amendments to the Clean Air Act substantially increased the number of sources emitting a regulated air pollutant which will be required to obtain an operating permit; the amendments also addressed the issues of acid rain and ozone protection.

  . The Clean Water Act of 1972, established a system of standards, permits and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal and other wastewater sources.

   For more discussion of the regulatory environment in which we operate, see "Business--Operations--Regulatory".

   In recent years, our industry has experienced a slowing in revenue growth, which is principally attributable to spending patterns of commercial customers. We attribute this slowdown to, among other things:

  .  decreased federal, state and local enforcement of regulations, and

  .  delay in the reauthorization of CERCLA.

   These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services, which:

  .  provide an integrated, proactive approach to environmental issues, and

  .  are driven by economic, as opposed to legal or regulatory concerns.

   In addition, there is a growing international market arising from the increased awareness on the part of foreign governments and private sector entities of the need for additional and/or initial environmental regulations, studies and remediation.

   Traditionally DOD has maintained most of its own facilities and performed its own facility activities, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. The privatization market has been created by the government's selling an asset or revenue stream, such as military housing and electric, water and wastewater utilities on a military base, to a private company, which is then responsible for maintenance and operation. The outsourcing market has been created by private contractors' taking over site activities currently conducted by government, often military, personnel.

   From 1991 to 1998, our industry has experienced substantial consolidation. According to industry sources, the top ten firms in the environmental services industry accounted for approximately 46% of the industry measured by 1998 revenue, up from approximately one third in 1991. This consolidation has been driven by:

  .  the benefits of economies of scale;

  .  growing demand for full service business oriented solutions;

  . the shift from commercial to government procurement of environmental services as a result of the conversion of military sites to peaceful uses.

Acquisitions

   Since March 1996, we have acquired eight firms representing an aggregate $770.0 million in revenue at the time of acquisition.

   The following table provides some basic information on these acquisitions.

                                                                                      Most Recent
                                                                                      Fiscal Year
                                                                                       Revenues
 Date of                                                                               Prior to
 Acquisition         Name               Location(s)                Business           Acquisition
 -----------         ----               -----------                --------           -----------
                                                                                          (In
                                                                                       millions)
 Mar. 1996   Gradient             Massachusetts            Environmental/human             $5
             Corporation                                   health risk assessment
                                                           Litigation support

 Nov. 1996   Chi Mei IT           Taiwan                   Wastewater treatment           $12
                                                           design/build

 May 1997    PHR                  California               Historical pollution            $3
             Environmental        Washington, DC           liability research and
             Consultants, Inc.                             investigation

 Sept. 1997  Pacific              California               Environmental consulting       $10
             Environmental                                 and engineering services
             Group, Inc.

 Jan. 1998   Jellinek, Schwartz & Washington, DC           Science-based                  $12
             Connolly, Inc.       Colorado                 environmental consulting
                                  England                  and advocacy services

 Mar. 1998   LandBank, Inc.       Colorado                 Real estate acquisition         $3
                                                           and restoration company

 Feb. and    OHM Corporation      Over 30 regional offices Leading diversified           $525
 June 1998                                                 services firm providing
                                                           a broad range of
                                                           services for
                                                           governmental and private
                                                           sector clients
                                                           Leading provider of
                                                           operations, maintenance
                                                           and construction
                                                           outsourcing services

 Dec. 1998   Fluor Daniel         Over 30 offices in       Broad-based                   $200
             GTI, Inc.            North America            environmental services
                                  Europe and               firm
                                  Australia

Recent Events

   On February 5, 1999, we signed an agreement to acquire all of the issued and outstanding capital stock of Roche Limited Consulting Group (Roche) for an initial payment of $10.0 million in cash, plus two potential earnout payments. Roche, an engineering, construction and consulting company based in Canada, is primarily focused on infrastructure development including transportation and water/wastewater treatment facilities. Roche also has completed projects in the pulp and paper and mining markets. Roche operates exclusively outside the U.S., and has current project experience in more than 20 countries. We have collaborated with Roche on projects during the past two years, and we believe that this acquisition will add to our strategic consulting capabilities and experience and expertise in international markets. Roche has approximately 700 employees and had revenue of $28.3 million in its most recent year ended December 31, 1998. The acquisition is expected to close in April 1999.

   On March 8, 1999, we signed an agreement to acquire specified assets and assume specified liabilities of the Environment and Facilities Management Group (EFM Group) of ICF Kaiser International, Inc. (Kaiser) for a purchase price of $82.0 million reduced by $8.0 million representing working capital retained by Kaiser. The

EFM Group provides environmental remediation, program management and technical support for United States Government agencies including the DOD, National Aeronautics and Space Administration (NASA) and the DOE as well as private sector environmental clients. The EFM Group has approximately 500 employees and had revenue of approximately $106 million for the calendar year ended December 31, 1998. The acquisition is expected to close in April 1999.

   At the same time we announced the EFM acquisition, we announced that our obligation to complete the purchase of EFM was subject to financing, and we have begun the sale of $200.0 million in senior subordinated notes in a private placement (the Notes). Concurrently with the filing on this Report on Form 10-K, the Company is filing a Report on Form 8-K to make information from the offering memorandum for the Notes publicly available, including pro forma financial information, financial statements from the acquired companies, and a description of our business, as though the acquisitions had been completed at the beginning of calender year 1998.

Benefits of the Acquisitions

   We believe our recent acquisitions add capabilities that are complementary to our existing services, and offer us cost savings and other synergies. We also believe that our matrix organization and our comprehensive management information system allow us to:

  .  efficiently integrate acquired operations,

  .  eliminate duplicative costs,

  .  centralize common functions,

  .  consolidate locations that serve the same common areas and

  .  use our low cost structure to bid successfully on new projects.

   In connection with the OHM acquisition, we implemented a cost reduction program that eliminated approximately $32.0 million in costs on an annualized basis within six months of acquiring the business, principally through headcount reduction and duplicative facilities closures. In connection with the GTI acquisition, we executed a similar plan that has resulted in approximately $18.7 million of annualized cost savings being realized.

OPERATIONS

General

   We provide services through four platforms: Engineering & Construction, Consulting & Ventures, Outsourced Services and International. We do not own or operate facilities involved in the on-going commercial disposal of hazardous waste.

 Engineering & Construction

   Most of our business is the management of complex hazardous waste remediation projects. These projects involve the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. These projects usually require the cleanup of land sites where hazardous or radioactive substances have been disposed. These sites can pose threats to adjacent buildings, production facilities and storage sites and the surrounding rivers, streams and groundwater. These projects require considerable technical engineering and analysis to identify the substances involved, the extent of the contamination, the appropriate alternatives for containing or removing the contamination, and the selection of the technologies for treatment to perform the cleanup of the site. They also require strong project management and construction and remediation skills to control costs and to meet required schedules.

   Our Engineering & Construction platform provides full-service DOD and DOE delivery order program management, engineering and design services, remedial construction, specialized equipment and decontamination/decommissioning capabilities. Remedial construction services offered by this platform include:

   .  excavation and isolation,

   .  installation of subsurface recovery systems,

   .  bioremediation approaches,

   .  chemical treatment,

   .  soil washing,

   .  fixation or stabilization,

   .  facility or site closures,

   .  solidification,

   .  landfill cell construction and

   .  slurry wall and cap installation

We use our Engineering & Construction skills to develop partnering arrangements with clients in which we become the primary supplier of all client environmental management services and assist clients in innovatively reducing total environmental costs.

   The following is an example of the type of project performed by our Engineering & Construction platform. We completed an approximately $70.0 million site remediation and restoration project for the DOD at Fort Ord in Monterey, California as part of the DOD's base closure program. The project site consisted of an 8,000 acre military site. We provided a range of services at this site, including:

   .  removal of lead and copper from 3.2 miles of beach;

   . removal and transportation of over 2.0 million cubic yards of soils and waste;

   .  consolidation and closure of four landfills totaling 144 acres;

   .  restoration of a 44 acre site for a municipal park; and

   .  revegetation of 100 acres of disturbed property with native species.

 Consulting & Ventures

   Our Consulting & Ventures platform helps clients comply with environmental and/or health and safety regulations. This platform also assists clients in developing corporate policies and procedures in areas such as pollution prevention and waste minimization so that they integrate environmental regulations into their business decisions.

   Our Consulting & Ventures platform provides a wide range of consulting services including the following:

   .  environmental permitting,

   .  facility siting and design,

   .  strategic environmental management,

   .  environmental compliance/auditing,

   .  risk assessment/management,

   .  air quality assessment/management,

   .  pollution prevention and waste minimization,

   .  environmental information systems,

   .  data management and

   .  industrial hygiene.

   The following is an example of the type of project performed by our Consulting & Ventures platform. Under a $6.0 million contract with a large, diversified manufacturing company, we conducted a remedial investigation/feasibility study on a Superfund site located at a 95-acre coke plant in Ironton, Ohio. After conducting the study, we prepared a remedial design/action plan, which included construction services and the design of facilities and bioremediation and groundwater management. Our plan resulted in substantial savings for the client.

 Outsourced Services

   Through our Outsourced Services platform, we have broad capabilities for operations, maintenance, management and construction at federal facilities and in the private sector. This platform is a leading provider of project, program and construction management services to the DOD and state and local government agencies. As a result of the OHM acquisition, we are leveraging our core competencies into new, high-growth service areas, especially toward outsourcing and privatization occurring in federal, state and local governments. These core competencies meet facilities management needs in the private sector as well. Our Outsourced Services platform also offers recurring services that are not dependent on regulatory enforcement.

   The following is an example of the type of project performed by our Outsourced Services platform. We have been awarded a third consecutive contract by the Air Force for construction management services over a five year period at Hill Air Force Base in Utah. The value of this contract is approximately $95.0 million, and involves projects ranging from small renovation and replacement work to the installation of sophisticated centrifuge technology. We also are coordinating the activities of several subcontractors that are performing on-going construction activities.

 International

   We are building our International platform to meet the global environmental needs of our U.S.-based clients. In November 1996, we bought 50.1% of the stock of Chi Mei Scientech/Entech, a Taiwan-based wastewater treatment design/build firm, now doing business as Chi Mei IT. As a part of our purchase of GTI, we acquired GTI's subsidiaries in Australia, Italy and the United Kingdom. We also entered into a four-year marketing agreement with Fluor Daniel, Inc. that is expected to provide us project diversification on a worldwide basis. In February 1999, we signed an agreement to acquire Roche, a 700 employee firm based in Canada. Roche has current project experience in over 20 countries. Also, we have in the past, and may in the future, enter into joint venture agreements or investments for international projects. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-- Results of Operations--Continuing Operations--Revenues."

   The following is an example of the type of project performed by our International platform. We were appointed to design, install and operate a soil vapor extraction system to remediate a former gasworks site in London, England, under a contract for approximately (Pounds)500,000 (or approximately $800,000). Under a detailed design, created to speed installation and minimize commissioning time, we were able to treat an area of 43,000 square meters. During the course of the project, we bioremediated or volatillised over 100 tons of contaminated soil. The site will now be redeveloped as a major exhibition site.

Clients

   Our clients are federal, state and local governments and commercial businesses worldwide.

 Federal, State and Local Governmental Clients

   Due to our technical expertise, project management experience and full-service capabilities, we have successfully bid on and executed CERCLA and RCRA-related contracts for many federal and other government agencies. See "Business--Operations--Regulations."

   Federal government contracts are typically awarded through competitive bidding pursuant to federal procurement regulations and involve several bidders. After a successful bidder is selected, there is usually a period for contract negotiations. Government contracts also typically have annual funding limitations and are limited by public sector budgeting constraints. Some of these contracts provide a maximum amount of services that may be performed by us, and specific services are authorized from time to time through a series of task orders under the master contract.

   Many of these government contracts are multi-year Indefinite Delivery Order
(IDO) agreements. These programs provide estimates of what the agency expects to spend, and our program management and technical staffs work closely with the client to define the scope and amount of work required. While these contracts do not initially provide us with any specific amount of work, as projects are defined, the work is awarded to us without further formal competitive bidding. Approximately 40% of our revenues for the nine months ended December 25, 1998 were from IDOs.

   Although we generally serve as the prime contractor on our federal government contracts, or as a part of a joint venture which is the prime contractor, we also serve as a subcontractor to other prime contractors on some federal government programs. As has become typical in the environmental industry, we have entered and may continue to enter into joint venture or teaming arrangements with competitors when bidding on the largest, most complex contracts.

   The table below sets forth the percentage of revenues we receive from federal, state and local government contracts as a percentage of our consolidated revenues.

                               Twelve Months Ended           Nine Months Ended
                               -------------------------     -----------------
                               March 28,      March 27,        December 25,
                                  1997           1998              1998
Source                         ---------      ---------        ------------
Federal government:
  DOD........................             42%            47%         52%
  DOE........................             14              9          10
  Other federal agencies.....              3              2           7
                                  ----------     ----------         ---
                                          59             58          69
State and local governments..              8              5           5
                                  ----------     ----------         ---
  Total......................             67%            63%         74%
                                  ==========     ==========         ===

 Bidding Process

   We have a set of company-wide estimating and proposal development procedures designed to provide consistency across all operating platforms during the preparation of both commercial and government proposals. Our shared services group implements these procedures and provides resources to our business platforms for preparation of cost estimates, proposals and bid submittals. Each of our platforms has responsibility for responding to customer solicitations. The final decision requires coordination between operations management, business development personnel and corporate management. Before our bid is submitted to a client, the approach and pricing are reviewed by operations and estimating management, which performs a risk evaluation of commercial terms and conditions and technical aspects of the bid opportunity. Pricing then is established in accordance with an authority limits matrix that is issued by our legal department.

 Commercial Clients

   We serve numerous commercial clients including chemical, petroleum and other manufacturing firms, utilities, real estate and transportation service companies and law firms. Much of our commercial work represents new contracts awarded by existing clients. No single commercial client accounted for 10% or more of our consolidated revenues in the nine months ended December 25, 1998, or during fiscal years 1998 or 1997. Although in recent years enforcement of CERCLA has diminished, clients are still seeking strategic, integrated solutions to their environmental problems, which we seek to provide.

Backlog

   As of December 25, 1998, we had existing backlog of $3.5 billion including approximately $0.9 billion of funded backlog, of which $0.7 billion is expected to be completed during 1999. Approximately 90% of our backlog at December 25, 1998 was under government programs, for which funds have already been appropriated. In addition, approximately 82% of our backlog is expected to be charged to our clients on a cost-reimbursable basis. Many of our commercial contracts are evergreen contracts and are typically not part of our backlog. The predictability and stability of our backlog permits us to manage our fixed costs appropriately, minimize our overhead and bid selectively on new work.

Technology Development and Patents

   Our technology development program focuses on innovative applications to client projects of new and existing technologies and methods. The program has four principal goals:

  . to support project managers and clients to ensure successful application of environmental technologies,

   . to continue to improve technologies developed in-house through use on client projects,

  . to evaluate and implement technologies developed by others that present commercial opportunities for us, and

   .  to improve third party technologies for enhanced client value.

   We emphasize several technologies including bioremediation. For example, we have used naturally occurring organisms in our patented BIOFAST(R) system to clean a number of sites. We have licensed from a third party "barrier wall and reactive gate technology," which assists in the decomposition of contaminants, and continue to apply it to client projects. The EPA has also extended for a third year our contract to operate its Test & Evaluation Facility in Cincinnati, Ohio, which is available for private party sponsored technology evaluations. It also provides treatability testing and process development services on contaminated waste waters, sludges and soils. Major efforts this year focused on safe drinking water and water treatment processes including filtration and disinfection technologies. We also have improved our environmental information management technologies. We have received extensive patent coverage for the Manage IT system, which we use to manage and track hazardous waste at client sites. Through the use of proprietary and other environmental information management systems, we have become a leading user of advanced data base management technology to serve clients' needs.

   We hold over 20 patents for various environmental technologies. Two specific patents cover certain design features of equipment used in our on-site remediation business. The first patent is for a filtration system to remove pollutants from flowing creeks and streams and the second, known as a Portable Method for Decontaminating Earth, is for a decontamination system to remove contaminants from the soil through a process commonly known as soil vapor extraction. We also have the X*TRAX(R) and LT*X(R) thermal desorption processes. The X*TRAX(R) and LT*X(R) systems are waste treatment processes that thermally separate organic contaminants from soils or solids and then treat the resulting organic vapor stream.

Contracts

   We enter into various types of contracts with our clients, including fixed-price and cost-reimbursable plus fixed fee and award fee contracts. For the nine months ended December 25, 1998, 20% of our revenue was derived from fixed-price contracts and 80% from cost-reimbursable plus fixed fee and award fee contracts. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Under a cost-plus contract, we charge clients negotiated rates based on our direct and indirect costs plus a fee component. Our ability to perform profitably under fixed-price and other types of contracts often depends on our ability to identify, manage and recover on claims for differing and unanticipated conditions and other changes. For a description of the risks we face with our fixed-price contracts, see "Business--Operations--Fixed-Price Contracts" and "Business--Operations-- Government Contractor Risks."

   We provide our services under contracts, purchase orders or retainer letters. We bill all of our clients periodically based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. Generally, our contracts do not require that we provide performance bonds, although we typically require our subcontractors to post a bond. A performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. We have signed indemnity agreements with our two sureties to indemnify them from obligations under bonds that arise from our failure to perform under contracts for which bonds are issued. If, however, the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits. To date, we have not incurred material damages beyond the coverage of any performance bond, and we have never had a bond called where the surety has been required to take over a project or pay damages.

   For the nine months ended December 25, 1998 subcontractor costs comprised approximately 30% of our revenues. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our services and our ability to perform under some of our contracts.

Competition

   We believe that the principal competitive factors in all areas of our business are:

  .  technical proficiency,

  .  operational experience,

  .  price,

  .  breadth of services offered, and

  .  local presence.

   We compete with a diverse array of small and large organizations including the following:

  .  national or regional environmental management firms;

  . national, regional and local architectural, engineering and construction firms;

  . environmental management divisions or subsidiaries of international engineering, construction and systems companies; and

  .  hazardous waste generators that have developed in-house capabilities.

   Increased competition, combined with changes in client procurement procedures, has resulted in, among other things:

  .  lower contract margins,

  .  more fixed-price or unit-price contracts, and

  . contract terms that increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties.

   The entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been our primary source of revenue in recent years. In addition, our industry recently has been subject to intense consolidation. We are participating actively in this consolidation to support our growth and diversification strategy. However, we cannot assure that we will be able to compete successfully given the intense competition and trends in our industry.

Regulatory

   Our clients and we are subject to extensive and evolving environmental laws and regulations. The level of enforcement of these laws and regulations affects the demand for many of our services and creates certain significant risks and potential opportunities for us in providing our services. Regulatory enforcement and changes may also affect our inactive disposal sites in Northern California. See "Business--Operations-- Environmental Contractor Risks" and our "Notes to Consolidated Financial Statements--Discontinued Operations."

   Over the past several years, interested parties have proposed a number of significant changes to existing environmental laws. Most of the proposed changes have been delayed in Congress. The proposals would overhaul the government regulatory process, require regulatory risk assessments and cost-benefit analyses and reduce requirements for reporting to the government. Although the impact of these proposed changes upon our business cannot yet be fully predicted, the proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced, appear to have decreased the demand for some of our services, as clients anticipate and adjust to the potential changes. Proposed changes could result in increased or decreased demand for some of our services. For example, if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation, that portion of our business could increase while amounts spent for studies could decrease. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the U.S. economy and clients' views on the cost-effectiveness of remedies available under the changed regulations.

   The principal environmental legislation and proposed changes in those laws affecting us and our clients is described below:

   Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA governs the cleanup of sites at which there have been or may be releases or threatened releases of hazardous substances into the environment. CERCLA provides that any person who (1) currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were released, (2) arranged for disposal, treatment, or transportation of hazardous substances by others or (3) accepted hazardous substances for transport to facilities or sites from which there is a release or threatened release of hazardous substances, is liable for the costs of cleanup and damages to natural resources. These persons are called potentially responsible parties (PRPs). CERCLA provides that the federal government can either clean up these sites itself or order the PRPs to do so. CERCLA created the Hazardous Substance Superfund to be used by the federal government to pay for certain cleanup efforts. When the federal government expends Superfund money for remedial activities, it must seek reimbursement from the PRPs. CERCLA generally imposes strict, joint and several retroactive liability upon PRPs.

   CERCLA's Superfund taxing authority expired in December 1995, and CERCLA's authority to expend funds originally expired in September 1994. However, Congress has extended the EPA's authority to use funds on an interim basis. Congress to date has linked long-term reinstatement of Superfund's taxing and spending authority to comprehensive reauthorization and revision of CERCLA. The Congressional Budget Office estimates that the Superfund trust fund has sufficient funds for the CERCLA program through the year 2001.

   A number of changes in CERCLA have been proposed. The suggested changes include changes in cleanup standards, remedy selection, the amount of funds available for cleanup, and CERCLA's provision for allocating responsibility for cleanups. We believe Congress' failure to reauthorize CERCLA, and continuing uncertainty concerning the details of the legislation, have resulted in project delays and/or the failure of clients to initiate projects. Arguments over state participation in CERCLA programs and provisions for damages to natural resources make passage of a bill reauthorizing CERCLA more uncertain. Potential exhaustion of the monies in the Superfund trust may accelerate the passage of legislation reauthorizing CERCLA.

   In response to Congressional and private sector pressure and, in part, to avoid more sweeping changes by Congress, the EPA has relaxed regulatory requirements and enforcement. For example, the EPA has attempted, through various regulatory initiatives, to make it easier to redevelop "brownfields," i.e., lightly to moderately contaminated urban sites. Brownfields sites nationally have been estimated to number in the hundreds of thousands. Similar legislation has also been introduced, and a number of states have initiated similar programs. The EPA is currently attempting to raise funds for brownfields programs through bond programs. While we believe such programs offer additional opportunities, we cannot predict the ultimate impact of these programs.

   Resource Conservation and Recovery Act of 1976. RCRA restricts the land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for underground storage tank
(UST) management and provides for corrective action procedures. RCRA also imposes liability and stringent management standards on generators or transporters of hazardous waste and owners or operators of waste treatment, storage or disposal facilities.

   RCRA's requirement that USTs be upgraded to double-walled tanks with leak detection systems became effective on December 22, 1998, with some 250,000 tanks estimated to remain in violation nationwide. We believe that increased state and EPA enforcement actions for UST noncompliance will prompt increased repair or replacement of these tanks. Further, in November 1998, the EPA adopted its new Hazardous Waste Identification Rule regulation, allowing more flexible and cost-effective approaches to site cleanups. In particular, the final rule streamlines permitting, treatment and technological requirements for waste remediation.

   Clean Air Legislation. The Clean Air Act requires compliance with National Ambient Air Quality Standards for specific pollutants and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The Clean Air Act Amendments of 1990 modified the Clean Air Act in a number of significant areas. Among other changes, these amendments

  .  established emissions allowances for sulfur and nitrogen oxides,

  .  established strict requirements applicable to emissions of air toxics,

  . established a facility-wide operating permit program for all major sources of regulated pollutants,

  . established requirements for management of accidental releases of toxic air pollutants, and

  . created significant new penalties, both civil and criminal, for violations of the Clean Air Act.

   Although the EPA recently promulgated regulations significantly tightening standards for ozone and particulate emissions, and these regulations might eventually increase demand for our air quality services, the proposals have met with substantial opposition (including court challenges) and their ultimate fate and impact remain uncertain. Also, while world leaders recently agreed to the "Kyoto Protocol" (treaty) to reduce greenhouse gas emissions, and these proposals could increase demand for our air quality services, they have also met with substantial opposition, and their ultimate fate remains uncertain. Also uncertain are the fate and impact of proposals for tax credits for greenhouse gas emission reductions as an alternative to the Kyoto Protocol.

   The Price Anderson Act (PAA). Approximately 11% of our $3.5 billion in backlog consists of projects in our energy and nuclear services business. We service the need of the DOE in converting its weapons facilities to civilian purposes and the need of the nuclear power industry in the decontamination and decommissioning of nuclear power plants. We expect this portion of our business to continue to grow as up to 35 operating commercial power plants reach the end of their useful lives over the next 20 years.

   The PAA promotes and regulates the nuclear power industry in the U.S. The PAA comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and DOE contractors. While the PAA's indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor such as us. Also, the PAA expires in 2002. Because nuclear power remains controversial and no new nuclear plants are planned in the U.S., it is not clear that the PAA and its indemnification provisions will be extended beyond 2002. Our business could be adversely affected if the PAA were not extended beyond 2002.

   The Food Quality Protection Act (FQPA) of 1996. FQPA has created an increased demand for agricultural chemical registration and defense services. JSC, one of our recent acquisitions, is a leading supplier of these services. Also, the regulatory initiatives incorporated in FQPA, including more comprehensive risk evaluation and management for hazardous chemicals, are likely to influence future EPA policies and practices. Such regulatory developments may increase demand for our services.

   Other Federal and State Environmental Laws. Our clients also use our services in complying with, and our operations are subject to regulation under, among others, the following federal laws:

   .  the Toxic Substances Control Act,

   .  the Clean Water Act,

   .  the Safe Drinking Water Act,

   .  the Occupational Safety and Health Act, and

   .  the Hazardous Materials Transportation Act.

   Many states also have passed Superfund-type legislation and other regulations and policies to cover more detailed aspects of hazardous materials management. This legislation addresses such topics as:

   .  air pollution control,

   .  UST and aboveground storage tank (AST) management,

   .  water quality,

   .  solid waste,

   .  hazardous waste,

   .  surface impoundments,

   .  site cleanup, and

   .  wastewater discharge.

Environmental Contractor Risks

   Although we believe that we generally benefit from increased environmental regulation, and from enforcement of those regulations, increased regulation, enforcement and private litigation also create significant risks for us. These risks include potentially large civil and criminal liabilities from violations of environmental laws and regulations and liabilities to clients and to third parties for damages arising from performing services for clients. Our failure to observe the laws or the terms and conditions of licenses and permits we hold could adversely impact our ability to carry on our business as presently conducted.

 Liabilities Arising out of Environmental Laws and Regulations

   Our operations are subject to regulation by a number of federal and other laws and agencies. As such, we may be held directly liable for failure to abide by these laws. Any such failure could lead to our debarment or suspension as a government contractor. Companies that are subject to environmental liabilities have also sought to expand the reach of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or (Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state statutes to make contractor firms responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to bear this liability by ourselves, notwithstanding the potential availability of contribution or indemnification from other parties. Further, one of our businesses involves the purchase and redevelopment of environmentally impaired property. As the owner of such properties, we may be required to clean up all contamination at these sites, even if we did not place it there. We use insurance and other risk mitigation techniques to manage these risks but we cannot guarantee the adequacy of those measures.

 Potential Liabilities to Clients and Third Parties

   In performing services for our clients, we could become liable for breach of contract, personal injury, property damage, negligence and other causes of action. The damages available to a client are potentially large and could include consequential damages.

   Many potential clients, particularly in connection with projects involving large scale cleanups, try to shift to contractors the risk of completing the project, if the contamination is either more extensive or difficult to resolve than they anticipated. In this competitive market, clients increasingly try to pressure contractors to accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. We have from time to time been involved in claims and litigation involving disputes over such issues.

   Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from a release of toxic substances resulting from a project performed for clients. These liabilities could arise long after completion of a project.

   Over the past several years, the EPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA projects and continue their attempts to renegotiate previously agreed indemnities.

Insurance

   We maintain liability insurance programs that are structured to provide coverage for major and catastrophic losses. We self insure against losses that may occur in the ordinary course of business. Effective April 1, 1998, our liability insurance program provides for coverage of up to $75.0 million. This coverage has a $500,000 deductible. We also carry pollution liability insurance with policy limits of up to $35.0 million. This coverage has a $1.0 million deductible. However, we cannot assure that any future claims will not exceed our coverages.

   In preceding years, our insurance program required us to self-insure for the first $5.0 million retention for each of its general liability, automobile liability and contractor's pollution liability coverages. We are obligated to indemnify our insurance carriers against liabilities and costs of defense, subject to certain limitations for each of these kinds of coverage, up to that $5.0 million limit. Letters of credit support this indemnity commitment.

   Although we believe our insurance program is appropriate for the management of our risks, our insurance policies may not fully cover our operations. Policy coverage exclusions, retaining risks through deductible and self-insured retention programs, or losses in excess of the coverage may cause all or a portion of one or more losses not to be covered by our insurance.

Concentration of Revenues

   Agencies of the federal government are among our most significant clients. For the nine months ended December 25, 1998, approximately 69% of our net revenue was derived from federal agencies as follows:

   .  52% from the DOD;

   .  10% from the DOE; and

   .  7% from other federal agencies.

   Many of our contracts with federal government agencies require annual funding approval and may be terminated at their discretion. A reduction in spending by federal government agencies could limit the continued funding of our existing contracts with them and could limit our ability to obtain additional contracts. These limitations, if significant, could have a material adverse effect on our business.

Government Contractor Risks

   As a major provider of services to governmental agencies, we face the risks associated with government contracting, which include the risk of substantial civil and criminal fines and penalties for violations of applicable regulations and the risk of public scrutiny of our performance at high profile sites. Government contracting requirements are complex, highly technical and subject to varying interpretations. As a result of our government contracting business, we have been, are and expect in the future to be, the subject of audits and investigations by governmental agencies, including the Defense Contract Audit Agency (the DCAA) and the EPA's Office of Inspector General (EPAOIG). During the course of an audit, the DCAA or EPAOIG may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under the type of "cost reimbursable" government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulations and Cost Accounting standards. At present, there are several unresolved and/or ongoing audits of our billings dating back to 1995 (and, in some instances, earlier years as well). A disallowance of a significant amount of our costs could have a material adverse effect on our business.

   In addition to the damage to our business reputation, the failure to comply with the terms of one or more of our government contracts could also result in our suspension or debarment from future government contract projects for a significant period of time. This could result in a material adverse effect on our business. On or about September 2, 1998, OHM Corporation, one of its subsidiaries, and The IT Group entered into a Compliance Agreement with the EPA to address alleged past practices by OHM that, according to the EPA, may constitute a basis for our suspension and/or debarment. A breach of the Compliance Agreement by us or any of our subsidiaries is potentially cause for our immediate suspension from work and/or debarment. In this regard, EFM also has several open audits by EPAOIG and investigations involving both the Department of Justice and EPAOIG.

Fixed-Price Contracts

   We enter into various types of contracts with our clients, including fixed-price contracts. For the nine months ended December 25, 1998, approximately 20% of our net revenue was derived from fixed-price contracts. Fixed-price contracts protect clients but expose us to a number of risks. These risks include:

   .  underestimation of costs;

   .  problems with the appropriate choice of technologies;

   .  unforeseen costs or difficulties;

   .  delays beyond our control; and

   .  economic and other changes that may occur during the contract period.

   The risks we face under fixed-price contracts could have a material adverse effect on our business.

Closure of Inactive Disposal Sites and Potential CERCLA Liabilities

   Before 1987, we were a major provider of hazardous waste transportation, treatment and disposal operations in California. In December 1987, we adopted a strategic restructuring program that included a formal plan to divest our transportation, treatment and disposal operations and we stopped taking new business. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been completed at three of these facilities (Montezuma Hills, Benson Ridge and Vine Hill). At December 25, 1998, our consolidated balance sheet included accrued liabilities of approximately $7.9 million to complete the closure and post-closure of our disposal facilities and the potentially responsible party (PRP) matters, net of certain trust fund and annuity investments, restricted to closure and post-closure use and net of anticipated insurance settlements.

 Impact of Uncertainty in Closure Cost Estimates

   Closure and post-closure costs associated with our inactive disposal sites are incurred over a significant number of years and are subject to a number of variables. We have estimated the impact of these costs in our provision for loss on disposition of discontinued operations. However, closure and post-closure costs could be higher than estimated if regulatory agencies were to require procedures significantly different than those in the plans developed by us or if there are additional delays in the closure plan approval process. Since recording our initial provision for loss, we have been required to make four upward adjustments to the provision. During each of the three fiscal years ended December 25, 1998, we funded accrued costs of $11.1 million, $14.9 million and $15.7 million relating to our closure plans and construction and PRP matters. We expect to incur costs over the next several years; however, we expect the nature of the costs to change from closure design and construction to post-closure monitoring.

   Closure plans for our Panoche facility, the final facility to be closed, were approved on March 18, 1998. The approved plans provide for submittal of technical studies that will be utilized to determine final aspects, details and costs of closure construction and monitoring programs. While we believe that the approved closure plans substantially reduce future cost uncertainties, the ultimate costs will depend upon the results of the technical studies called for in the approved plans. Closure construction under the plans is scheduled for completion in the fall of 2000.

 Uncertainties in Carrying Value of Long-Term Assets

   The carrying value of our long-term assets of transportation, treatment and disposal discontinued operations of $40.0 million at December 25, 1998 is principally comprised of unused residual land at the inactive disposal facilities and assumes that sales will occur at market prices estimated by us based on certain assumptions about entitlements, development agreements and other factors. A portion of the residual land is the subject of a local community review of our development strategy, which will be the subject of public hearings and City Council deliberation through the second quarter of 1999. We can make no assurances as to the timing of development or sales of any of our residual land, or our ability to ultimately liquidate the land for the sale prices assumed. If our assumptions are not realized, the value of the land could be materially different from the current carrying value.

 Impact of Possible PRP Liabilities

   As a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of our strategic restructuring program, we have been named a PRP at a number of other sites including the GBF Pittsburg Superfund site, and may from time to time be so named at additional sites, and also may face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of our transportation, treatment and disposal discontinued operations.

 Summary

   Our provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed above. We periodically reevaluate the adequacy of this provision in light of developments since our adoption of the divestiture plan, and we believe that the provision as adjusted is reasonable. However, the ultimate effect of the divestiture on our consolidated financial condition, liquidity and results of operations is dependent on future events, the outcome of which we cannot determine at this time. Closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if we are required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on our business.

   For additional information about our discontinued operations, see the "Notes to the Consolidated Financial Statements--Discontinued Operations".

Substantial Leverage

   We have now and, after the Note offering, will continue to have a significant amount of indebtedness. The following chart shows certain important credit statistics as of the dates or at the beginning of the periods specified below without giving effect to the Note offering or the EFM or Roche acquisitions:

                                                            At December 25, 1998
                                                            --------------------
Total indebtedness.........................................       $422,662
Stockholders' equity.......................................       $238,168
Debt to equity ratio.......................................          1.8:1

   Our substantial indebtedness could have important consequences. For example, it could:

  .  increase our vulnerability to general adverse economic conditions;

  .  limit our ability to pursue our acquisition business strategy;

  . limit our ability to obtain necessary financing or bonding, fund future working capital, capital expenditures and other general corporate requirements;

  . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

  . limit our flexibility in planning for, or reacting to, changes in our business and the environmental services industry;

  . place us at a competitive disadvantage compared to our competitors that have less debt; and

  . limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

   We may be able to incur substantial additional indebtedness in the future. During 1998, we amended and restated our credit facilities so that they now provide for a $228.0 million eight-year term loan and a $185.0 million six-year revolving credit facility. At December 25, 1998, we had outstanding $225.8 million of borrowings under the term loan and $143.0 million under the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could increase.

   For more information on our indebtedness, see "Notes to Consolidated Financial Statements--Long-term debt" and "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources".

Ability to Service Debt

   Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and any future acquisitions will depend on our ability to generate cash in the future. Our success is dependent upon our results of operations, which are heavily dependent on various factors, including managing utilization of our professional staff, properly executing projects and successfully bidding new contracts at adequate margin levels. This, to a certain extent, is also subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

   Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs, excluding acquisitions, for the next twelve months.

   We can make no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

History of Losses

   The following table shows the losses we have incurred in our five most recent fiscal periods. We cannot assure you that we will not continue to incur losses. For a more detailed discussion of our operating results and special charges, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                   Twelve Months Ended
                         ------------------------------------------ Nine Months Ended
                         March 31,  March 29, March 28,  March 27,    December 25,
                           1995       1996      1997        1998          1998
                         ---------  --------- ---------  ---------- -----------------
                                               (In thousands)
Net loss applicable to
 common stock........... $(18,483)   $(3,654) $(13,693)   $(23,193)     $(12,091)
Net income (loss)
 applicable to common
 stock, excluding
 special charges........ $  7,000    $ 4,600  $ (5,300)   $  2,800      $ 11,200

Fluctuations in our Quarterly Operating Results

   Our quarterly revenues, expenses and operating results may fluctuate significantly due to a number of factors, including:

  . the seasonality of the spending cycle of our public sector clients, notably the federal government;

  .  employee hiring and utilization rates;

  . the number and significance of client projects commenced and completed during a quarter;

  .  delays incurred in connection with a project;

  .  the ability of our clients to terminate projects without penalties;

  .  weather conditions.

   Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

Management of Growth

   We are growing rapidly through acquisitions. Our revenues were $400.0 million for the twelve months ended March 29, 1996 and since that time, we have acquired eight companies representing an aggregate of $770.0 million in annual revenue at the time of acquisition. Our growth presents numerous managerial, administrative, operational and other challenges.

   Furthermore, our business strategy calls for continued growth and diversification through acquisitions. Identifying and pursuing future acquisition opportunities requires a significant amount of management time and skill. Additionally, acquisitions involve certain risks that could cause our actual growth or operating results to differ from our or others' expectations. For example:

  . We may not be able to identity suitable acquisition candidates or to acquire additional companies on favorable terms;

  . We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

  . We may fail to successfully integrate or manage these acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls;

  .  These acquired companies may not perform as we expect;

  . If we fail to successfully integrate any acquired company or are unable to improve our internal systems and controls fast enough to accommodate our growth, our reputation could be damaged. This could make it more difficult to market our services or to acquire additional companies in the future;

  . The acquisition and integration process could take significant time away from management's responsibilities for supervising the ongoing business.

Risks of Achievement of Cost Savings and Integration of Operations

   Our future success depends in part on our ability to achieve cost savings from our acquisitions. We cannot guarantee that we will realize any cost savings or other benefits from our recent acquisitions other than those already realized, or that we will realize any cost savings or other benefits from future acquisitions.

Control of Board of Directors

   In November 1996, The Carlyle Group and some of its affiliates acquired 45,000 shares of our 6% cumulative convertible participating preferred stock and warrants to purchase 1,250,000 shares of our common stock. As a result of paid-in-kind dividends, paid through December 25, 1998, Carlyle now holds 46,095 shares of convertible preferred stock, which totals approximately 21%, or approximately 24% assuming the warrants are exercised, of the voting power of the Company. The terms of our convertible preferred stock provide that until November 20, 2001, the holders of our convertible preferred stock have the right to elect a majority of the Board of Directors, as long as they continue to hold at least 20% of the voting power of the Company. In addition, the sale by Carlyle of its interests under specific conditions constitute events of default under our credit facilities. For more information on our relationship with Carlyle, see "Management--Board of Directors," "Description of Capital Stock" and our "Notes to Consolidated Financial Statements--Preferred Stock-- Carlyle Investment."

International Operations

   For the nine months ended December 25, 1998, approximately 1.3% of our revenues came from international operations. Our international operations in general are subject to a number of risks including:

  .  foreign currency risks,

  .  differences in accounting practices,

  .  work stoppages,

  .  transportation delays and interruptions,

  .  political instability,

  .  expropriation and nationalization,

   .  tariffs and import and export controls,

   .  differing licensing and permit requirements,

   .  conflicting U.S. and foreign laws.

   We cannot predict what effect, if any, these risks would have on our business.

Reliance on Key Personnel

   Our future success is significantly dependent on our senior management team, which has significant experience. We have entered into employment agreements with a number of our senior executives. The loss of the services of our senior executives could have a material adverse effect on our business. In addition, we also are dependent on the continuing contributions of our platform and project managers, scientists and other professionals and other key personnel, particularly those employees who maintain close relationships with our clients, which relationships are extremely important to our continued success. Our failure to attract and retain key personnel also could have a material adverse effect on our business.

DISCONTINUED OPERATIONS

   At December 25, 1998, our consolidated balance sheet included accrued liabilities of $7.9 million to complete the closure and post-closure of our disposal facilities and the PRP matters, net of trust fund and annuity investments, restricted to closure and post-closure use and anticipated insurance settlement proceeds. In December 1987, we adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of others. Subsequent to this date, we ceased obtaining new business for these operations. We have funded previously accrued costs of $11.1 million for the nine months ended December 25, 1998, $14.9 million in the twelve months ended March 27, 1998 and $15.7 million in the twelve months ended March 28, 1997 relating to our closure plans and construction and PRP matters. We expect to incur costs over the next several years, but the nature of the costs will change from closure design and construction to post-closure monitoring. See "Business--Operations--Closure of Inactive Disposal Sites and Potential CERCLA Liabilities," "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and our "Notes to Consolidated Financial Statements--Discontinued Operations" for more information on the financial implications of our discontinued operations.

EMPLOYEES

   At December 25, 1998, without giving effect to the EFM and Roche acquisitions, we employed approximately 5,600 employees. Many of these are professional level employees, including over 700 engineers, 300 environmental scientists, 300 geologists and 500 other specialists in related fields. In addition, our professional employees hold in the aggregate over 950 masters degrees and 150 PhD's. Our ability to retain, expand and utilize our staff, including those employees that have primary responsibility for maintaining client relationships, will be a significant factor in our future success. None of our employees are represented by labor unions under Company-wide collective bargaining agreements. However, we do employ union labor from time to time on a project-specific basis. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES.

   We own or lease property in 36 states, the District of Columbia, the United Kingdom, Italy and Australia. Excluding discontinued operations, we own approximately 54 acres and lease approximately 1.8 million square feet of property for various uses, including

   .  regional and project offices,

   .  technology and process development laboratories,

   .  field remediation support service facilities, and

   .  corporate offices.

   We consider these facilities adequate for our present and anticipated activities.

   Additionally, we own approximately 2,800 acres related to discontinued operations, principally in Northern California, of which approximately 900 acres were used for hazardous waste disposal facilities and approximately 1,900 are adjacent to those facilities, but were never used for waste disposal.

ITEM 3. LEGAL PROCEEDINGS.

 Continuing Operations Legal Proceedings

   We are subject from time to time to a number of different types of claims arising in the ordinary course of our business, including contractual disputes with clients, subcontractors and suppliers, claims for professional negligence, environmental claims, governmental audits and investigations and claims for personal injuries and property damage. We do not believe that any of these claims will have a material adverse effect on our business. See our "Notes to Consolidated Financial Statements--Commitments and Contingencies-- Contingencies" for information regarding the legal proceedings related to our continuing operations.

 Discontinued Operations Legal Proceedings

   We have been, are and may in the future be subject from time to time to a number of different types of claims arising out of our discontinued operations including environmental claims for recovery of all or a portion of the cleanup costs at sites we previously owned or operated or to which we took our or a client's wastes, including claims for personal injuries and property damage. We do not believe any of these claims will have a material adverse effect on our business. See our "Notes to Consolidated Financial Statements--Discontinued Operations" for information regarding the legal proceedings related to our transportation, treatment and disposal discontinued operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

   We submitted one matter to a vote of our shareholders during the quarter ended December 25, 1998.

   Pursuant to a Consent Statement dated October 23, 1998, we requested that our stockholders grant their written consent in lieu of voting at a special meeting to the amendment of the Company's Certificate of Incorporation to change its name to "The IT Group, Inc." As of November 16, 1998, the initial date through which we announced we would continue the solicitation, we received the approval of approximately 89% of the shares entitled to consent. On October 22, 1998, the record date for soliciting consents, there were outstanding and entitled to vote 22,628,433 shares of common stock, and 45,819 shares of 6% Convertible Preferred Stock convertible into 6,036,653 shares of common stock, for a total of 28,665,086 shares of common stock entitled to consent on an as-converted basis, and they approved the name change as follows:

       For                       Against & Withheld                                   Non-votes
       ---                       ------------------                                   ---------
    25,519,802                         24,472                                         3,120,812

   In addition, all 45,819 shares of 6% Convertible Preferred Stock, voting as a single class, approved the name change.

   On December 23, 1998, we filed with the Delaware Security State the Certificate of Amendment of our Certificate of Incorporation finally changing our name to "The IT Group, Inc."

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

   The following table provides information as of December 25, 1998 regarding our executive officers and the positions they hold. The officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

                                                                                          First elected
                                                                                           officer of
Name                     Age                           Position                            the Company
----                     ---                           --------                           -------------
Anthony J. DeLuca.......  51 Chief Executive Officer and President                            1990
David L. Backus.........  57 Senior Vice President, Outsourced Services and International     1998
James G. Kirk...........  60 Vice President, General Counsel and Secretary                    1996
James R. Mahoney........  60 Senior Vice President, Consulting and Ventures                   1991
Raymond J. Pompe........  64 Senior Vice President, Engineering and Construction              1988
Philip O. Strawbridge...  44 Senior Vice President, Chief Administrative Officer              1998

   Mr. DeLuca was named Chief Executive Officer and President of the Company on July 22, 1997 and President and Acting Chief Executive Officer and a director of the Company as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the Company since March 1990. Before joining the Company Mr. DeLuca had been a partner at the public accounting firm Ernst & Young LLP.

   Mr. Backus joined us as Senior Vice President, Outsourced Services and International in December 1998 in connection with the GTI acquisition. Mr. Backus joined GTI in 1992 as Vice President of GTI's Western Operations. Prior to joining GTI, Mr. Backus was employed by Morrison Knudsen Corporation from 1975 to 1992 in various executive positions, including Group Vice President of Morrison Knudsen's Environmental Group. From 1972 to 1975, Mr. Backus was the Director of Business Development for M.K. Ferguson Company. Prior to that, Mr. Backus was involved in the construction business.

   Mr. Kirk, who joined the Company as General Counsel, Eastern Operations, in 1991, was named Vice President, General Counsel and Secretary in September 1996. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors from 1978 to 1991. From 1973 to 1978, Mr. Kirk was Assistant General Counsel for Dravo Corporation.

   Mr. Mahoney, who joined the Company in January 1991 as Senior Vice President and Director of Technology, was named Senior Vice President, Corporate Development and Sales in April 1992, Senior Vice President, Technical Operations and Corporate Development in March 1995, and Senior Vice President, Consulting and Ventures in July 1996. Prior to joining the Company, Mr. Mahoney was Director of the National Acid Precipitation Assessment Program, a U.S. government research and assessment program, from 1988 to 1991. From 1984 to 1987, Mr. Mahoney served in various environmental managerial capacities with Bechtel Group, Incorporated, a major engineering and construction firm.

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

   Mr. Strawbridge joined the Company through the Company's acquisition of OHM Corporation ("OHM") in May 1998 as Senior Vice President and Chief Administrative Officer. Mr. Strawbridge joined OHM Corporation in February 1996 as Senior Vice President, Chief Financial and Administrative Officer and was given the additional responsibility of President of OHM's wholly owned subsidiary OHM Energy Services in October, 1996. Prior to joining OHM, Mr. Strawbridge was employed by Fluor Corporation from 1988 to 1996 in various managerial capacities including Senior Director of Contracts and Finance and acting Vice President of Fluor Daniel Fernald. From 1976 to 1988, Mr. Strawbridge was employed by the U.S. Government in various management and executive capacities.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS.

   Our common stock is listed on the New York Stock Exchange (NYSE) and Pacific Stock Exchange under the symbol ITX. The following table sets forth the high and low sale prices of the common stock, as reported by the NYSE for the periods indicated.

Quarter ended                                                   High      Low
-------------                                                 -------- ---------
June 27, 1997................................................ $  8 1/4 $ 6 3/8
September 26, 1997...........................................   9 1/4    6 13/16
December 26, 1997............................................   9 9/16   7
March 27, 1998...............................................  10 5/8    7 3/8
June 26, 1998................................................  11 1/2    8 7/8
September 25, 1998...........................................  10 1/4    5
December 25, 1998............................................  11 1/2    5 1/2

   On March 5, 1999, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $13.9375 per share. On that date there were 2,020 stockholders of record.

   We have not paid a cash dividend on our common stock for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997. We have no present intention to pay cash dividends on our common stock in the foreseeable future in order to retain all earnings for investment in our business. Our credit agreements prohibit cash dividends on common stock.

ITEM 6. SELECTED FINANCIAL DATA.

   The following table sets forth income statement information for the Company's continuing operations and other financial information for the nine months ended December 25, 1998 (the transition period as a result of our change in fiscal year) and the periods ended March 27, 1998, March 28, 1997, March 29, 1996 and March 31, 1995. Share and per share data have been restated to reflect the one-for-four reverse stock split effective November 21, 1996.

                         Nine Months            Twelve Months Ended
                            Ended     ------------------------------------------
                         December 25, March 27,  March 28,  March 29,  March 31,
                             1998       1998       1997       1996       1995
                         ------------ ---------  ---------  ---------  ---------
                                (In thousands, except per share data)
INCOME STATEMENT
 INFORMATION
Revenues................   $757,435   $442,216   $362,131   $400,042   $423,972
Gross margin............     90,961     51,090     38,138     58,152     61,916
Special charges.........     24,971     14,248      8,403         --         --
Loss from continuing
 operations (net of
 preferred stock
 dividends).............    (12,091)   (12,527)   (13,693)    (3,654)    (7,880)
Loss per common share
 from continuing
 operations.............      (0.63)     (1.28)     (1.48)     (0.41)     (0.89)
Weighted average shares
 outstanding............     19,149      9,737      9,227      8,982      8,889
OTHER FINANCIAL
 INFORMATION
Working capital.........   $120,260   $ 74,924   $110,705   $ 89,174   $ 73,838
Costs in excess of net
 assets of acquired
 businesses.............    356,619    211,878      9,363      8,770      7,728
Total assets............    948,606    709,217    342,531    315,314    362,152
Long-term debt..........    405,059    284,697     65,874     65,611     80,189
Long-term accrued
 liabilities............     31,979     27,528     15,184     30,223     45,207
Stockholders' equity....    238,168    148,150    168,853    140,865    145,921

   No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

 Overview

   We are a leading provider of diversified, value-added services in the areas of environmental consulting, engineering and construction and remediation. In addition, we are leveraging our core project management competencies to offer our clients a variety of outsourcing services such as facilities management. We have a strong reputation for both the high quality of our work and the breadth of the services we provide.

   Our clients are federal, state and local governments in the U.S. and commercial businesses worldwide. We obtained 69% of our revenues for the nine months ended December 25, 1998 from the federal government under more than 100 contracts that range in length from one to ten years. In addition, we serve 1,500 commercial clients on projects which range in length from one month to more than one year. For the nine months ended December 25, 1998, our revenues were $757.4 million. Approximately 90% of our backlog at December 25, 1998 was under federal government programs, and approximately 82% is expected to be charged to our clients on a cost-reimbursable basis. Many of our commercial contracts are evergreen contracts and are typically not part of our backlog.

   In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in our revenue. Our cost of revenue includes subcontractor costs, salaries, direct and indirect overhead costs such as rents, utilities and travel directly attributable to projects. Our selling, general and administrative expenses are comprised primarily of costs related to the executive offices, corporate accounting, information technology, marketing and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, we include in these expenses amortization of intangible assets such as goodwill resulting from acquisitions.

 Acquisitions

   Since 1996, we have made eight acquisitions to expand and diversify our business to meet our strategic objectives. The following table provides some information on these acquisitions.


                                                                                          Most Recent
                                                                                          Fiscal Year
 Date of                                                                                    Revenues
 Acquisition         Name               Location(s)                Business           Prior to Acquisition
 -----------         ----               -----------                --------           --------------------
                                                                                         (In millions)
 Mar. 1996   Gradient             Massachusetts            Environmental/human                  $5
             Corporation                                   health risk assessment
                                                           Litigation support

 Nov. 1996   Chi Mei IT           Taiwan                   Wastewater treatment                $12
                                                           design/build

 May 1997    PHR                  California               Historical pollution                 $3
             Environmental        Washington, DC           liability research and
             Consultants, Inc.                             investigation

 Sept. 1997  Pacific              California               Environmental consulting            $10
             Environmental                                 and engineering services
             Group, Inc.

 Jan. 1998   Jellinek, Schwartz & Washington, DC           Science-based                       $12
             Connolly, Inc.       Colorado                 environmental consulting
                                  England                  and advocacy services

 Mar. 1998   LandBank, Inc.       Colorado                 Real estate acquisition              $3
                                                           and restoration company

 Feb. and    OHM Corporation      Over 30 regional offices Leading diversified                $525
 June 1998                                                 services firm providing
                                                           a broad range of
                                                           services for
                                                           governmental and private
                                                           sector clients
                                                           Leading provider of
                                                           operations, maintenance
                                                           and construction
                                                           outsourcing services

 Dec. 1998   Fluor Daniel         Over 30 offices in       Broad-based                        $200
             GTI, Inc.            North America,           environmental services
                                  Europe and               firm
                                  Australia

   On February 5, 1999, we signed an agreement to acquire all of the outstanding common stock of Roche Limited Consulting Group (Roche) for an initial payment of $10.0 million in cash, plus two potential earnout payments. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche has approximately 700 employees and had revenue of $28.3 million in its most recent year ended December 31, 1998. The acquisition is expected to close in April 1999.

   On March 8, 1999, we signed an agreement to acquire specified assets of the Environment and Facilities Management Group (EFM Group) of ICF Kaiser International, Inc. (Kaiser) for a purchase price of $82.0 million reduced by $8.0 million representing working capital retained by Kaiser. We also agreed to assume specified liabilities. The EFM Group provides environmental remediation, program management and technical support for United States Government agencies including the DOD, National Aeronautics and Space Administration (NASA) and the DOE as well as private sector environmental clients. The EFM Group has approximately 500 employees and had revenue of $105.9 million for the calendar year ended December 31, 1998. The acquisition is expected to close in April 1999.

 Change in Fiscal Year

   In June 1998, we changed our fiscal year-end from the last Friday in March to the last Friday in December of each year effective with the nine months ended December 25, 1998. Accordingly, the following discussion compares financial results for a nine-month period to a full twelve-month year. Likewise, the financial results for the nine-month period ended December 25, 1998 include OHM's results for the entire nine-month period while the financial results for the twelve-month period ended March 27, 1998 include only one month of OHM financial results because we acquired 54% of OHM on February 25, 1998. In addition, our operating results will be discussed based on the business platforms we established when we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the nine months ended December 25, 1998. These platforms include Engineering & Construction, Consulting & Ventures, Outsourced Services and International.

Nine Months Ended December 25, 1998 Compared to Twelve Months Ended March 27,
1998

 Revenues and Gross Margin


   Company. Revenues for the nine months ended December 25, 1998 were $757.4 million, an increase of approximately 71%, when compared to the $442.2 million in revenues reported in the twelve months ended March 27, 1998. This increase is primarily attributable to higher revenues in the Engineering & Construction platform resulting from the OHM acquisition.

   Our gross margin for the nine months ended December 25, 1998 was 12.0%, slightly higher than the 11.6% gross margin reported in the twelve months ended March 27, 1998. In the 1999 fiscal year, management expects to maintain these gross margin levels. However, our ability to maintain or improve our gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued realization of overhead savings achieved upon the completed integration of recent acquisitions.

   Engineering & Construction. Revenues from the Engineering & Construction platform were $597.9 million for the nine months ended December 25, 1998 compared to $346.1 million for the twelve months ended March 27, 1998, an increase of approximately 73%. Our Engineering & Construction platform includes revenues from the Department of Defense (DOD), Department of Energy (DOE) and commercial clients. Revenues from the DOD and a small number of other government agencies were $363.0 million in the nine months ended December 25, 1998 or $163.6 million greater than the $199.4 million of DOD revenues in the twelve months ended March 27, 1998. DOE revenues of $79.8 million in the nine months ended December 25, 1998 were $39.3 million higher than the $40.5 million of DOE revenues reported in the twelve months ended March 27, 1998. Commercial revenues were $155.1 million in the nine months ended December 25, 1998 or $48.9 million higher than the $106.2 million of commercial revenues reported in the twelve months ended March 27, 1998.

   A substantial percentage of our revenues continue to be earned from federal governmental contracts with various federal agencies. Revenues from federal governmental contracts accounted for 69% of our revenues in the nine months ended December 25, 1998 compared to 58% in the twelve months ended March 27, 1998. The increase in government revenues for the nine months ended December 25, 1998 both in absolute dollars and as a percentage of revenue is primarily attributable to the OHM acquisition. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE and are thus included in our Engineering & Construction platform. We expect to continue to earn a substantial portion of our Engineering & Construction revenues from the DOD indefinite delivery order contracts which are primarily related to remedial action work. In addition, management expects to increase our revenues from the DOE in the future due to an expected transition by the DOE over the next several years to emphasize remediation, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD and our past performance of DOE studies. We believe that we have begun to benefit from this transition by the DOE with the commencement in 1998 of a $122.0 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project.

   The increase in commercial revenues for the nine months ended December 25, 1998 is primarily attributable to the OHM acquisition. However, revenue growth from the commercial sector, excluding recent acquisitions, could be restricted in the near term partly due to increased emphasis on competitive bids and commercial clients delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement could further decrease the demand for our services, as clients anticipate and adjust to the new regulations. These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services that provide an integrated, proactive approach to environmental issues and that are driven by economic, as opposed to legal or regulatory, concerns. Further, legislative or regulatory changes could also result in increased demand for our services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and clients' views on the cost effectiveness of the remedies available.

   Our Engineering & Construction platform segment profit was $63.8 million for the nine months ended December 25, 1998, an increase of 72% when compared to the $37.0 million segment profit for the twelve months ended March 27, 1998. This increase is primarily attributable to the OHM acquisition. The Engineering & Construction segment profit was 10.7% of Engineering & Construction revenues for both the nine months ended December 25, 1998 and for the twelve months ended March 27, 1998.

   Consulting & Ventures. Revenues from our Consulting & Ventures (C & V) platform were $79.4 million for the nine months ended December 25, 1998 compared to $79.6 million reported during the twelve months ended March 27, 1998, a decrease of approximately 0.3%. Most of the revenues from Consulting & Ventures are derived from commercial clients. The increase in these revenues on an annualized basis is primarily due to four acquisitions of specialized companies during the twelve months ended March 27, 1998 as well as the GTI acquisition during the nine months ended December 25, 1998. For a description of our recent acquisitions, see "Acquisitions." Excluding any future acquisitions, revenue growth from the commercial sector could be restricted as discussed above under Engineering & Construction.

   Our Consulting & Ventures platform segment profit was $10.6 million for the nine months ended December 25, 1998, an increase of 45% when compared to the $7.3 million segment profit reported in the twelve months ended March 27, 1998. The Consulting & Ventures segment profit was 13.4% and 9.2% of Consulting & Ventures revenues for the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. The increase in absolute dollars and as a percentage of revenue is primarily attributable to the acquisitions of JSC and GTI.

   Outsourced Services. Outsourced Services revenues were $70.4 million for the nine months ended December 25, 1998 compared to $6.8 million reported in the twelve months ended March 27, 1998. This increased revenue is almost entirely attributable to the OHM acquisition and the inclusion of its outsourcing operations in our results of operations for the nine months ended December 25, 1998, as opposed to the one month of results included in the twelve months ended March 27, 1998. OHM's outsourcing operations provide a range of project, program and construction management services to the DOD as well as state and local government agencies.

   Our Outsourced Services platform segment profit improved to $7.9 million for the nine months ended December 25, 1998, an increase of $7.0 million when compared to the $0.9 million segment profit reported in the twelve months ended March 27, 1998. This increase is also a result of the OHM acquisition.

   International. International revenues, primarily from our 50.1% investment in Chi Mei IT, a subsidiary operating in Taiwan, were $9.8 million for the nine months ended December 25, 1998 compared to $9.6 million for the twelve months ended March 27, 1998. The increase, on an annualized basis, is the result of Chi Mei increased project volume and the GTI acquisition on December 3, 1998. See "Business--Operations--International" for a more detailed description of the International platform.

   Our International platform reported a loss of $0.4 million for the nine months ended December 25, 1998 compared to a loss of $1.4 million in the twelve months ended March 27, 1998. This improvement is primarily due to improved project margins on several Chi Mei projects. Through the Chi Mei board of directors, we undertook to improve management oversight, project management skills and change order negotiation efforts. We believe these efforts will minimize future potential losses and provide the basis for profitable Chi Mei operations. The GTI acquisition increased the size of the International platform with operations primarily in Australia, the United Kingdom and Italy. The GTI acquisition included approximately $80.0 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract. We expect to increase the platform further with the acquisition of Roche in 1999 (see "Notes to Consolidated Financial Statements-- Subsequent Events").

   Backlog. Our total funded and unfunded backlog at both December 25, 1998 and March 27, 1998 was approximately $3.5 billion. At December 25, 1998, the backlog included approximately $525.0 million of funded contracted backlog scheduled to be completed during 1999 and approximately $320.0 million of unfunded project work expected to be defined and performed in 1999 under existing indefinite delivery order contracts. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog at both December 25, 1998 and March 27, 1998 includes $2.7 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

   Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See "Notes to Consolidated Financial Statements--Summary of significant accounting policies--Contract accounting and accounts receivable").

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses were 5.5% of revenues for the nine months ended December 25, 1998 compared to 7.2% of revenues in the twelve months ended March 27, 1998. This decrease is primarily attributable to the elimination of certain duplicative overhead functions and other cost savings achieved as a result of the OHM acquisition. In fiscal 1999, management expects selling, general and administrative expenses to decrease slightly as a percentage of revenues because the full effect of the cost savings from the OHM acquisition will be realized. In addition, we anticipate additional cost savings to be achieved from the GTI acquisition that occurred on December 3, 1998.

   Selling, general and administrative expenses include goodwill amortization expense of $7.0 million for the nine months ended December 25, 1998 and $1.4 million for the twelve months ended March 27, 1998. The significant increase to goodwill amortization is primarily due to the OHM acquisition. Selling, general and administrative expenses (excluding goodwill) were 4.6% of revenues for the nine months ended December 25, 1998 and 6.9% of revenues for the twelve months ended March 27, 1998.

 Special Charges

   We recorded special charges of $25.0 million for the nine months ended December 25, 1998 compared to $14.2 million for the twelve months ended March 27, 1998. For the nine months ended December 25, 1998 we recorded a non-cash charge of $25.0 million, including $10.6 million (net of cash proceeds of $5.8 million) related to the sale of our investment in Quanterra, Incorporated and $14.4 million, related to the write-down of assets associated with the HTTS(R) business. A summary of the special charges incurred during the nine months ended December 25, 1998 is outlined below:

                                      Nine Months Ended December 25, 1998
                                -----------------------------------------------
                                 Cash/     Special              Reserve balance
                                Noncash    Charges     Activity   at 12/25/98
                                ------- -------------- -------- ---------------
                                        (In thousands)
Write-off of the Quanterra
 Investment.................... Noncash    $(10,550)   $10,550        $--
Write-down of the assets--
 Primarily the Hybrid Thermal
 Treatment System(R)........... Noncash     (14,421)    14,421         --
                                           --------    -------        ---
  Total........................            $(24,971)   $24,971        $--
                                           ========    =======        ===

   Quanterra. On May 27, 1998, our Board of Directors considered and approved the divestiture of certain non-core assets including our 19% common stock ownership interest in Quanterra, Incorporated, an environmental laboratory business. This charge of $10.6 million represented the net book value of our investment in Quanterra less proceeds of $5.8 million from a sale completed in June 1998. No additional cash was expended in connection with the writeoff.

   Hybrid Thermal Treatment System(R). On May 27, 1998, our Board of Directors considered and approved the divestiture of the assets associated with our Hybrid Thermal Treatment System(R) (HTTS(R)) business. This resulted in a charge of $14.4 million representing the net book value of these assets less estimated salvage value.

   The special charges of $14.2 million recorded in the twelve months ended March 27, 1998 included $5.7 million for integration costs associated with the acquisition of OHM, a $3.9 million non-cash charge related to a project claim settlement, a $2.8 million charge associated with the relocation of our corporate headquarters, and a $1.8 million loss from the sale of a small remediation services business. A summary of the special charges incurred during the twelve months ended March 27, 1998 is outlined below:

                                      Twelve Months Ended March 27, 1998
                                -----------------------------------------------
                                 Cash/     Special              Reserve balance
                                Noncash    Charges     Activity   at 12/25/98
                                ------- -------------- -------- ---------------
                                        (In thousands)
Integration costs--OHM
 acquisition
  Severance...................     Cash    $ (2,197)   $ 2,197           --
  Duplicative offices/assets..     Cash      (2,478)     1,226      $(1,252)
  Other.......................     Cash      (1,019)     1,019           --

Claim Settlement
  Helen Kramer................  Noncash      (3,943)     3,943           --

Relocation of Corporate
 Headquarters
  Severance and relocation....     Cash      (1,743)     1,743           --
  Duplicative offices/assets..     Cash        (710)       710           --
  Other.......................     Cash        (358)       358           --

Sale of remediation business..  Noncash      (1,800)     1,800           --
                                           --------    -------      -------
  Total.......................             $(14,248)   $12,996      $(1,252)
                                           ========    =======      =======

   OHM Acquisition. The $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and eliminating duplicative offices. As part of the plan of integration, we laid-off more than 100 employees, primarily in the operating group and administrative support functions. In addition, as part of the plan we closed three leased facilities, reduced the size of three more facilities and subleased a portion of eight additional facilities. As of December 25, 1998, $1.3 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next seven years.

   Helen Kramer. In December 1997, we settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the Environmental Protection Agency and the Department of Justice (jointly Government) arising out of work performed by our joint venture with Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14.5 million payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4.3 million to the Government to resolve related civil claims by the Government. Our share of the joint venture results is 60%, accordingly, we received net cash of $6.0 million, our proportionate share of the settlement. In December 1997, we recorded a non-cash pre-tax charge of $3.9 million because the cash received was less than the receivables related to this project which totaled approximately $9.9 million.

   Relocation of Corporate Headquarters and Sale of Remediation Business. The special charges that occurred in the first quarter of the twelve months ended March 27, 1998 resulted from the relocation of our corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of our California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with our largest operations office and moved us closer to our lenders and largest shareholders, which are located in the Eastern United States. As a result of this relocation, we incurred a pre-tax charge of $2.8 million. The relocation charge included $0.8 million of costs for severance, $0.9 million of costs for the relocation of some employees, $0.7 million of costs related to the closure of the offices in Torrance, California and $0.4 million of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of December 25, 1998, these amounts have been paid. In May 1997, we incurred a non-cash pre-tax charge of $1.8 million to sell our California based small projects remediation services business.

 Interest, Net

   Net interest expense was 3.3% of revenues for the nine months ended December 25, 1998 and 1.8% for the twelve months ended March 27, 1998. The following table shows net interest expense for these comparative periods:

                                                      Nine Months  Twelve Months
                                                         Ended         Ended
                                                      December 25,   March 27,
                                                          1998         1998
                                                      ------------ -------------
                                                            (In thousands)
Interest incurred....................................   $25,876       $10,730
Capitalized interest.................................        --           (10)
Interest income......................................      (981)       (2,751)
                                                        -------       -------
  Interest, net......................................   $24,895       $ 7,969
                                                        =======       =======

   The increase in interest expense is primarily attributable to the credit facilities used in the OHM acquisition (see "Notes to Consolidated Financial Statements--Long-term debt").

 Income Taxes

   For the nine months ended December 25, 1998, we reported a loss from continuing operations of $0.7 million and recorded an income tax charge of $9.7 million before adjusting for the special charge. We also provided a deferred tax asset valuation adjustment for a portion of the special charges and recognized a tax benefit of $3.0 million on the divestiture of the HTTS(R) business (see "Special Charges"). The total net tax charge is $6.7 million. Our effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the valuation adjustment for the above charge and amortization of cost in excess of net assets of acquired businesses (see "Notes to Consolidated Financial Statements--Income taxes").

   For the twelve months ended March 27, 1998, we reported a loss from continuing operations before income taxes and an extraordinary item of $2.2 million and recorded an income tax charge of $4.2 million after adjusting for the special charge and a $2.3 million deferred tax asset valuation adjustment prior to the acquisition of OHM. We also recognized a tax benefit of $3.5 million on an extraordinary charge for the early extinguishment of debt and a $3.0 million benefit for a loss from disposition of a discontinued operation. The total net tax benefit is $2.4 million. Our effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the above charge, state income taxes and nondeductible expenses (see "Notes to Consolidated Financial Statements--Income taxes").

   We will need to have approximately $288.0 million of future earnings to fully realize our deferred tax asset of $109.6 million (net of a valuation allowance of $50.3 million) at December 25, 1998, assuming a net 38% federal and state tax rate. We evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of our position in the industry, recent acquisitions and restructuring, and existing backlog, management expects that our future taxable income will more likely than not allow us to fully realize our recorded deferred tax asset of $109.6 million. The increase in gross deferred tax asset is primarily due to the acquisitions of OHM and GTI.

 Extraordinary Item

   For the twelve months ended March 27, 1998, we recorded a $5.7 million charge, net of income tax benefit of $3.5 million, for the early extinguishment of $65.0 million of senior debt which was refinanced in connection with the acquisition of OHM. We incurred a $5.6 million payment for the make whole interest provision as a result of retiring our $65.0 million senior debt, in accordance with the loan agreement. In addition, we also expensed approximately $3.6 million related to the unamortized loan origination expenses associated with issuing the $65.0 million senior debt.

 Dividends

   Our reported dividends for the nine months ended December 25, 1998 were $4.7 million and $6.2 million for the twelve months ended March 27, 1998. Our reported dividends include imputed dividends on our Convertible Preferred Stock of $0.9 million for the nine months ended December 25, 1998 and $2.1 million for the twelve months ended March 27, 1998, which are not payable in cash or stock. Commencing with November 21, 1997, our Convertible Preferred Stock outstanding accrued a 3% in-kind stock dividend for one year during which the statement of operations also included an imputed dividend at a rate of approximately 3% per annum. This additional imputed dividend of $0.9 million for the nine months ended December 25, 1998 and $0.5 million for the twelve months ended March 27, 1998, will never be paid in cash, except for fractional shares, and represents the amortization of the fair market value adjustment recorded since the date of issuance. Commencing with November 21, 1998, our outstanding Convertible Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly. We reported cash dividends on our outstanding depositary shares each representing 1/100 of a share of our 7% cumulative convertible exchangeable preferred stock (the 7% Preferred Stock) of $2.7 million in the nine months ended December 25, 1998 and $3.6 million for the twelve months ended March 27, 1998. The decrease in cash dividends between the March 27, 1998 and December 25, 1998 fiscal periods of $0.9 million is due to the shortened fiscal period.

   Our dividends are summarized below:

                                                    Nine Months  Twelve Months
                                                       Ended         Ended
                                                    December 25,   March 27,
                                                        1998         1998
                                                    ------------ -------------
                                                          (In thousands)
7% Cumulative convertible exchangeable cash
 dividend..........................................    $2,697       $3,595
6% Cumulative convertible participating
  --Imputed non-cash dividend......................       860        2,105
  --In kind 3% stock dividend......................       894          467
  --Cash dividend..................................       213           --
                                                       ------       ------
    Total..........................................    $4,664       $6,167
                                                       ======       ======

Twelve Months Ended March 27, 1998 Compared to Twelve Months Ended March 28,
1997

 Revenues and Gross Margin

   Company. Revenues for the twelve months ended March 27, 1998 were $442.2 million or 22% higher than the $362.1 million in revenues reported in the twelve months ended March 28, 1997. The twelve months ended March 27, 1998 include the results of OHM Corporation since February 25, 1998, the date on which we acquired a 54% controlling interest. Revenues related to OHM in the twelve months ended March 27, 1998 were $42.1 million.

   Gross margins were 11.6% of revenues in the twelve months ended March 27, 1998 and 10.5% in the twelve months ended March 28, 1997. The improved gross margin was due to spreading fixed overhead costs over higher revenue levels.

   Engineering & Construction. Engineering & Construction revenues were $346.1 million in the twelve months ended March 27, 1998 compared to $308.6 million in the twelve months ended March 28, 1997, an increase of approximately 12%. DOD revenues were $199.4 million in the twelve months ended March 27, 1998 or $45.9 million greater than the $153.5 million of DOD revenues in the twelve months ended March 28, 1997. The strong improvement in DOD activity was due to increased funding of the DOD indefinite delivery order programs and an increase in the number of DOD contracts being executed. In addition, OHM contributed about $20.0 million to the increase in DOD revenues in the twelve months ended March 27, 1998. DOE revenues of $40.5 million in the twelve months ended March 27, 1998 were $9.1 million lower than the $49.6 million of DOE revenues reported in the twelve months ended March 28, 1997. Commercial revenues were $106.2 million in the twelve months ended March 27, 1998 or $0.7 million higher than the $105.5 million in commercial revenue reported in the twelve months ended March 28, 1997.

   Our Engineering & Construction platform segment profit of $37.0 million in the twelve months ended March 27, 1998 increased 43% over the $25.9 million segment profit reported in the twelve months ended March 28, 1997. This increase is primarily a result of the increase in higher margin, DOD revenues. The Engineering & Construction segment profit was 10.7% and 8.4% of Engineering & Construction revenues for the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

   Consulting & Ventures. Consulting & Ventures revenues of $79.6 million in the twelve months ended March 27, 1998 exceeded the twelve months ended March 28, 1997 revenues of $48.8 million by $30.8 million, an increase of approximately 63%. This increase is primarily attributable to the acquisitions of specialized companies primarily serving targeted commercial markets.

   Our Consulting & Ventures platform segment profit was $7.3 million in the twelve months ended March 27, 1998 compared to $0.7 million in the twelve months ended March 28, 1997. The increase in segment profit is also due to the acquisitions that occurred in the twelve months ended March 27, 1998. The Consulting & Ventures segment profit was 9.1% and 1.4% of Consulting & Ventures revenues for the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

   Outsourced Services. Outsourced Services revenues in the twelve months ended March 27, 1998 were $6.8 million, from the OHM acquisition, compared to none in the twelve months ended March 28, 1997. As discussed previously, the OHM acquisition occurred on February 25, 1998 and consequently no revenue from OHM was included in the twelve months ended March 28, 1997 results.

   Outsourced Services reported $0.9 million in segment profit in the twelve months ended March 27, 1998 compared to none in the twelve months ended March 28, 1997.

   International. International revenues were $9.6 million in the twelve months ended March 27, 1998 compared to $4.7 million in the twelve months ended March 28, 1997. This increase is the result of the Chi Mei acquisition in October 1996.

   The International platform segment loss of $1.4 million in the twelve months ended March 27, 1998 compares to segment profit of $0.2 million in the twelve months ended March 28, 1997. The higher loss is the result of losses on selected international projects.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses were 7.2% of revenues in the twelve months ended March 27, 1998 and 9.2% in the twelve months ended March 28, 1997. Selling, general and administrative expenses of $31.8 million in the twelve months ended March 27, 1998 were $1.7 million or 5.0% lower than the twelve months ended March 28, 1997 level primarily due to the full year impact of the corporate restructuring initiated at the end of the second fiscal quarter of 1997 and the relocation of our corporate headquarters in the first quarter of the twelve months ended March 27, 1998 which resulted in reduced lease expense and labor cost as we integrated and consolidated management and corporate functions into our largest facility (see "Special Charges").

   Selling, general and administrative expenses include goodwill amortization of $1.4 million for the twelve months ended March 27, 1998 and $0.8 million for the twelve months ended March 28, 1997. Selling, general and administrative expenses, excluding goodwill, were 6.9% of revenues for the twelve months ended March 27, 1998 and 9.0% of revenues for the twelve months ended March 28, 1997.

 Special Charges

   Special charges of $14.2 million were recorded in the twelve months ended March 27, 1998. These special items include $5.7 million for integration costs associated with the acquisition of OHM, $3.9 million non-cash charge related to the Helen Kramer project claim settlement, $2.8 million charge associated with the relocation of our corporate headquarters, and $1.8 million loss from the sale of a small remediation services business. See previous table on Special Charges incurred in the twelve months ended March 27, 1998.

   Corporate Restructuring. Special charges of $8.4 million were recorded in the twelve months ended March 28, 1997. The special charge relating to a corporate restructuring included $3.4 million for severance, $4.1 million for closing and reducing the size of selected offices and $0.9 million for other related items. As part of the restructuring plan, we laid-off 133 employees and paid over $2.5 million in termination benefits. In addition, we approved a plan to close five leased facilities and reduce the size of eleven other leased facilities by either sublease or abandonment. The remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the leases. One of these facility closures has a remaining lease obligation of approximately six years. A summary of the special charges incurred during the twelve months ended March 28, 1997 is outlined below:

                                       Twelve Months Ended March 28, 1997
                                 -----------------------------------------------
                                  Cash/     Special              Reserve balance
                                 Noncash    Charges     Activity   at 12/25/98
                                 ------- -------------- -------- ---------------
                                         (In thousands)
Corporate Restructuring:
  Severance and relocation......  Cash      $(3,400)     $3,400       $  --
  Duplicative offices/assets....  Cash       (4,100)      3,227        (873)
  Other.........................  Cash         (903)        903          --
                                            -------      ------       -----
    Total.......................            $(8,403)     $7,530       $(873)
                                            =======      ======       =====

 Interest, Net

   Net interest expense was 1.8% of revenues in the twelve months ended March 27, 1998 and 1.5% of revenues in the twelve months ended March 28, 1997. The following table shows net interest expense for these comparative periods:

                                                             Twelve Months Ended
                                                             -------------------
                                                             March 27, March 28,
                                                               1998      1997
                                                             --------- ---------
                                                               (In thousands)
Interest incurred...........................................  $10,730   $ 7,168
Capitalized interest........................................      (10)       --
Interest income.............................................   (2,751)   (1,908)
                                                              -------   -------
  Interest, net.............................................  $ 7,969   $ 5,260
                                                              =======   =======

   The increase in the twelve months ended March 27, 1998 net interest expense compared to the twelve months ended March 28, 1997 of $2.7 million is attributable to the credit facilities used in the OHM acquisition

(see "Notes to Consolidated Financial Statements--Long-term debt"). Loan origination costs, fees and interest expense incurred for the period February 25, 1998 to March 27, 1998 related to the acquisition of OHM stock were approximately $3.4 million.

 Income Taxes

   For the twelve months ended March 27, 1998, we reported a loss from continuing operations before income taxes and an extraordinary item of $2.2 million and recorded an income tax charge of $4.2 million after adjusting for the special charge and a $2.3 million deferred tax asset valuation adjustment prior to the acquisition of OHM. We also recognized a tax benefit of $3.5 million on an extraordinary charge for the early extinguishment of debt and a $3.0 million benefit for a loss from disposition of a discontinued operation. The total net tax benefit is $2.4 million. Our effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the above charge, state income taxes and nondeductible expenses (see "Notes to Consolidated Financial Statements--Income taxes").

   For the twelve months ended March 28, 1997, in which we reported a loss from continuing operations before income taxes of $9.0 million, we recorded an income tax benefit of $0.2 million which included a $4.6 million tax charge resulting from the adjustment of our deferred tax asset valuation allowance based on our assessment of the uncertainty as to when we will generate a sufficient level of future earnings to realize the deferred tax asset created by the special charges (see "Special Charges").

 Dividends

   Our dividends are summarized below:

                                                            Dividend Summary on
                                                              Preferred Stock
                                                            -------------------
                                                            March 27, March 28,
                                                              1998      1997
                                                            --------- ---------
                                                              (In thousands)
7% Cumulative convertible exchangeable cash dividend.......  $3,595    $4,050
6% Cumulative convertible participating
  --Imputed non-cash dividend..............................   2,105       866
  --In kind 3% stock dividend (including cash paid of
   $12,000 for fractional shares)..........................     467        --
                                                             ------    ------
    Total..................................................  $6,167    $4,916
                                                             ======    ======

   Commencing with November 21, 1997, our Convertible Preferred Stock outstanding accrued a 3% in-kind stock dividend for one year during which the statement of operations also included an imputed dividend at a rate of approximately 3% per annum.

Discontinued Operations

   At December 25, 1998, our consolidated balance sheet included accrued liabilities of $7.9 million to complete the closure and post-closure of our disposal facilities and the PRP matters net of trust fund and annuity investments, restricted to closure and post-closure use and anticipated insurance settlement proceeds. In the twelve months ended March 27, 1998, we increased our provision for loss on disposition of our discontinued transportation, treatment and disposal business by $5.0 million net of income tax benefit of $3.0 million. This increased provision primarily related to an additional accrual for closure costs related to the former Panoche disposal site. In March 1998, we announced approval by the California Department of Toxic Substances Control of the final closure and post closure plan for the last of our four inactive treatment, storage and disposal facilities. The approved plans allow us to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site.

   For further information regarding our discontinued operations, see "Notes to Consolidated Financial Statements--Discontinued operations."

                               THE IT GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital increased by $45.4 million or 60.6% to $120.3 million at December 25, 1998 from $74.9 million at March 27, 1998 as a result of the acquisitions of OHM and GTI. The current ratio at December 25, 1998 was 1.44:1 which compares to 1.38:1 at March 27, 1998.

   Cash used by operating activities for the nine months ended December 25, 1998 totaled $34.5 million compared to $19.5 million of cash used for operating activities in the twelve months ended March 27, 1998. This $15.0 million increase is principally due to an increase in working capital requirements as a result of the OHM acquisition. The $34.5 million of cash used for operating activities during the nine months ended December 25, 1998 also includes $11.1 million of costs associated with our discontinued operations (see "Notes to Consolidated Financial Statements--Discontinued operations"). We expect our discontinued operations cash usage for the twelve months ended December 31, 1999 to be less than $8.0 million.

   Capital expenditures were $6.9 million, $4.8 million and $3.4 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively. Capital expenditures for the nine months ended December 25, 1998 were $2.1 million higher than the twelve months ended March 27, 1998 due primarily to computer related expenditures required to integrate our recent acquisitions. We expect capital expenditures to increase to approximately $14.0 million in fiscal year 1999 due to information technology upgrades required to integrate recent acquisitions.

   Cash used for the acquisition of businesses, net of cash acquired was $81.3 million and $163.2 million for the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. On February 25, 1998, we purchased 54% of OHM for $160.2 million which is included in the Consolidated Statements of Cash Flows net of $12.0 million of cash acquired. On June 11, 1998, we paid $34.8 million as part of the consideration to acquire the balance of OHM. On December 3, 1998, we acquired GTI for $69.4 million (or $40.1 million net of $29.3 million in cash acquired). We also acquired speciality consulting firms PHR, PEG, JSC and LandBank for cash during the twelve months ended March 27, 1998. These acquisition agreements, along with the acquisition of Beneco by OHM, include potential future contingent payments. The total potential future contingent payments range from a low of $1.9 million to a maximum of approximately $19.1 million.

   We do not expect to pay significant cash income taxes over the next several years due to our net operating loss carryforwards. (See "Notes to Consolidated Financial Statements--Income taxes" and "Management's Discussion and Analysis of Results of Operations and Financial Condition--Income Taxes".)

   In connection with the OHM acquisition, we entered into a $240.0 million credit facility which was used to complete the cash tender offer to acquire 54% of OHM, to refinance our $65.0 million principal amount of senior notes and for working capital purposes until we acquired the balance of OHM on June 11, 1998. On June 11, 1998, the credit facilities were amended and restated to effect a $378.0 million refinancing. Under this refinancing, we initially borrowed $228.0 million under term loan provisions and approximately $85.0 million through a revolving credit facility. On September 14, 1998, the lenders under the credit facilities approved the first amendment, increasing the revolving credit facility from $150.0 million to $185.0 million.

   Long-term debt, including OHM's 8% convertible subordinated debentures, of $405.1 million at December 25, 1998 increased from $284.7 million at March 27, 1998 primarily due to the acquisitions of OHM and GTI. (See "Notes to Consolidated Financial Statements--Long-term debt".) Our ratio of total debt, including current portion, to equity was 1.77:1 at December 25, 1998, 2.03:1 at March 27, 1998 and 0.42:1 at March 28, 1997. See "Notes to Consolidated Financial Statements--Long-term debt".

   Due to conditions existent in the long-term credit markets during the third and fourth quarter of 1998, we utilized our revolving credit facility and current cash flow as described above to finance the acquisition of GTI.

As a result of the utilization of funds for acquisition purposes and a $28.8 million increase in unbilled receivables related to certain government projects which, according to the contract terms can not be billed until certain milestones are achieved, we have utilized a larger portion of our existing revolving credit capacity than would normally be expected. Between the date of the GTI acquisition and mid March 1999, we have had average daily availability under our revolving credit facilities and cash of $25.0 million. We continue to have significant cash requirements including interest, operating lease payments, preferred dividend obligations, required term loan and subordinated debenture principal payments, the potential acquisition contingent payments discussed above, expenditures for the closure of our inactive disposal sites and PRP matters (see "Transportation, Treatment and Disposal Discontinued Operations") and contingent liabilities.

   The EFM and Roche acquisitions require an aggregate cost which (excluding potential earnout payments) we estimate to be approximately $85.4 million. To finance the acquisitions and to pay down borrowings under our revolving credit facilities, and with improving conditions in the capital markets, we have begun a private placement of $200 million of senior subordinated notes (Notes). If the offering is completed, the Notes will have a fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable on or after 2004. The Notes will be general unsecured obligations, subordinated to borrowings under our credit facilities and other senior indebtedness and pari passu with other existing future indebtedness unless the terms of that indebtedness expressly provide otherwise.

   As of December 25, 1998, on an as adjusted basis after giving effect to the Note offering and the EFM and Roche acquisitions, the aggregate amount of debt including the current portion would have been approximately $518.2 million, and approximately $127.7 million would have been available for additional working and acquisition capital under the revolving credit facilities.

   Our obligation to close the EFM acquisition is subject to the successful completion of the Note offering and if the acquisition does not close on or before May 27, 1999, either party can terminate the agreement and we will forfeit $5.5 million in payments we will have made under the agreement by that time. Our obligations to close the Roche acquisition are not subject to any financing contingencies, however, we have agreed with Roche's shareholders to purchase certain shareholders' interests for approximately $3.5 million by March 31, 1999 and to postpone the purchase of the remaining interests until completion of the Note offering.

Quantitative and Qualitative Disclosures About Market Risk

   The following discussion of our exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates, actual results could differ materially from those projected in such forward-looking information.

   At December 25, 1998, we had fixed-rate debt totaling $44.5 million in principal amount and having a fair value of $40.7 million. These instruments are fixed rate and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease to approximately $40.0 million if interest rates were to increase by 10% from their levels at December 25, 1998.

   At December 25, 1998, we had floating-rate long-term debt totaling $368.8 million in principal amount and having a fair value of $368.8 million. These borrowings are under our Bank Credit Facilities (see "Notes to Consolidated Financial Statements--Long-term debt"). We have entered into a swap agreement with a notional amount of $126.0 million as required by our credit facilities and to reduce our exposure to adverse fluctuations in interest rates relating to this debt. We have not entered into any other derivative financial instruments for trading purposes. If floating rates were to increase by 10% from December 25, 1998 levels, we would incur additional interest expense of approximately $1.8 million.

   As discussed in our Notes to Consolidated Financial Statements--Discontinued Operations, our consolidated balance sheet includes $7.9 million of accrued liabilities to complete the closure and post-closure of our disposal facilities and other matters, net of certain trust fund and annuity investments which are restricted to closure and post-closure use and insurance recovery. These trust fund assets total $20.1 million at December 25, 1998 and consist predominately of high quality common stocks, fixed rate AAA rated corporate and government bonds, and annuity investments which provide for periodic payments into the trust fund. If interest rates were to increase by 10% from their levels at December 25, 1998, the decrease in fair value of the fixed-rate debt securities would not be material to us. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 25, 1998, the resulting loss in fair value of these securities would not be material to us.

Year 2000 Compliance

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

 State of Readiness

   Our core financial and administrative software systems are certified as Year 2000 compliant by the vendor. During the twelve months ended March 27, 1998, we established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, we completed the integration tests which verified that the Company's core financial and administrative software systems were Year 2000 compliant. Our core hardware was also tested and was found to be fully compliant with the Year 2000 requirements. We recently hired a Year 2000 Program Director and have begun communicating with clients, suppliers, financial institutions and others with which we do business to coordinate Year 2000 conversion. A significant portion of our business (69%) is attributable to the U.S. federal government (see "Business--Operations--Clients"). If the U.S. federal government is not Year 2000 compliant, there could be a delay in the collection of accounts receivable from the U.S. federal government in January 2000. At this time, we cannot predict the impact on our consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. However, we do not believe there will be any significant delays in the collection of our accounts receivable.

 Costs

   We have prepared a detailed conversion plan and have estimated the total cost of Year 2000 compliance to be approximately $3.1 million. As of December 25, 1998, we have incurred costs of approximately $0.5 million to address year 2000 issues. All of the costs have been or will be charged to operating expense and funded through operating cash flows.

 Risks and Contingencies

   We are currently developing a contingency plan to address how we will handle the most reasonably likely worst case scenarios including situations where our clients, suppliers, financial institutions and others are not Year 2000 compliant on January 1, 2000. We do not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, our contingency plan will include actions designed to identify and minimize any third party exposures and management believes that, based on third party exposures identified to date, these issues should be resolved by the year 2000.

FORWARD LOOKING STATEMENTS

   Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee," and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the "Business" section of this report and the following:

  . changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

  .  bidding opportunities and success,

  .  project results, including success in pursuing claims and change orders,

  . management of our cash resources, particularly in light of our substantial leverage,

  .  funding of backlog,

  . matters affecting contracting and engineering businesses generally, such as the seasonality of work and the impact of weather and clients' timing of projects,

  . our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

  .  the ultimate closure costs of our discontinued operations,

  . the success of our acquisition strategy, including the effects of the integration of recent acquisitions and any future acquisitions, including the proposed acquisitions of EFM and Roche described in this report, and achievement of expected cost savings and other synergies therefrom, and

  . industry-wide market factors and other general economic and business conditions.

   Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
              SCHEDULE FOR THE NINE MONTHS ENDED DECEMBER 25, 1998
                       AND TWO YEARS ENDED MARCH 27, 1998

Consolidated Financial Statements.

                                                                           Page
                                                                           ----
   Report of Ernst & Young LLP, Independent Auditors......................  45
   Consolidated Balance Sheets--December 25, 1998 and March 27, 1998......  46
   Consolidated Statements of Operations--Nine Months Ended December 25,
    1998
    and Years Ended March 27, 1998 and March 28, 1997.....................  47
   Consolidated Statements of Stockholders' Equity--Nine Months Ended
    December 25, 1998 and Years Ended March 27, 1998 and March 28, 1997...  48
   Consolidated Statements of Cash Flows--Nine Months Ended December 25,
    1998
    and Years Ended March 27, 1998 and March 28, 1997.....................  49
   Notes to Consolidated Financial Statements.............................  50

Financial Statement Schedule.

   II. Valuation and qualifying accounts..................................  95

   Schedules not filed herewith are omitted because of the absence in all material respects of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors
The IT Group, Inc.

   We have audited the accompanying consolidated balance sheets of The IT Group, Inc. as of December 25, 1998 and March 27, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 25, 1998 and for each of the two years in the period ended March 27, 1998. Our audits also included the financial statement schedule listed in the index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The IT Group, Inc. at December 25, 1998 and March 27, 1998 and the consolidated results of its operations and its cash flows for the nine months ended December 25, 1998 and each of the two years in the period ended March 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 15, 1999, except for the
subsequent event footnote as to
which the date is March 8, 1999

                               THE IT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                        December 25, March 27,
                                                            1998       1998
                                                        ------------ ---------
                                                            (In thousands)
                         ASSETS
Current assets:
 Cash and cash equivalents.............................  $  21,265   $  24,765
 Accounts receivable, less allowance for doubtful
  accounts of $18,958,000 and $19,026,000,
  respectively.........................................    338,589     210,630
 Prepaid expenses and other current assets.............     17,308      25,523
 Deferred income taxes.................................     15,919      12,750
                                                         ---------   ---------
   Total current assets................................    393,081     273,668
Property, plant and equipment, at cost:
 Land and land improvements............................      2,166         846
 Buildings and leasehold improvements..................     15,072      18,222
 Machinery and equipment...............................     81,763     159,433
                                                         ---------   ---------
                                                            99,001     178,501
   Less accumulated depreciation and amortization......     51,331     102,480
                                                         ---------   ---------
     Net property, plant and equipment.................     47,670      76,021
Cost in excess of net assets of acquired businesses....    356,619     211,878
Investment in Quanterra................................         --      16,300
Other assets...........................................     17,469      17,557
Deferred income taxes..................................     93,719      73,745
Long-term assets of discontinued operations............     40,048      40,048
                                                         ---------   ---------
   Total assets........................................  $ 948,606   $ 709,217
                                                         =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................  $ 150,912   $  82,597
 Accrued wages and related liabilities.................     44,929      38,395
 Billings in excess of revenues........................      8,219       3,723
 Other accrued liabilities.............................     43,254      42,091
 Short-term debt, including current portion of long-
  term debt............................................     17,603      16,738
 Net current liabilities of discontinued operations....      7,904      15,200
                                                         ---------   ---------
   Total current liabilities...........................    272,821     198,744
Long-term debt.........................................    364,824     240,147
8% convertible subordinated debentures.................     40,235      44,550
Long-term accrued liabilities of discontinued
 operations, net.......................................         --       3,773
Other long-term accrued liabilities....................     31,979      23,755
Minority interest......................................        579      50,098
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $100 par value; 180,000 shares
  authorized
   7% cumulative convertible exchangeable, 20,556
    issued and outstanding, 24,000 shares authorized...      2,056       2,056
   6% cumulative convertible participating, 46,095 and
    45,271 shares issued and outstanding...............      4,609       4,451
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 22,675,917 and 9,737,589 shares issued,
  respectively.........................................        227          97
 Treasury stock at cost, 47,484 and 8,078 shares,
  respectively.........................................        (74)        (74)
 Additional paid-in capital............................    348,794     246,681
 Deficit...............................................   (116,984)   (104,893)
 Accumulated other comprehensive income (deficit)......       (460)       (168)
                                                         ---------   ---------
   Total stockholders' equity..........................    238,168     148,150
                                                         ---------   ---------
   Total liabilities and stockholders' equity..........  $ 948,606   $ 709,217
                                                         =========   =========

    The accompanying notes are an integral part of these consolidated financial statements.

                               THE IT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                          Twelve Months Ended
                                        Nine Months Ended --------------------
                                          December 25,    March 27,  March 28,
                                              1998          1998       1997
                                        ----------------- ---------  ---------
Revenues...............................     $757,435      $442,216   $362,131
Cost and expenses:
  Cost of revenues.....................      666,474       391,126    323,993
  Selling, general and administrative
   expenses............................       41,828        31,774     33,431
  Special charges......................       24,971        14,248      8,403
                                            --------      --------   --------
Operating income (loss)................       24,162         5,068     (3,696)
Other income, net......................           --           716         --
Interest, net..........................      (24,895)       (7,969)    (5,260)
                                            --------      --------   --------
Loss from continuing operations before
 income taxes..........................         (733)       (2,185)    (8,956)
(Provision) benefit for income taxes...       (6,694)       (4,175)       179
                                            --------      --------   --------
Loss from continuing operations........       (7,427)       (6,360)    (8,777)
Discontinued operations--closure costs
 (net of $3,040 income tax benefit)....           --        (4,960)        --
                                            --------      --------   --------
Loss before extraordinary item.........       (7,427)      (11,320)    (8,777)
Extraordinary item--early
 extinguishment of debt (net of $3,497
 income tax benefit)...................           --        (5,706)        --
Net loss...............................       (7,427)      (17,026)    (8,777)
Less preferred stock dividends.........       (4,664)       (6,167)    (4,916)
                                            --------      --------   --------
Net loss applicable to common stock....     $(12,091)     $(23,193)  $(13,693)
                                            ========      ========   ========
Net loss per share basic and diluted:
  Continuing operations (net of
   preferred stock dividends)..........     $  (0.63)     $  (1.28)  $  (1.48)
  Discontinued operations--loss from
   remediation.........................           --         (0.51)        --
  Extraordinary item--early
   extinguishment of debt..............           --         (0.59)        --
                                            --------      --------   --------
                                            $  (0.63)     $  (2.38)  $  (1.48)
                                            ========      ========   ========



    The accompanying notes are an integral part of these consolidated financial statements.

                               THE IT GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For nine months ended December 25, 1998 and
                         two years ended March 27, 1998
                                 (In thousands)

                               7%           6%
                           cumulative   cumulative                                          Accumulated
                          convertible   convertible                                            Other
                          exchangeable participating                 Additional            Comprehensive
                           preferred     preferred   Common Treasury  paid-in                 Income
                             stock         stock     stock   stock    capital    Deficit     (Deficit)    Totals
                          ------------ ------------- ------ -------- ---------- ---------  ------------- --------
Balance at March 29,
 1996...................     $2,400       $   --      $ 91    $(84)   $206,465  $ (68,007)     $  --     $140,865
 Comprehensive income:
  Net loss..............         --           --        --      --          --     (8,777)        --       (8,777)
  Foreign currency
   translation
   adjustments net of
   tax..................         --           --        --      --          --         --        (17)         (17)
                                                                                                         --------
 Comprehensive loss.....                                                                                   (8,794)
                                                                                                         --------
 Net proceeds from
  preferred stock and
  warrants issued to
  Carlyle...............         --        4,117        --      --      36,492         --         --       40,609
 Conversion of preferred
  stock.................       (344)          --         7      --         337         --         --           --
 Restricted stock
  awards, net...........         --           --        (1)     10         214         --         --          223
 Dividends on preferred
  stock.................         --           87        --      --         779     (4,916)        --       (4,050)
                             ------       ------      ----    ----    --------  ---------      -----     --------
Balance at March 28,
 1997...................      2,056        4,204        97     (74)    244,287    (81,700)       (17)     168,853
 Comprehensive income:
  Net loss..............         --           --        --      --          --    (17,026)        --      (17,026)
  Foreign currency
   translation
   adjustments net of
   tax..................         --           --        --      --          --         --       (151)        (151)
                                                                                                         --------
 Comprehensive loss.....                                                                                  (17,177)
                                                                                                         --------
 Restricted stock.......         --           --        --      --         223         --         --          223
 Dividends on preferred
  stock.................         --          247        --      --       2,232     (6,167)        --       (3,688)
 Stock options
  exercised.............         --           --        --      --         (61)        --         --          (61)
                             ------       ------      ----    ----    --------  ---------      -----     --------
Balance at March 27,
 1998...................      2,056        4,451        97     (74)    246,681   (104,893)      (168)     148,150
 Comprehensive income:
  Net loss..............         --           --        --      --          --     (7,427)        --       (7,427)
  Foreign currency
   translation
   adjustments net of
   tax..................         --           --        --      --          --         --       (292)        (292)
                                                                                                         --------
 Comprehensive loss.....                                                                                   (7,719)
                                                                                                         --------
 Restricted stock.......         --           --        --      --          38         --         --           38
 Dividends on preferred
  stock.................         --          158        --      --       1,421     (4,664)        --       (3,085)
 IT shares issued in
  exchange for OHM
  stock, net of stock
  issue costs...........         --           --       130      --     100,654         --         --      100,784
                             ------       ------      ----    ----    --------  ---------      -----     --------
Balance at December 25,
 1998...................     $2,056       $4,609      $227    $(74)   $348,794  $(116,984)     $(460)    $238,168
                             ======       ======      ====    ====    ========  =========      =====     ========

    The accompanying notes are an integral part of these consolidated financial statements.

                               THE IT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Twelve Months Ended
                                          Nine Months Ended --------------------
                                            December 25,    March 27,  March 28,
                                                1998          1998       1997
                                          ----------------- ---------  ---------
Cash flows from operating activities:
  Net loss..............................      $  (7,427)    $ (17,026) $ (8,777)
    Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
      Net loss from discontinued
       operations.......................             --         4,960        --
      Extraordinary charge for early
       retirement of debt...............             --         3,640        --
      Depreciation and amortization.....         20,094        13,158    14,363
      Non-recurring special charges.....         24,971         5,743        --
      Deferred income taxes.............          6,187           678       370
      Other.............................             13          (980)      (45)
  Changes in assets and liabilities, net
   of effects from acquisitions and
   dispositions of businesses:
    (Increase) decrease in receivables..        (88,612)          386    25,422
    (Increase) decrease in prepaid
     expenses and other current assets..           (364)         (717)      601
    Increase (decrease) in accounts
     payable............................         65,359        (7,687)      905
    (Decrease) increase in accrued wages
     and related liabilities............        (14,825)       (4,471)    2,473
    Increase (decrease) in billings in
     excess of revenues.................          4,496        (4,634)    5,183
    (Decrease) increase in other accrued
     liabilities........................        (30,190)        1,591    (2,111)
    (Decrease) increase in other long-
     term accrued liabilities...........         (3,126)          733       452
    Decrease in liabilities of
     discontinued operations............        (11,069)      (14,914)  (14,041)
                                              ---------     ---------  --------
    Net cash (used for) provided by
     operating activities...............        (34,493)      (19,540)   24,795
Cash flows from investing activities:
  Capital expenditures..................         (6,860)       (4,766)   (3,361)
  Investment in Quanterra...............             --            --    (3,325)
  Proceeds from sale of equity interest
   in Quanterra.........................          5,750            --        --
  Proceeds from disposition of business              --         2,800        --
  Acquisition of businesses, net of cash
   acquired.............................        (81,332)     (163,189)   (1,455)
  Other, net............................          1,003        (4,896)      700
                                              ---------     ---------  --------
  Net cash used by investing
   activities...........................        (81,439)     (170,051)   (7,441)
Cash flows from financing activities:
  Financing costs.......................         (6,179)       (4,113)       --
  Repayments of long-term borrowings....       (409,690)      (68,666)     (438)
  Long-term borrowings..................        531,015       210,940       962
  Net proceeds from issuance of
   preferred stock......................             --            --    40,609
  Dividends paid on preferred stock.....         (2,714)       (2,702)   (4,050)
  Issuances of common stock, net........             --            --       (33)
                                              ---------     ---------  --------
  Net cash provided by financing
   activities...........................        112,432       135,459    37,050
                                              ---------     ---------  --------
Net (decrease) increase in cash and cash
 equivalents............................         (3,500)      (54,132)   54,404
Cash and cash equivalents at beginning
 of period..............................         24,765        78,897    24,493
                                              ---------     ---------  --------
Cash and cash equivalents at end of
 period.................................      $  21,265     $  24,765  $ 78,897
                                              =========     =========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                               THE IT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of significant accounting policies:

 Basis of presentation and principles of consolidation

   The consolidated financial statements include The IT Group, Inc. (formerly International Technology Corporation) (IT or the Company) and its wholly-owned and majority-owned subsidiaries. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated.

   On June 9, 1998, the Board of Directors of IT approved a change in IT's fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period is IT's Annual Report on Form 10-K for the nine months ended December 25, 1998.

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

 Recent Accounting Pronouncements

   In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be required to be adopted as of the first fiscal quarter of the year 2000. The Company intends to adopt FASB No. 133 by the effective date although earlier adoption is permitted. The statement requires the swap agreements, used by the Company to manage the interest rate risks associated with the variable nature of the Company's Credit Facilities, to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the effect of market volatility on interest rates will have a material effect on earnings for the existing contracts including anticipated modifications.

                               THE IT GROUP, INC.

 Transition Period

   The Company elected to change its fiscal year-end from the last Friday in March to the last Friday in December effective for the nine months ended December 25, 1998. Comparative information for the nine months ended December 25, 1998, December 26, 1997 and December 27, 1996 is as follows:

                                                  Nine Months Ended
                                        --------------------------------------
                                        December 25, December 26, December 27,
                                            1998         1997         1996
                                        ------------ ------------ ------------
                                                     (unaudited)  (unaudited)
                                        (In thousands, except per share data)
Revenues...............................   $757,435     $306,178     $266,419
Cost of revenues.......................    666,474      271,572      239,778
                                          --------     --------     --------
Gross profit...........................     90,961       34,606       26,641
Selling, general and administrative
 expense...............................     41,828       21,182       25,339
Special charges........................     24,971        8,554        8,403
                                          --------     --------     --------
Operating income (loss)................     24,162        4,870       (7,101)
Interest, net..........................    (24,895)      (3,386)      (4,105)
                                          --------     --------     --------
Income (loss) from continuing
 operations............................       (733)       1,484      (11,206)
(Provision) benefit for income taxes...     (6,694)      (4,316)       1,146
                                          --------     --------     --------
Net loss...............................     (7,427)      (2,832)     (10,060)
                                          --------     --------     --------
Less preferred stock dividends.........     (4,664)      (4,609)      (3,395)
                                          --------     --------     --------
Net loss applicable to common stock....   $(12,091)    $ (7,441)    $(13,455)
                                          ========     ========     ========
Basic and diluted loss per common
 share.................................   $  (0.63)    $  (0.76)    $  (1.48)
                                          ========     ========     ========

 Cash equivalents

   Cash equivalents include highly liquid investments with an original maturity of three months or less.

 Contract accounting and accounts receivable

   The Company primarily derives its revenues from providing environmental management services in the United States, principally to federal, state and local governmental entities, large industrial companies, utilities and waste generators. Services are performed under time-and-material, cost-reimbursement, fixed-price and unit-bid contracts. The Company's contracts are generally completed within 2 years.

   Revenues from time-and-material and cost-reimbursement contracts are recognized as costs are incurred. Estimated fees on such contracts and revenues on fixed-price and certain unit-bid contracts are recognized under the percentage-of-completion method determined based on the ratio of costs incurred to estimated total costs. Anticipated losses on contracts are recorded as identified. Certain contracts include provisions for revenue adjustments to reflect scope changes and other matters, including claims, which require negotiations with clients to settle the amounts in the ordinary course of business, leading to some estimates of claim or scope change amounts being included in revenues. When such amounts are finalized, any changes from the estimates are reflected in earnings.

   Included in accounts receivable, net at December 25, 1998 are billed receivables, unbilled receivables and retention in the amounts of $269.0 million, $60.6 million and $9.0 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 25, 1998 were $145.6 million,

                               THE IT GROUP, INC.

$37.5 million and $2.2 million, respectively. At March 27, 1998, billed receivables, unbilled receivables and retention were $172.7 million, $27.0 million and $10.9 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 27, 1998 were $93.1 million, $9.9 million and $2.2 million, respectively.

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

   Included in accounts receivable at December 25, 1998 is approximately $31.6 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration and should be settled within one year. This amount includes contract claims in litigation (see "Notes to Consolidated Financial Statements--Contingencies"). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

   The Company performs periodic evaluations of its clients' financial condition and generally does not require collateral. At December 25, 1998, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

 Property, plant and equipment

   The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings--20 to 30 years, land improvements--3 to 20 years, and machinery and equipment--3 to 10 years including salvage value. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

 Interest

   Interest incurred was $25.9 million, $10.7 million and $7.2 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

   Interest income is principally earned on the Company's investments in cash equivalents and was $1.0 million, $2.8 million and $1.9 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

 Intangible assets

   Cost in excess of net assets of acquired businesses is amortized over 20 to 40 years on a straight-line basis. At December 25, 1998 and March 27, 1998, accumulated amortization is $16.6 million and $9.6 million, respectively. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Other intangibles arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years.

                               THE IT GROUP, INC.

 Stock-based compensation

   The Company grants stock options for a fixed number of shares to employees and members of the Board of Directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and the related interpretations. The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) is disclosed in the note Stock incentive plans: Compensation cost.

 Changes in Presentation of Comparative Financial Statements

   Certain amounts in the March 27, 1998 financial statements were reclassified to conform with the presentation in the current period.

 Risks and uncertainties

   The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liability to clients and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company.

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

   The Company's revenue from governmental agencies accounted for 74%, 63% and 67% of revenue for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by any federal budget reductions.

   In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. (See "Business Acquisitions and Commitments and contingencies").

                               THE IT GROUP, INC.

 Fair value of financial instruments (continuing operations)

   The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

   Long and short-term debt: The fair value of the 8% convertible subordinated debentures was based on a quoted market price at December 25, 1998. The carrying amount of the credit agreement and other debt approximates its fair value.

   The carrying amounts and estimated fair values of the Company's financial instruments are:

                                         December 25, 1998    March 27, 1998
                                        ------------------- -------------------
                                        Carrying Estimated  Carrying Estimated
                                         amount  fair value  amount  fair value
                                        -------- ---------- -------- ----------
                                                    (In thousands)
Cash and cash equivalents.............. $ 21,265  $ 21,265  $ 24,765  $ 24,765
Long and short-term debt:
  Credit agreement debt:
    Revolver borrowings outstanding--
     pre-OHM Merger....................       --        --    33,200    33,200
    Revolver borrowings outstanding....  143,000   143,000   126,293   126,293
    Term Loan..........................  225,750   225,750    80,000    80,000
  8% Convertible Subordinated
   Debentures--Due October 1, 2006.....   44,548    40,650    46,753    45,643
  Other................................    9,364     9,364    15,189    15,189

Business Acquisitions:

 Fluor Daniel GTI, Inc.

   On December 3, 1998, the Company acquired the outstanding common stock of Fluor Daniel GTI, Inc. (GTI), an environmental consulting, engineering and construction management services company. GTI operates mainly throughout the United States with minor foreign operations. Total consideration amounted to $69.4 million plus approximately $2.0 million in transaction costs. This transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $16.3 million is primarily classified as cost in excess of net assets of acquired businesses and is being amortized over forty years.

   The estimated fair value of the assets acquired and liabilities assumed of GTI are as follows:

Description                                                          Amount
-----------                                                      --------------
                                                                 (In thousands)
Current assets.................................................     $91,644
Property and equipment.........................................       3,587
Intangibles, primarily cost in excess of net assets of acquired
 businesses....................................................      16,324
Other long term assets.........................................       5,972
Current liabilities............................................      46,130

                              THE IT GROUP, INC.

   As a result of the merger with GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7.9 million for the estimated GTI severance, office closure costs and lease termination costs of which $0.9 million has been paid through December 25, 1998. The balance will be paid primarily over the next twelve months.

   The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

 OHM Acquisition

   In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation company servicing primarily industrial, federal government and local government agencies located primarily in the United States. The transaction was effected through a two-step process for a total purchase price of $303.4 million consisting of (a) the acquisition of 54% of the total outstanding shares through a cash tender offer, which was consummated on February 25, 1998, at $11.50 per share for 13.9 million shares of OHM common stock, for a total consideration of $160.2 million plus $4.6 million in acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of 12.9 million shares of Company common stock valued at $8.04 per share, or $103.8 million and payment of $30.8 million plus $4.0 million in acquisition costs.

   This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $328.5 million has been finalized during the nine months ended December 25, 1998 and is classified as cost in excess of net assets of acquired businesses with amortization over forty years.

   The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:

Description                                                           Amount
-----------                                                       --------------
                                                                  (In thousands)
Current assets...................................................    $117,309
Property and equipment...........................................      19,324
Cost in excess of net assets of acquired businesses..............     328,495
Other long term assets...........................................      72,666
Current liabilities..............................................     126,385
Long term liabilities, primarily debt............................     107,924

   As a result of the merger with OHM (the OHM Merger), the Company adopted a plan and has commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $16.2 million for the estimated OHM severance, office closure costs and lease termination costs of which $7.3 million has been paid through December 25, 1998. The balance relating primarily to office lease costs is anticipated to be paid over the next seven years.

 Pro Forma Effects of Acquisitions

   The following unaudited pro forma condensed statements of operations gives effect to the GTI acquisition as if the acquisition occurred on March 28, 1997 and the effect of the OHM merger as if this merger occurred

                               THE IT GROUP, INC.

on March 29, 1996. Basic and diluted loss per share has been calculated utilizing the basic and diluted weighted average of IT shares outstanding during the periods adjusted for approximately 12.9 million shares of common stock issued June 11, 1998 for the OHM acquisition assuming the 12.9 million shares were outstanding as of the beginning of the periods presented.

                                                      Twelve Months Ended
                               Nine months ended -----------------------------
                               December 25, 1998 March 27, 1998 March 28, 1997
                                   Pro Forma       Pro Forma      Pro Forma
                               ----------------- -------------- --------------
                                    (In thousands, except per share data)
Revenues......................     $897,284        $1,119,115      $984,945
Loss from continuing
 operations before
 extraordinary item...........       (3,680)          (53,074)      (12,280)
Net loss......................       (9,771)          (48,602)      (12,280)
Net loss applicable to common
 stock........................      (14,435)          (54,769)      (17,196)
Loss per share:
  Basic and diluted...........        (0.64)            (2.42)        (0.78)

   The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the GTI and OHM mergers had taken place at the date and on the basis assumed above.

 Other Acquisitions

   The Company acquired certain other businesses during the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997 for aggregate consideration of $12.3 million and $1.5 million, respectively. These acquisition agreements include potential contingent payments. The Company paid $1.3 million in cash under two of these agreements through December 25, 1998. Potential future contingent payments relating to these acquisitions as of December 25, 1998 range from a low of $1.9 million to a maximum of approximately $9.1 million. The Company paid $1.9 million in January 1999. In accordance with Accounting Principles Board Opinion No. 16--Business Combinations, these acquisitions were accounted for using the purchase method and in the aggregate were not material to require disclosure of pro forma financial information. In addition, in connection with the acquisition of OHM, the Company assumed the potential future earnout payments relating to Beneco, a company acquired by OHM in June 1997, which range from a low of zero to a maximum of $10.0 million. See "Subsequent Events" also for acquisitions after December 25, 1998.

Consolidated statements of cash flows supplemental disclosures:

   Supplemental cash flow information is:

                                                           Twelve Months Ended
                                         Nine Months Ended -------------------
                                           December 25,    March 27, March 28,
                                               1998          1998      1997
                                         ----------------- --------- ---------
                                                    (In thousands)
Interest paid, net of amounts
 capitalized............................     $ 24,634      $ 11,060   $6,713
Interest received.......................        1,008         2,652    1,730
Income taxes paid.......................          335           770      287
Income tax refunds received.............           --             3    1,178
Acquisition liabilities assumed.........       66,050       218,440    6,346
Stock issued in connection with
 acquisitions...........................      103,810            --       --

                               THE IT GROUP, INC.

Special Charges:

   Asset Sales. On May 27, 1998, the Company's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., (an environmental laboratory business) and the assets associated with the Company's Hybrid Thermal Treatment System (HTTS(R)) business (thermal transportable incineration equipment). As a result of these actions, the Company recorded a non-cash charge of $25.0 million in the three months ending June 26, 1998 including $10.6 million (net of cash proceeds of $5.8 million) related to the sale of the Quanterra investment and $14.4 million, primarily related to assets associated with the HTTS(R) business.

   Special charges of $14.2 million were recorded in the twelve months ended March 27, 1998. The charges include $5.7 million for integration costs associated with the acquisition of OHM, a $3.9 million non-cash charge related to a project claim settlement, a $2.8 million charge associated with the relocation of the Company's corporate headquarters, and a $1.8 million loss from the sale of a small remediation services business.

   OHM. The $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and consolidating the Company's offices with OHM offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees, primarily in the operating group and administrative support functions, to be laid-off. In addition, the Company approved a plan for restructuring IT offices in which it would close three leased facilities, reduce the size of three more facilities and sublease a portion of eight additional facilities. As of December 25, 1998, $1.3 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next seven years.

   Helen Kramer. In December 1997, the Company settled a contract claim which has been outstanding in excess of five years with the US Army Corps of Engineers, the U.S. Environmental Protection Agency (USEPA) and the Department of Justice (jointly Government) arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. On December 26, 1997, the joint venture received a $14.5 million payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions. In early January 1998, the joint venture paid $4.3 million to the Government to resolve related civil claims by the Government. IT's share of the joint venture results is 60%, accordingly, IT received net cash of $6.0 million, its proportionate share of the settlement. In December 1997, the Company recorded a non-cash pre-tax charge of $3.9 million as the cash received was less than the unbilled and billed receivables related to this project which totaled approximately $9.2 million and $0.7 million, respectively.

   Relocation. The special charges that occurred in the first quarter of the twelve months ended March 27, 1998 resulted from the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of its California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office and moved it closer to its lenders and largest shareholders which are located in the Eastern United States. As a result of this relocation, the Company incurred a pre-tax charge of $2.8 million. The relocation charge included $0.8 million of costs for severance, $0.9 million of costs for the relocation of IT employees, $0.7 million of costs related to the closure of the offices in Torrance, California and $0.4 million of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of December 25, 1998, these amounts have been paid. In May 1997, the

                               THE IT GROUP, INC.

Company incurred a non-cash pre-tax charge of $1.8 million to sell its California based small projects remediation services business.

   Restructuring. In conjunction with the corporate restructuring which was initiated in the second quarter of the twelve months ended March 28, 1997, the Company incurred a pre-tax restructuring charge of $8.4 million. The restructuring charge included $3.4 million of costs for severance, $4.1 million of costs for closing and reducing the size of a number of the Company's offices, and $0.9 million of costs for other related items. As part of the plan of termination, the Company laid-off 133 employees and paid over $2.5 million in termination benefits. In addition, the Company approved a plan to close five leased facilities and reduce the size of eleven other leased facilities by either sublease or abandonment. Most of the remaining costs to be paid relate to the facility closures and office space reductions which will be paid out over the terms of the lease. One of these facility closures has a remaining lease obligation of approximately six years. At December 25, 1998, $0.9 million of the charge remained to be paid.

Long-term debt:

   Long-term debt consists of the following:

                                                        December 25, March 27,
                                                            1998       1998
                                                        ------------ ---------
                                                            (In thousands)
8% Convertible Subordinated Debentures--Due October 1,
   2006................................................   $ 44,548   $ 46,753
Credit Agreement Debt:
  Revolver borrowings outstanding......................         --     33,200
  Revolver borrowings outstanding......................    143,000    126,293
  Term Loan............................................    225,750     80,000
Other..................................................      9,364     15,189
                                                          --------   --------
                                                           422,662    301,435
Less current portion...................................     17,603     16,738
                                                          --------   --------
                                                          $405,059   $284,697
                                                          ========   ========

   Aggregate maturity of long-term debt, including annual mandatory sinking fund payments for the convertible subordinated debentures, for the five fiscal years following December 25, 1998 is: 1999, $17.6 million; 2000, $9.4 million; 2001, $8.8 million; 2002, $8.8 million; 2003 and thereafter $378.0 million.

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

   IT executed the OHM Tender Offer with a $240.0 million credit facility (the credit facilities). The credit facilities were used to complete the Tender Offer, to refinance IT's $65.0 million principal amount of senior notes and for working capital purposes during the period from the Tender Offer closing date of February 25, 1998 until the merger closing date of June 11, 1998. Loans made under the credit facilities bore interest at a rate equal to LIBOR plus 2.50% per annum (or the Bank's base rate plus 1.50% per annum) through June 10, 1998, at the Company's option and required no amortization. The Company recorded an extraordinary charge of $9.2 million, reduced by $3.5 million of deferred tax benefit, as the result of the early extinguishment of existing debt necessary to obtaining the credit facilities. On June 11, 1998, upon consummation of the second step of the OHM acquisition (see "Business Acquisitions"), the Company's credit facilities were refinanced. As such, the

                               THE IT GROUP, INC.

Company classified applicable portions of the credit facilities outstanding as of March 27, 1998 as long-term debt in accordance with the provisions of the credit facilities.

   After the refinancing in conjunction with the OHM Merger, the credit facilities consist of an eight-year amortizing term loan (term loans) of $228.0 million and a six-year revolving credit facility (revolving loans) of $185.0 million that contains a sublimit of $50.0 million for letter of credit issuance. The term loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.50% per annum (or the lender's base rate plus 1.50% per annum) and amortize on a semi-annual basis in aggregate annual installments of $4.5 million for the first six years after the OHM Merger, with the remainder payable in eight equal quarterly installments in the seventh and eighth years after the OHM Merger. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.00% per annum (or the lender's base rate plus 1.00% per annum). Six months after completion of the merger, adjustments to the interest rates were made based on the ratio of IT's consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities include representations, warranties and covenants customary for facilities of this type that include various financial covenants and limitations (subject to certain exceptions) on indebtedness, lease obligations, mergers and acquisitions and other fundamental changes prohibit the payment of cash dividends on common stock and limit capital expenditures. The credit facilities also include customary events of default. Events constituting default include a change of control of IT including among other things, the disposition under certain circumstances of the Company's 6% Cumulative Convertible Participating Preferred Stock and warrants on or after the funding of the credit facilities on June 11, 1998 to a person other than the Preferred Stock Group (see "Notes to Consolidated Financial Statements--Preferred stock").

   On September 14, 1998, the lenders under the credit facilities approved the first amendment to the loan agreement covering the credit facilities to increase the revolving credit facility from $150.0 million to $185.0 million. This increase in revolver funding availability was based upon growth projections of the Company's business, the increase in seasonality of revenue streams related to OHM contracts and to create additional flexibility to finance further strategic and diversifying acquisitions, particularly due to turmoil in the long-term credit markets during the second half of 1998.

   At October 26, 1998, the lenders under the credit facilities approved the second amendment to the agreement. This second amendment provided for the acquisition of GTI as a permitted acquisition under the credit facilities, provided for the borrowing of up to $35.0 million under the revolving credit facility to make the GTI acquisition and amended the financial covenants to provide for the effects of the GTI acquisition. IT closed the acquisition of GTI on December 3, 1998. The GTI acquisition was funded through the use of the Company's cash on hand, borrowing of $35.0 million under the revolving facility and use of $20.0 million of GTI's cash on hand, which was loaned to the Company and is evidenced by an interest bearing promissory note payable on demand. Letters of credit outstanding at December 25, 1998 were $20.4 million.

   As required by the credit facilities, on August 11, 1998, the Company executed a six year swap agreement with a large multi national banking organization. The swap agreement is based upon a notional amount of $126.0 million wherein the Company, the fixed-rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 5.58% with its swap counter-party, the floating-rate payer. The LIBOR rate is adjusted quarterly and amounts owing or due are settled at each quarterly reset date. The Company charges (credits) amounts exchanged under the swap to interest expense. Net credits to the Company in the nine months ended December 25, 1998 were not material. The swap agreement contains a one time cancellation option for the counter-party and an imbedded interest rate cap for the Company. At any quarterly reset date beginning with February 11, 2000, the counter-party, at its option, may cancel the swap agreement for the remaining term. If the counter-party elects to exercise its cancellation option, the Company receives the benefit of a 7% interest

                               THE IT GROUP, INC.

rate cap on the notional amount of $126.0 million. The terms of the interest rate cap allow the Company to utilize the interest rate cap for any six quarterly periods during the term of the swap agreement remaining after exercise of the cancellation option by the counter-party. The election of the six quarterly cap periods by the Company need not be consecutive quarters. The mark to market value of the swap at December 24, 1998 represents a cost to the Company of $3.3 million. This value is based on 1) the shape of the yield curve at the valuation date, 2) the assumption that future rate changes are parallel shifts along the yield curve at all points, 3) LIBOR futures prices at the measurement date and 4) that option volatility remains unchanged from current levels. The market value of the swap, assuming only a 50 basis point increase in LIBOR rates, is a positive $1.2 million, reflecting the significant change in market values associated with small interest rate changes.

   The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $9.4 million. These notes payable mature at various dates between January 1999 and November 2000, at interest rates ranging from to 7.5% to 8.6%.

Income taxes:

   Income tax provision (benefit), net of changes in the deferred tax valuation allowance, consists of the following:

                                                             Twelve Months Ended
                                           Nine Months Ended -------------------
                                             December 25,    March 27, March 28,
                                                 1998          1998      1997
                                           ----------------- --------- ---------
                                                      (In thousands)
Current:
  Federal.................................      $   57        $    54    $(764)
  State...................................         450            559      215
                                                ------        -------    -----
                                                   507            613     (549)
                                                ------        -------    -----
Deferred:
  Federal.................................       5,696         (2,801)     336
  State...................................         491           (174)      57
  Foreign.................................          --             --      (23)
                                                ------        -------    -----
                                                 6,187         (2,975)     370
                                                ------        -------    -----
  Total provision (benefit)...............      $6,694        $(2,362)   $(179)
                                                ======        =======    =====

   Income tax provision (benefit) is included in the statements of operations as follows:

                                                            Twelve Months Ended
                                          Nine Months Ended -------------------
                                            December 25,    March 27, March 28,
                                                1998          1998      1997
                                          ----------------- --------- ---------
                                                     (In thousands)
Continuing operations before
 extraordinary items....................       $6,694        $ 4,175    $(179)
Extraordinary item: early extinguishment
 of debt................................           --         (3,497)      --
                                               ------        -------    -----
                                                6,694            678     (179)
Discontinued operations.................           --         (3,040)      --
                                               ------        -------    -----
  Total provision (benefit).............       $6,694        $(2,362)   $(179)
                                               ======        =======    =====

                               THE IT GROUP, INC.

   A reconciliation of the provision (benefit) for income taxes on the total provision (benefit) computed by applying the federal statutory rate of 34% to the loss from continuing operations before income taxes and the reported provision (benefit) for income taxes of the total provision (benefit) is as follows:

                                                            Twelve Months Ended
                                          Nine Months Ended -------------------
                                            December 25,    March 27, March 28,
                                                1998          1998      1997
                                          ----------------- --------- ---------
                                                     (In thousands)
Income tax benefit computed at statutory
 federal income tax rate................       $  (249)      $  (743)  $(3,045)
State income taxes, net of federal tax
 benefit, if any........................           335           504       179
Equity in income (loss) of foreign
 subsidiaries...........................            --           121        --
Amortization of cost in excess of net
 assets of acquired businesses..........         2,557           287       100
Extraordinary item: early extinguishment
 of debt................................            --        (3,129)       --
Discontinued operations.................            --        (2,720)       --
Federal deferred tax asset valuation
 allowance adjustment...................         6,059         1,906     2,597
Research and development tax credits....        (2,540)           --        --
Other...................................           532         1,412       (10)
                                               -------       -------   -------
  Total provision (benefit).............       $ 6,694       $(2,362)  $  (179)
                                               =======       =======   =======

   At December 25, 1998 and March 27, 1998, the Company had deferred tax assets and liabilities as follows:

                                                         December 25, March 27,
                                                             1998        1998
                                                         ------------ ---------
                                                             (In thousands)
Deferred tax assets:
  Closure accruals--discontinued operations.............   $ 11,229   $ 15,771
  NOL carryforwards.....................................     64,490     72,319
  Tax basis in excess of book basis in Quanterra........         --     11,145
  Capital loss carryover................................     17,446         --
  Alternative minimum tax credit carryforwards..........      3,458      3,458
  Investment and other tax credit carryforwards.........     12,750     10,474
  Other accrued liabilities.............................      5,458     17,050
  Asset basis difference--OHM and GTI...................     62,292     25,987
  Other, net............................................     23,253      7,933
                                                           --------   --------
    Gross deferred tax asset............................    200,376    164,137
  Valuation allowance for deferred tax asset............    (50,267)   (31,865)
                                                           --------   --------
    Total deferred tax asset............................    150,109    132,272
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation.......    (17,120)   (19,465)
  Asset basis difference--discontinued operations.......    (11,576)   (13,012)
  Other, net............................................    (11,775)   (13,300)
                                                           --------   --------
    Total deferred tax liabilities......................    (40,471)   (45,777)
                                                           --------   --------
    Net deferred tax asset..............................   $109,638   $ 86,495
                                                           ========   ========
Net current asset.......................................   $ 15,919   $ 12,750
  Net noncurrent asset..................................     93,719     73,745
                                                           --------   --------
    Net deferred tax asset..............................   $109,638   $ 86,495
                                                           ========   ========

                               THE IT GROUP, INC.

   Approximately $15.2 million and $3.9 million of the valuation allowance relates to the OHM and GTI acquisitions, respectively. Tax benefits subsequently recognized that are related to these amounts will reduce cost in excess of net assets of acquired businesses.

   At December 25, 1998, the Company had net operating losses (NOL's), tax credit carryforwards and capital losses with expiration dates as follows:

                                                   Research
                                           Net        and              Capital
                                        Operating Development  Other     Loss
Expiration Dates                         Losses   Tax Credits Credits Carry Over
----------------                        --------- ----------- ------- ----------
                                                     (In thousands)
1998--2003............................. $     72    $ 1,140   $2,225   $45,910
2004--2008.............................   18,700      3,393       --        --
2009--2013.............................  156,386      5,992       --        --
Indefinite.............................       --         --    3,458        --
                                        --------    -------   ------   -------
  Total................................ $175,158    $10,525   $5,683   $45,910
                                        ========    =======   ======   =======

   During the nine months ended December 25, 1998, the Company increased its deferred tax asset valuation allowance from $31.9 million to $50.2 million. The increase was principally related to the acquisition of OHM and GTI corporations, respectively, and based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax asset created by the special charges. Because of the Company's position in the industry, recent restructuring and acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

   During the twelve months ended March 27, 1998, the Company increased its deferred tax asset valuation allowance from $9.5 million to $31.9 million. The increase was principally related to the acquisition of OHM corporation and the Company's assessment of its ability to fully utilize the deferred tax asset. During 1998, prior to the acquisition of OHM, the Company increased its valuation allowance to offset increases in the deferred tax asset balance. During the fourth quarter, the Company acquired OHM (see "Business Acquisitions--OHM Acquisition") which substantially increased projected taxable income.

   During the twelve months ended March 28, 1997, the Company increased its deferred tax asset valuation allowance from $4.9 million to $9.5 million. This change was principally due to the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings to realize the deferred tax asset created by the special charges (see "Special Charges").

                               THE IT GROUP, INC.

Earnings per share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                            Twelve Months Ended
                                          Nine Months Ended --------------------
                                            December 25,    March 27,  March 28,
                                                1998          1998       1997
                                          ----------------- ---------  ---------
                                          (In thousands, except per share data)
Numerator:
  Loss from continuing operations and
   before extraordinary items............     $ (7,427)     $ (6,360)  $ (8,777)
  Preferred stock dividends..............       (4,664)       (6,167)    (4,916)
                                              --------      --------   --------
  Numerator for basic and dilutive
   earnings per share--income available
   to common stockholders................      (12,091)      (12,527)   (13,693)
  Discontinued operations--closure costs
   (net of income tax benefit)...........           --        (4,960)        --
                                              --------      --------   --------
                                               (12,091)      (17,487)   (13,693)
  Extraordinary charge for early
   retirement of debt (net of income tax
   benefit)..............................           --        (5,706)        --
                                              --------      --------   --------
Net income (loss) applicable to common
 stock...................................     $(12,091)     $(23,193)  $(13,693)
                                              ========      ========   ========
Denominator:
  Weighted-average number of common
   shares outstanding for basic and
   dilutive earnings per share...........       19,149         9,737      9,227
                                              ========      ========   ========
Net loss per share:
  Earnings from continuing operations
   (net of preferred stock dividends)....     $  (0.63)     $  (1.28)  $  (1.48)
  Earnings from discontinued operations..           --         (0.51)        --
  Extraordinary item--early
   extinguishment of debt................           --         (0.59)        --
                                              --------      --------   --------
Net loss per share.......................     $  (0.63)     $  (2.38)  $  (1.48)
                                              ========      ========   ========

   In June 1998, approximately 12.9 million shares were issued in connection with the second step of the OHM Merger. (See Business Acquisitions.)

Commitments and contingencies:

 Lease commitments

   The Company's operating lease obligations are principally for buildings and equipment. Most leases contain renewal options at varying terms. Generally, the Company is responsible for property taxes and insurance on its leased property. At December 25, 1998, future minimum rental commitments under noncancelable leases with terms longer than one year aggregate $125.1 million and require payments in the five succeeding years and thereafter of $36.8 million, $31.1 million, $22.5 million, $14.6 million, $8.6 million, and $11.5 million, respectively. A portion of these leased assets represent duplicative facilities and equipment resulting from the OHM and GTI acquisitions. The Company is currently and actively involved in attempting to sublease these assets.

   Rental expense related to continuing operations was $29.4 million for the nine months ended December 25, 1998, $12.9 million (including $1.2 million of the special charges) for the twelve months ended

                               THE IT GROUP, INC.

March 27, 1998, and $12.6 million (including $2.2 million of the special charges) for the twelve months ended March 28, 1997.

 Contingencies

 Coakley Landfill Action

   On March 9, 1998, the Coakley Landfill PRP Steering Committee terminated, allegedly for cause, IT Corporation's contract to perform design and remediation services at the Coakley Landfill and sued IT for damages for delay, redesign, regrading, repair costs, as well as for possible exposure to penalties by the USEPA. (The Coakley Landfill Group v. IT Corporation v. Gary
W. Blake, Inc., et al., U.S.D.C., D.N.H., Case No. 98-167-JD) IT disputes that the Steering Committee is entitled to terminate the agreement for cause and believes the termination action arose from IT's pending change order request of approximately $6.3 million (which has now grown to $7.2 million). IT has answered and counterclaimed for damages for wrongful termination, issuing defective plans and specifications, breach of contract and unfair trade practices. Discovery of the case is ongoing, and no trial date has been set and the ultimate outcome of this matter cannot yet be predicted.

 Occidental Chemical Litigation

   OHM is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation (Occidental) relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. (Occidental Chemical Corporation v. OHM Remediation Services Corporation, U.S.D.C., W.D.N.Y, Case No 94-0955(H)) OHM's account receivables at December 25, 1998 include a claim receivable of $8.7 million related to this matter. OHM's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that OHM believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8.8 million in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. OHM's counterclaim seeks an amount in excess of $9.2 million (inclusive of $8.7 million of claim receivable) for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The Company has established additional reserves for a portion of the receivables related to this matter. Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded. The parties have completed discovery in the case and filed motions for summary judgement against each other. Although the court may rule on the matter at any time, its ultimate outcome cannot be predicted.

 GM--Hughes Massena Litigation

   These two matters (General Motors Corporation v. OHM Remediation Services Corporation, U.S.D.C., N.D.N.Y., Case No. 7:96-CV-1214TJMDS) and (OHM Remediation Services Corporation v. Hughes Environmental Systems, Inc. And ERM Northeast, Inc., U.S.D.C., N.D.N.Y., Case No. 7:96-CV-0110TJMDS) have now been fully settled.

 Other

   The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. In the course of the Company's business, there is always

                               THE IT GROUP, INC.

risk and uncertainty in pursuing and defending claims and litigation and, not withstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse effect upon the Company's consolidated financial condition, liquidity and results of operations.

Governmental regulation:

   The Company is subject to extensive regulation by applicable federal, state and local agencies. All facets of the Company's business are conducted in the context of a complex statutory, regulatory and governmental enforcement framework and a highly visible political environment. The Company's operations must satisfy stringent laws and regulations applicable to performance. Future changes in regulations may have a material adverse effect on the consolidated financial conditional, liquidity and results of operations of the Company.

Preferred stock:

 Carlyle Investment

   At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve a $45.0 million investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and detachable warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share (Carlyle Warrants). The net proceeds to IT (after related offering costs of $4.4 million) from the Carlyle Investment were $40.6 million.

   Carlyle holds approximately 21% (approximately 24% assuming exercise of the Carlyle Warrants) of the voting power of IT. Until November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the IT Board of Directors, provided that such holders continue to hold at least 20% of the voting power of IT. The terms of the Convertible Preferred Stock provide that, until November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company.

   The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company's 7% Preferred Stock (see "7% Preferred Stock") and prior to the Company's common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends were payable in the first year; dividends were payable quarterly in kind for the second year at the rate of 3% per annum and, through November 1998, Carlyle was paid dividends of an additional 1,095 shares of Convertible Preferred Stock. Commencing November 21, 1998, dividends are payable quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share.

   The Convertible Preferred Stock and detachable warrants may at any time, at the option of Carlyle, be converted into IT common shares. At December 25, 1998, 7,323,015 and 1,250,000 common shares are issuable upon conversion of the Convertible Preferred stock and Carlyle Warrants, respectively. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

   Although the first two years' dividends are paid at a rate of 0% and 3%, respectively, dividends were imputed during this period at a rate of approximately 6% per annum. Imputed dividends were $0.9 million, $2.1 million and $0.9 million in the nine months ended December 25, 1998, the twelve months ended

                               THE IT GROUP, INC.

March 27, 1998 and the twelve months ended March 28, 1997, respectively. Any imputed dividends will never be paid in cash or stock.

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

   The 7% Preferred Stock ranks, as to dividends and liquidation, pari passu to the Convertible Preferred Stock (see "Carlyle Investment") and prior to the Company's common stock. The dividend per annum and liquidation preference for each share of 7% Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the 7% Preferred Stock and depositary shares are cumulative and payable quarterly.

   The 7% Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $23.36 per share, subject to adjustment under certain circumstances. At December 25, 1998, 2,199,903 shares of common stock are issuable upon conversion of the 7% Preferred stock. On any dividend payment date, the 7% Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The 7% Preferred Stock may be redeemed at any time, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

   Additionally, the 7% Preferred Stock has a special conversion right that becomes effective in the event of certain significant transactions affecting ownership or control of the Company. In such situations, the special conversion right would, for a limited period, reduce the then prevailing conversion price to the greater of the market value of the common stock or $12.68 per share. The Carlyle Investment (see "Carlyle Investment") triggered this special conversion right. On January 9, 1997, holders of 344,308 depositary shares elected to convert such shares to 678,816 shares of IT common stock.

   The 7% Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the 7% Preferred Stock are in arrears. Such voting rights will continue until such time as the dividend arrearage on the 7% Preferred Stock has been paid in full.

Stock incentive plans:

 Summary

   At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Company's 1996 Stock Incentive Plan (1996 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of grant. At December 25, 1998, the maximum number of shares of the Company's common stock that may be issued pursuant to awards granted under the 1996 Plan is 242,819. At January 1 of each year, the maximum number of shares available for award under the 1996 Plan may be increased by Board approval by an amount which represents up to 2% of the number of the Company's common stock which are issued and outstanding at that

                               THE IT GROUP, INC.

date. During the nine months ended December 25, 1998, 331,500 stock options were granted under the 1996 Plan, which expire in fiscal year 2008.

   The Company's 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. No shares are available for grant under these plans as such authority to grant as to the 1991 Plan expired in March 1996 and as to the 1983 Plan expired in September 1993. Options granted under the plans and outstanding at December 25, 1998 will expire at various dates through January 20, 2008.

   Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan and the 1983 Plan during the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997 are summarized as follows:

                                                             Twelve Months Ended
                                           Nine Months Ended --------------------
                                             December 25,    March 27,  March 28,
                                                 1998          1998       1997
                                           ----------------- ---------  ---------
Outstanding at beginning of year.........        770,457      747,679    744,847
Options converted........................        262,125           --         --
Options granted
  (Nine months ended December 25, 1998,
   $6.44--$10.13 per share; 1998, $7.00--
   $8.50 per share; 1997, $8.63 per
   share)................................        331,000      132,921    171,000
Options exercised
  (Nine months ended December 25, 1998,
   $10.24 per share 1997, $11.50 per
   share)................................           (750)          --     (3,629)
Options expired and forfeited............        (51,156)    (110,143)  (164,539)
                                               ---------     --------   --------
Outstanding at end of year ($7.00--$32.50
 per share)..............................      1,311,676      770,457    747,679
                                               =========     ========   ========
Vested options...........................        776,500      486,520    473,257
                                               =========     ========   ========
Common stock reserved for future
 issuance................................      1,554,495

   Additional information regarding stock options granted to employees is outline below:

                                                           Twelve Months Ended
                                         Nine Months Ended -------------------
                                           December 25,    March 27, March 28,
                                               1998          1998      1997
                                         ----------------- --------- ---------
Weighted average fair value of options
 at grant date..........................      $ 6.19        $ 4.79    $ 5.34
Weighted average exercise price of all
 outstanding options....................      $11.11        $13.99    $15.96
Weighted average exercise price of
 vested options.........................      $12.39        $16.95    $19.04
Weighted average exercise price of
 options exercised......................      $10.24        $11.50    $   --
Weighted average exercise price for
 expired and forfeited options..........      $22.73        $19.69    $18.53
Weighted average remaining contractual
 life of options outstanding............         7.4           6.7       6.8

   Approximately 188,000 OHM stock options converted into approximately 262,000 IT stock options on June 11, 1998. As of December 25, 1998, these options remain outstanding.

 Compensation cost

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options

                               THE IT GROUP, INC.

because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   SFAS No. 123 provides that, if its optional method of accounting for stock options is not adopted (and which the Company has not adopted), disclosure is required of pro forma net income and net income per share. In determining the pro forma information for stock options granted, the fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                            Twelve Months Ended
                                          Nine Months Ended -------------------
                                            December 25,    March 27, March 28,
                                                1998          1998      1997
                                          ----------------- --------- ---------
Risk free interest rate based upon zero-
 coupon U.S. Treasury Notes.............          6.0%          6.0%     6.38%
Dividend yield..........................         None          None      None
Volatility factor of expected market
 price of the Company's common stock....        0.443         0.395     0.395
Weighted average expected life of each
 option.................................          7.4           6.7       6.8

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

   If compensation cost for the Company's stock options had been determined based on the fair value at the grant dates as defined by SFAS No. 123, the Company's net loss applicable to common stock and net loss per common share would have increased to the following pro forma amounts:

                                                          Twelve Months Ended
                                        Nine Months Ended --------------------
                                          December 25,    March 27,  March 28,
                                              1998          1998       1997
                                        ----------------- ---------  ---------
                                        (In thousands, except per share data)
Net loss applicable to common stock
  As reported..........................     $(12,091)     $(23,193)  $(13,693)
                                            ========      ========   ========
  Pro forma............................     $(12,367)     $(23,386)  $(13,735)
                                            ========      ========   ========
Net loss per common share
  As reported..........................     $  (0.63)     $  (2.38)  $  (1.48)
                                            ========      ========   ========
  Pro forma............................     $  (0.65)     $  (2.40)  $  (1.49)
                                            ========      ========   ========

   Additionally, under the 1991 Plan, the Company awarded shares of nonvested restricted stock to officers and key employees which amounted to 266,019 in the twelve months ended March 29, 1996. Vesting of awards is dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target market price for the Company's common stock that exceeds the related market price on the date of grant. On December 25, 1998, the total number of shares of restricted stock outstanding was 105,900.

                               THE IT GROUP, INC.

The cost of restricted stock awards is generally expensed over the vesting period, which ranges from two to five years, and amounted to $0.2 million, $0.5 million and $0.6 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

 Employee benefit plans:

   The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees with one year of continuous service. The Company amended the Plan, effective December 25, 1998, to discontinue the minimum annual contribution of 3% of participants' eligible compensation. Additionally, beginning January 1, 1999, the Company amended its voluntary 401(k) savings plan. The Company now contributes up to 4% of participants' eligible compensation by matching 100% of each participants' contribution (up to 4% of eligible compensation). Prior to January 1, 1999, the Company contributed up to 2% of participants' eligible compensation by matching 50% of each participant's contribution (up to 4% of eligible compensation) to the Company's voluntary 401(k) savings plan. The Plan currently allows a maximum contribution of up to 15% of participants' eligible compensation up to $10,000 annually. The Company funds current costs as accrued, and there are no unfunded vested benefits.

   Pension and profit sharing expense was $3.5 million, $3.6 million and $3.6 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively.

Operating segments:

 Organization

   The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Ventures (C & V), Outsourced Services and International. The Company's E & C Platform manages complex hazardous waste remediation projects of all sizes involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. The Outsourced Services Platform provides full service capabilities for operations, maintenance, management and construction at federal, state and local government facilities and in the private sector. The C & V Platform provides a wide range of consulting services including environmental permitting, facility siting and design, strategic environmental management, environmental compliance/auditing, risk assessment/management, pollution prevention, waste minimization, environmental information systems, and data management. The Company's International Platform is designed to meet the global needs of the Company's U.S. based clients and to invest in businesses or enter into joint ventures to pursue and perform international projects. Current International operations consist of a 50.1% investment in a Taiwan-based wastewater treatment design/build firm and with the acquisition of GTI in December 1998, the Company expanded its international presence and provides environmental services through offices located in Europe and Australia.

                               THE IT GROUP, INC.

 Segment Information

                                     Outsourced
                             E & C    Services   C & V  International  Total
                            -------- ---------- ------- ------------- --------
                                              (In thousands)
Nine months ended December
 25, 1998
  Revenues................. $597,897  $70,400   $79,353    $ 9,785    $757,435
  Segment profit (loss)....   63,817    7,896    10,617       (418)     81,912
  Depreciation expense.....    6,044      162     1,607         69       7,882
  Segment assets...........  218,940   11,697    56,896      8,539     296,072
Twelve Months Ended March
 27, 1998
  Revenues................. $346,143  $ 6,819   $79,643    $ 9,611    $442,216
  Segment profit (loss)....   37,045      948     7,272     (1,419)     43,846
  Depreciation expense.....    4,387       22     1,605        113       6,127
  Segment assets...........  188,342    6,226    22,395      4,118     221,081
Twelve Months Ended March
 28, 1997
  Revenues................. $308,635  $    --   $48,832    $ 4,664    $362,131
  Segment profit...........   25,909       --       694        177      26,780
  Depreciation expense.....    8,704       --       758         56       9,518
  Segment assets...........   73,650       --    19,828      7,087     100,565

                                                          Twelve Months Ended
                                        Nine months ended --------------------
                                          December 25,    March 27,  March 28,
                                              1998          1998       1997
                                        ----------------- ---------  ---------
Profit or Loss
  Total profit for reportable
   segments............................     $ 81,912      $ 43,846   $ 26,780
  Unallocated amounts:
    Corporate selling, general and
     administrative expense............      (32,779)      (23,814)   (22,073)
    Special charges (a)................      (24,971)      (14,248)    (8,403)
    Interest expense, net..............      (24,895)       (7,969)    (5,260)
                                            --------      --------   --------
    Loss before income taxes,
     extraordinary
     item and discontinued operations..     $   (733)     $ (2,185)  $ (8,956)
                                            ========      ========   ========
Assets (b)
  Assets for reportable segments.......     $296,072      $221,081   $100,565
  Other assets.........................      652,534       488,136    241,966
                                            --------      --------   --------
    Total consolidated assets..........     $948,606      $709,217   $342,531
                                            ========      ========   ========
Depreciation Expense
  Depreciation for reportable
   segments............................     $  7,882      $  6,127   $  9,518
  Depreciation on corporate assets
   (c).................................        2,059         2,606      2,842
                                            --------      --------   --------
    Total depreciation expense.........     $  9,941      $  8,733   $ 12,360
                                            ========      ========   ========

--------
(a) See "Notes to Consolidated Financial Statements--Special Charges". These special charges are excluded from segment profit (loss) because most of these items can not be identified with a particular segment and because management does not include special charges when analyzing the Company's business segments.

(b) Segment assets include primarily accounts receivable of each business segment. Other assets are principally long-term assets including property and equipment, cost in excess of net assets of acquired businesses, income tax assets and assets of discontinued operations.

(c) Depreciation on corporate assets includes corporate facilities, furniture and equipment and the Company's mainframe computer hardware and software which have not been allocated to the operating segments.

                               THE IT GROUP, INC.

 Geographic Information

                                                               Twelve Months Ended
                            Nine months ended    -----------------------------------------------
                            December 25, 1998        March 27, 1998          March 28, 1997
                         ----------------------- ----------------------- -----------------------
                                      Long-Lived              Long-Lived              Long-Lived
                         Revenues (a) Assets (b) Revenues (a) Assets (b) Revenues (a) Assets (b)
                         ------------ ---------- ------------ ---------- ------------ ----------
                                                     (In thousands)
United States...........   $746,992    $458,233    $431,599    $358,973    $351,152    $117,386
Other foreign
 countries..............     10,443       3,573      10,617       2,831      10,979       1,848
                           --------    --------    --------    --------    --------    --------
                           $757,435    $461,806    $442,216    $361,804    $362,131    $119,234
                           ========    ========    ========    ========    ========    ========

--------
(a) Revenues are attributed to countries based on the location of clients.

(b) Long-lived assets include non-current assets of the Company, excluding deferred income taxes.

 Major Clients

   The Company's revenues attributable to the U.S. federal government were $525.0 million, $255.9 million and $215.1 million for the nine months ended December 25, 1998, the twelve months ended March 27, 1998 and the twelve months ended March 28, 1997, respectively. All four of the Company's operating segments report revenues from the U.S. government. No other customer accounted for 10% or more of the Company's consolidated revenues in any fiscal period.

 Revenues by Products and Services

                                                           Twelve Months Ended
                                         Nine months ended -------------------
                                           December 25,    March 27, March 28,
                                               1998          1998      1997
                                         ----------------- --------- ---------
                                                    (In thousands)
Site remedial action projects...........     $607,682      $355,754  $313,299
Project, program and construction
 management.............................       70,400         6,819        --
Consulting and engineering services.....       79,353        79,643    48,832
                                             --------      --------  --------
                                             $757,435      $442,216  $362,131
                                             ========      ========  ========

Quarterly results of operations (unaudited):

                                           First         Second       Third
                                          quarter       quarter      quarter
                                        ------------  ------------ ------------
                                        (In thousands, except per share data)
Nine months ended December 25, 1998:
  Revenues............................. $    225,188  $    260,187 $    272,060
  Gross margin.........................       27,058        30,553       33,350
  Income (loss) from continuing
   operations..........................      (19,291)        5,468        6,396
  Net income (loss) applicable to
   common stock........................      (20,860)        3,899        4,870
  Net income (loss) per share:
    Basic.............................. $      (1.76) $       0.17 $       0.22
                                        ============  ============ ============
    Diluted............................ $      (1.76) $       0.16 $       0.19
                                        ============  ============ ============

                               THE IT GROUP, INC.

                                       First     Second     Third     Fourth
                                      quarter    quarter   quarter    quarter
                                      --------- --------- ---------  ---------
                                      (In thousands, except per share data)
Twelve Months Ended March 27, 1998:
  Revenues........................... $ 98,181  $ 102,840 $ 105,157  $ 136,038
  Gross margin.......................   11,424     11,412    11,770     17,200
  Income (loss) from continuing
   operations before extraordinary
   item..............................   (2,914)     1,922    (1,840)    (3,528)
  Discontinued operations--closure
   costs.............................       --         --        --     (4,960)
  Extraordinary item--early
   extinguishment of debt............       --         --        --     (5,706)
  Net income (loss) applicable to
   common stock......................   (4,447)       385    (3,379)   (15,752)
  Net income (loss) per share:
  Basic and diluted:
    Earnings from continuing
     operations
     (net of preferred stock
     dividends)......................    (0.46)      0.04     (0.35)     (0.52)
    Discontinued operations..........       --         --        --      (0.51)
    Extraordinary item--early
     extinguishment of debt..........       --         --        --      (0.59)
                                      --------  --------- ---------  ---------
  Net income (loss) per share........ $  (0.46) $    0.04 $   (0.35) $   (1.62)
                                      ========  ========= =========  =========

   See "Notes to Consolidated Financial Statements--Special Charges".

Discontinued operations:

 Overview

   Prior to December 1987 the Company was a major provider of hazardous waste transportation, treatment, and disposal operations in California. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. During the quarter ended March 27, 1998, the Company recorded an increase in the provision for loss on disposition of $8.0 million or $5.0 million, net of income tax benefit of $3.0 million, primarily for additional closure costs related to the approval of the closure plan by the DTSC for the Panoche disposal site. Prior to the twelve months ended March 27, 1998, the Company cumulatively recorded a provision for loss on disposition (including the initial provision and three subsequent adjustments) in the amount of $168.2 million, net of income tax benefit of $32.9 million. During each of the three fiscal years ended December 25, 1998, the Company funded previously accrued costs of $11.1 million, $14.9 million and $15.7 million relating to the closure plans and construction and PRP matters. The Company expects to incur costs over the next several years; however, the nature of the costs will change from closure design and construction to post-closure monitoring. At December 25, 1998, the Company's consolidated balance sheet included accrued liabilities of approximately $7.9 million to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted to closure and post-closure use. The trust funds are invested in high quality common stock and AAA rated corporate and government bonds which are recognized at fair market value and annuity investments which pay periodic payments into the trust fund.

   The annuities and trust fund assets are held in a legally binding trust agreement by a third party trustee naming the California EPA, Department of Toxic Substances control (DTSC) as the beneficiary of the trust. As closure and post closure obligations are met by the Company, DTSC is obligated to release funds from the trusts to reflect reduced estimates of remaining costs.

                               THE IT GROUP, INC.

   The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed below. The adequacy of the provision for loss is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

 Northern California Facilities

   As a part of the Company's discontinued operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been completed at three of these facilities (Montezuma Hills, Benson Ridge, and Vine Hill).

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

   The carrying value of the long-term assets of discontinued operations of $40.0 million at December 25, 1998 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, development agreements, etc.). A portion of the residual land is the subject of a local community review of its strategy which will be the subject of public hearings and city council deliberation through the second quarter of 1999. There is no assurance as to the timing of development or sales of any of the Company's residual land, or the Company's ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

   The Company maintains Environmental Impairment Liability coverage for the Northern California facilities through the Company's captive insurance company. The limits of the policy are $32.0 million which meet the current requirements of both federal and state law.

 Operating Industries, Inc. Superfund Site

   In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California. Between October 1995 and April 1996, the Company, the USEPA and the Steering Committee agreed to settlements of the Company's alleged liability for certain prior response costs incurred by the USEPA. While resolving the Company's alleged liability for these response costs, the settlement did not include a release of liability for

                               THE IT GROUP, INC.

future or final OII remedies. The USEPA has requested, and the Steering Committee and the Company have submitted, proposals to work cooperatively with interested parties on the final remedy. While the USEPA has estimated response costs for the final remedy to approximate $161.8 million, and the USEPA has alleged the Company generated 2% by volume of the manifested hazardous wastes disposed of at the site, the Company believes that USEPA's final remedy cost estimates are substantially overstated. Should the costs of the final remedy be greater than the amounts recognized or should the Company be forced to assume a disproportionate share of the costs of the final remedy, the cost to the Company of concluding this matter could materially increase.

 GBF Pittsburg Site

   In September 1987, the Company and 17 others were served with a Remedial Action Order (RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one of the two parcels as a liquid hazardous waste site.

   In June 1997, the DTSC completed and released a final Remedial Action Plan
(RAP) selecting DTSC's preferred pump-and-treat remedial alternative, which the Company now estimates to cost up to $18.0 million based on DTSC's prior estimates. As part of the RAP, the DTSC also advised the PRP group of its position that all PRPs, including the Company, are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4.0 million. (The DTSC also seeks approximately $1.0 million in oversight costs from all PRPs.) The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4.0 million, is appropriate and has filed an application with the appropriate Regional Water Quality Control Board (RWQCB) for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative.

   The Company and the PRP group initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. State of California Environmental Protection Agency Contra Costa County, California Superior Court Case No. C97-02936) challenging the final RAP, and the PRP group and the DTSC have agreed to stay this litigation and implementation of major RAP elements pending the RWQCB's review of the containment zone application. The PRP group continues to work with the RWQCB and the DTSC to determine the scope of the studies necessary for consideration of the application.

   In the final RAP the DTSC assigned the Company and the other members of the PRP group collective responsibility (on a non-binding basis) for 50% of the site's response costs. The PRP group continues to believe that the DTSC allocation is inappropriate and current owner/operators should pay a larger portion of the site's response costs and the PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time. Mediation of this litigation has been postponed until late September 1999. IT Corporation has paid approximately 50% of the PRP group's costs to-date on an interim basis.

   Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

                               THE IT GROUP, INC.

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

Subsequent events:

   On February 5, 1999, the Company signed an agreement to acquire all of the stock of Roche Limited Consulting Group (Roche) for $10.0 million plus two potential earnout payments. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche has approximately 700 employees and had revenue of $28.0 million in its most recent year ended December 31, 1998. The acquisition is expected to close in April 1999.

   On March 8, 1999, the Company signed an agreement to acquire specified assets of the Environment and Facilities Management Group (EFM Group) of ICF Kaiser International, Inc. for $82.0 million in cash reduced by $8.0 million representing working capital retained by Kaiser. The EFM Group provides environmental remediation, program management and technical support for United States Government agencies including the DOD, National Aeronautics and Space Administration (NASA) and the DOE as well as private sector environmental clients. The EFM Group has approximately 500 employees and had revenue of approximately $106.0 million for the calendar year ended December 31, 1998. The acquisition is expected to close in April 1999.

   The Company has begun a private placement of $200 million of subordinated notes (Notes). If the offering of the Notes is completed, the Notes will have a fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes will be general unsecured obligations of the Company, subordinated to the Company's credit facilities (see Notes to Consolidated Financial Statements--Long-term debt) and other senior indebtedness and pari passu with other existing future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes, assuming the offering is completed, will be used to fund the Roche and EFM acquisitions and to refinance existing indebtedness.

   On March 5, 1999, the lenders under the Company's credit facilities approved the third amendment to the loan agreement. The third amendment provides for the Company to issue up to $250 million in subordinated notes for the acquisitions (discussed above) and to pay down outstanding borrowings under the revolving credit facility portion of the credit facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There were none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   At the 1996 Annual Meeting of Stockholders, stockholders approved a cash investment (the Investment) of $45,000,000 in the Company by certain investors affiliated with The Carlyle Group (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C. In consideration of its investment, Carlyle received 45,000 shares of newly issued Cumulative Convertible Participating Preferred Stock, par value $100 per share (the Convertible Preferred Stock), and warrants (the Warrants) to purchase up to 1,250,000 shares of our Common Stock (at the current exercise price of $11.39 per share). Carlyle's purchase of the Convertible Preferred Stock and Warrants was financed through the private sale of interests in limited partnerships affiliated with Carlyle or through other entities. These partnerships and other entities then purchased the Convertible Preferred Stock and Warrants.

   Pursuant to the terms of the Investment, Carlyle is entitled to elect a majority of our Board of Directors, until November 20, 2001, which date is five years from the consummation of the Investment (the Five-Year Period), provided that Carlyle continues to own at least 20% of the voting power of the Company. Also pursuant to the terms of the Investment, the number of directors comprising our Board will be an odd number. A majority of the directors (the Preferred Stock Directors) will be elected by the holders of the Convertible Preferred Stock acting by written consent and without a meeting of the Common Stock holders, and the remaining directors (the Common Stock Directors) will be elected by the Common Stock holders. The Preferred Stock Directors serve for annual terms. The Investment agreements also provide that at least two of the directors elected by the holders of the Common Stock will have no employment or other relationship with us or Carlyle, other than their positions as directors of the Company. During the Five-Year Period, holders of the Convertible Preferred Stock will not participate in elections of the Common Stock Directors and the Preferred Stock Directors will not have the right to vote on the election of any director to fill a vacancy among the Common Stock Directors. At the end of the Five-Year Period, provided that Carlyle continues to own at least 20% of the voting power of the Company, holders of the Convertible Preferred Stock will be entitled to elect the largest number of directors which is a minority of the directors and to vote with the Common Stock holders (as a single class) on the election of the remaining directors. Additionally, the holders of the Convertible Preferred Stock, in the event they no longer have the right to elect at least a minority of the directors, will have the right (voting as a class with holders of our 7% Cumulative Convertible Exchangeable Preferred Stock, par value $100 per share, and any other parity stock) to elect two directors to the Board in the event we fail to make payment of dividends on the Convertible Preferred Stock for six dividend periods.

   Pursuant to an agreement of merger dated January 15, 1998 (the OHM Merger Agreement), the Company acquired OHM Corporation (OHM) in a two-step transaction, comprised of a tender offer for 13,933,000 shares of OHM common stock, or 54% of the outstanding OHM stock, for $160,300,000 in cash, which was consummated on February 25, 1998, and a merger (the OHM Merger) of an IT subsidiary into OHM on June 11, 1998. In the OHM Merger, the former OHM shareholders received IT common stock representing approximately 57% of the outstanding IT common stock and 45% of the voting power of IT, as well as cash in the aggregate amount of $30,800,000. Subsequent to the OHM Merger, holders of the Convertible Preferred Stock own approximately 21% (approximately 24% assuming exercise of the Carlyle Warrants) of the Company's voting power.

   At the Special Meeting of Shareholders held on June 11, 1998 (the Special Meeting), at which the OHM Merger was approved, the shareholders also voted to eliminate our classified Board of Directors system.

Under that system, the Common Stock Directors served for three year terms which were staggered to provide for the election of approximately one-third of the Board members each year. As a result of the shareholders' vote to eliminate our classified Board of Directors system, the holders of the Common Stock are entitled to vote each year on the election of all Common Stock Directors.

   After the OHM Merger, pursuant to the OHM Merger Agreement, Richard W. Pogue and Charles W. Schmidt were appointed to the Board of Directors as Common Stock Directors. In connection with their appointment, the authorized number of directors (both Common and Preferred Stock Directors) was increased to nine
(9), with the Board consisting of five Preferred Stock Directors and four Common Stock Directors so that the Preferred Stock Directors continue to represent a majority of the Board of Directors. To allow for this change, one of the Common Stock Directors, E. Martin Gibson, resigned as such and was reappointed as a Preferred Stock Director.

   After giving effect to the changes approved in connection with the OHM Merger, our Board of Directors is constituted as follows:

                                                                Term to Director of the
Name                      Age         Current Position          Expire  IT Group Since
----                      ---         ----------------          ------- ---------------
Common Stock Directors:
Anthony J. DeLuca (1)...   51 Director, Chief Executive Officer  1999        1996
                              and President

James C. McGill (3).....   55 Director                           1999        1990

Richard W. Pogue (3)....   70 Director                           1999        1998

Charles W. Schmidt (2)..   71 Director                           1999        1998

Preferred Stock
 Directors:
Daniel A. D'Aniello (1)
 (2)....................   52 Director and Chairman of the       1999        1996
                              Board (non-officer position)

Philip B. Dolan (1)
 (2)....................   40 Director                           1999        1996

E. Martin Gibson (3)....   60 Director                           1999        1994

Robert F. Pugliese (3)..   66 Director                           1999        1996

James David Watkins
 (2)....................   72 Director                           1999        1996

--------
(1) Member of Executive Committee

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

   Mr. DeLuca was named Chief Executive Officer and President on July 22, 1997 and President and Acting Chief Executive Officer and a Director as of July 1, 1996. Prior thereto, Mr. DeLuca had been Senior Vice President and Chief Financial Officer of the IT Group since March 1990. Before joining us Mr. DeLuca had been a senior partner at the public accounting firm Ernst & Young LLP.

   Mr. Dolan has been a Principal for Carlyle since 1998. Prior thereto, he was a Vice President for Carlyle from 1989. He also serves on the Board of Directors of Baker & Taylor, Inc. Prior to joining Carlyle, Mr. Dolan was an investment analyst and fund manager with the Trust Division of the Mercantile-Safe Deposit and Trust Company and was engaged in management consulting and practiced public accounting with Seidman & Seidman. Mr. Dolan is a Certified Public Accountant.

   Mr. Gibson served as Chairman of the Board of Directors, a non-officer, non-employee position, from April 6, 1995 until his resignation as Chairman upon completion of the Investment. From 1990 until December 1994, Mr. Gibson served as Chairman of Corning Life Sciences, Inc., a subsidiary of Corning Incorporated. Mr. Gibson served in various other senior management capacities with Corning Incorporated during his 32 year career there, including as a Senior Vice President and General Manager of Corning Medical and Scientific Division from 1980 until 1983, and as Group President of Corning Consumer Products and Laboratory Sciences from 1983 until 1990. From 1983 to 1994, Mr. Gibson served on the Board of Directors of Corning Incorporated. Mr. Gibson also serves on the Boards of Directors of Hardinge, Inc., NovaCare, Inc. and Primerica, Inc.

   Mr. McGill is currently, and has been for at least five years, a private investor. He served as Chairman of McGill Environmental Systems, Inc. from 1970 to 1987. Mr. McGill serves on the Board of Trustees of the University of Tulsa and on the Boards of Directors of two private corporations that are engaged in venture capital and health exercise equipment businesses.

   Mr. Pogue is a consultant with Dix & Eaton, a public relations firm. Effective June 30, 1994, Mr. Pogue retired as Senior Partner of the law firm of Jones, Day, Reavis & Pogue, Cleveland, Ohio, of which he had been a partner since 1961. Mr. Pogue is also a Director of Continental Airlines, Inc., Derlan Industries Limited, M.A. Hanna Company, KeyCorp, LAI Worldwide, Inc., Rotek Incorporated and TRW Inc. Mr. Pogue was a Director of OHM for 12 years prior to the OHM Merger.

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

   Mr. Schmidt retired in January 1991 as Senior Vice President, External Affairs of Raytheon Company, a broadly diversified manufacturer of industrial and consumer products, and was formerly President and Chief Executive Officer of SCA Services, Inc., a company that provided waste management-related services and previously was President and Chief Executive Officer of S.D. Warren Company, a division of Scott Paper Company. Mr. Schmidt also serves as a trustee of the Massachusetts Financial Services Family of Mutual Funds and is a Director of Mohawk Paper Company. Mr. Schmidt was a Director of OHM for 12 years prior to the OHM Merger.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Exchange Act and also requires that the Company disclose any noncompliance with those requirements during fiscal year 1998. Based solely upon a review of reports delivered to the Company, the Company believes all Section 16(a) filing requirements were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

   The "Executive Compensation" section of Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the nine months ended December 25, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Stockholders

   The following table sets forth information as of March 5, 1999 with respect to beneficial ownership of (a) Common Stock, (b) Depositary Shares, each representing 1/100 of a share of 7% Preferred Stock (the Depositary Shares),
(c) Convertible Preferred Stock and (d) the Warrants, by (w) each person known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock (based solely on information contained in Schedules 13D, -G, or -F filed by such persons and delivered to the Company), Depositary Shares, Convertible Preferred Stock or Warrants, (x) each director of the Company, (y) the executive officers of the Company and (z) all directors and persons serving as executive officers of the Company as a group.

                           Amount and                   Amount and                 Amount and     Percent of
                           Nature of       Percent of   Nature of    Percent of     Nature of    Convertible
                           Beneficial        Common     Beneficial   Depositary    Beneficial     Preferred
                          Ownership of       Stock     Ownership of    Shares     Ownership of      Stock
                             Common       Beneficially  Depositary  Beneficially   Convertible   Beneficially
          Name            Stock (1)(2)     Owned (2)      Shares       Owned     Preferred Stock    Owned
          ----            ------------    ------------ ------------ ------------ --------------- ------------
TCG Holdings, L.L.C.....   6,556,061(3)      22.49%                                  41,263         89.52%
Carlyle Investment
 Management, L.L.C......     766,954(4)       3.28%                                   4,832         10.48%
Brahman Capital Corp. et
 al.....................   2,939,492(5)      13.01%
T. Rowe Price
 Associates, Inc.(6)....   1,493,311          6.60%
Dimension Fund Advisors
 (7)....................   1,239,915          5.49%
Baron Capital Group,
 Inc. (8)...............   1,200,000          5.31%
Daniel A. D'Aniello
 (9)....................           0            --
Philip B. Dolan (11)....           0            --
E. Martin Gibson........      12,226             *        5,000           *
James C. McGill (10)....      20,713             *        1,000           *
Robert F. Pugliese......       2,966             *
James D. Watkins........       2,966             *
Anthony J. DeLuca.......     188,485             *
David L. Backus.........           0             *
James G. Kirk...........       2,624             *
James R. Mahoney........      85,730             *
Richard W. Pogue........      69,841(11)         *
Raymond J. Pompe........      74,725             *
Charles W. Schmidt......      15,940             *
Philip O. Strawbridge...     173,195             *
All directors and
 executive officers as a
 group (14 persons)
 (12)...................     649,411          2.83%

--------
*Less than 1%

(1) The number of shares of Common Stock beneficially owned includes shares of Common Stock in which the persons set forth in the table have either investment or voting power. Unless otherwise indicated, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power, subject to community property laws where applicable. The number of shares beneficially owned also includes shares that the following individuals have the right to acquire within 60 days of March 5, 1999 upon exercise of stock options (and conversion of Depositary Shares in the case of Messrs. Gibson and
   McGill) in the following amounts: (i) 6,875 shares upon exercise of options and 5,351 shares upon conversion of the Depositary Shares as to Mr. Gibson,
   (ii) 1,875 shares upon exercise of options and 1,070 shares upon conversion of the Depositary Shares as to Mr. McGill, (iii) 55,760 shares as to Mr. Pogue, (iv) 13,940 shares as to Mr. Schmidt, (v) 38,834 shares as to Mr. DeLuca, (vi) 31,834 shares as to Mr. Mahoney, (vii) 20,355 shares as to Mr. Pompe, (viii) 2,624 shares as to Mr. Kirk, and (ix) 136,565 shares as to Mr. Strawbridge.

(2) For the purposes of determining the number of shares of Common Stock beneficially owned, as well as the percentage of outstanding Common Stock held, by each person or group set forth in the table, the number of such shares is divided by the sum of the number of outstanding shares of Common Stock on March 5, 1999 plus (i) the number of shares of Common Stock subject to options exercisable currently or within 60 days of March 5, 1999 by such person or group, (ii) shares of Common Stock into which persons who hold Depositary Shares or Convertible Preferred Stock may convert such security (or otherwise obtain Common Stock), and/or receive Common Stock upon exercise of Warrants, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (Rule 13d-3(d)(1)). Depositary Shares may be converted at any time into Common Stock at the ratio of 1.0702 shares of Common Stock for each Depositary Share. The Convertible Preferred Stock may be converted at any time into Common Stock at the ratio of 131.75 shares of Common Stock for each share of Convertible Preferred Stock (reflecting a conversion price of $7.59 per share of Convertible Preferred Stock).

(3) Represents shares of Common Stock issuable upon conversion of all shares of Convertible Preferred Stock and exercise of all Carlyle Warrants held by certain limited partnerships controlled by TCG Holdings, L.L.C., a Delaware limited liability company (TCG Holdings), as set forth in more detail in the following sentence. The cumulative TCG Holdings ownership figure represents (i) 1,826,339 shares beneficially owned by Carlyle Partners II, L.P., a Delaware limited partnership (CPII), (ii) 82,936 shares beneficially owned by Carlyle Partners III, L.P., a Delaware limited partnership (CPIII), (iii) 1,530,275 shares beneficially owned by Carlyle International Partners II, L.P., a Cayman Islands limited partnership (CIPII), (iv) 82,095 shares beneficially owned by Carlyle International Partners III, L.P., a Cayman Islands limited partnership (CIPIII), (v) 344,474 shares beneficially owned by C/S International Partners, a Cayman Islands partnership (C/SIP), (vi) 1,907 shares beneficially owned by Carlyle Investment Group, L.P., a Delaware limited partnership (CIG), (vii) 2,407,370 shares beneficially owned by Carlyle-IT International Partners, L.P., a Cayman Islands limited partnership (CITIP), (viii) 80,818 shares beneficially owned by Carlyle-IT International Partners II, L.P., a Cayman Islands limited partnership (CITIPII), and (ix) 199,847 shares beneficially owned by Carlyle-IT Partners, L.P., a Delaware limited partnership (CITP). TC Group, L.L.C., a Delaware limited liability company (TC Group), may be deemed to be the beneficial owner of 6,556,061 shares of ITC Common Stock as the general partner of CPII, CPIII, CIG, and CITP, and as the managing general partner of CIPII, CIPIII, C/SIP, CITIP and CITIPII. TCG Holdings, as a member holding a controlling interest in TC Group, may be deemed to share all rights herein described belonging to TC Group. Furthermore, because certain managing members of TCG Holdings are also managing members of Carlyle Investment Management, L.L.C., a Delaware limited liability company (CIM), TCG Holdings may be deemed the beneficial owner of the shares of Common Stock controlled by CIM (see footnote 4 below). The principal business address of TC Group and TCG Holdings is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington DC 20004. The principal business address of CPII, CPIII, CIG, CITP and CIM is Delaware Trust Building, 900 Market Street, Suite 200, Wilmington, Delaware 19801. The principal business address of CIPII, CIPIII, C/SIP, CITIP and CITIPII is Coutts & Co., P.O. Box 707, Cayman Islands, British West Indies.

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

(5) Such information is derived solely from a Schedule 13G filed by the Brahman Stockholders, which is comprised of the entities listed in the following sentence (filing as joint filers), with the SEC dated February 12, 1999. The Brahman Stockholders' cumulative ownership represents (i) 469,042 shares with respect to which Brahman Partners II, L.P. has shared power to vote or direct the vote and shared power to dispose or direct the disposition, (ii) 1,052,641 shares with respect to which Brahman Institutional Partners, L.P. has shared power to vote or direct the vote and shared power to dispose or direct the disposition, (iii) 1,214,219 shares with respect to which BY Partners, L.P. has shared power to vote or direct the vote and shared power to dispose or direct the disposition, (iv) 2,735,902 shares with respect to which Brahman Management, L.L.C. has shared power to vote or direct the vote and shared power to dispose or direct the disposition, (v) 1,273,509 shares with respect to which Brahman Capital Corp. has shared power to vote or direct the vote and shared power to dispose or direct the disposition (which position includes shares owned by Brahman Partners II Offshore, Ltd), and
   (vi) 2,795,192 shares with respect to which each of Peter A. Hochfelder, Robert J. Sobel, and Mitchell A. Kuflik have shared power to vote or direct the vote and shared power to dispose or direct the disposition. The Brahman Stockholders further report in such Schedule 13G that (i) none of the above named entities individually has the sole power to vote or direct the vote or to dispose or direct the disposition of the shares it beneficially owns,
   (ii) but that Brahman Management, as the sole general partner of Brahman Partners II, L.P., BY Partners, L.P. and Brahman Institutional Partners, L.P., has the power to vote and dispose of the shares owned by each of Brahman Partners II, L.P., BY Partners, L.P. and Brahman Institutional Partners, L.P., and (iii) further that Brahman Capital Corp., pursuant to investment advisory contracts and arrangements, has the power to vote and dispose of the shares owned by BY Partners, L.P. and Brahman Partners II Offshore, Ltd., a Cayman Islands exempted company. The address of Brahman Capital Corp and the affiliated reporting persons is 277 Park Avenue, 26th Floor, New York, New York 10172 except in the case of Brahman Partners II Offshore, Ltd., the address of which is c/o Citco, N.V. Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles.

(6) Such information is based solely from a Schedule 13G filed by T. Rowe Price Associates (Price) with the SEC dated February 12, 1999. Price's ownership represents (i) 1,328,000 shares which Price owns directly and
     (ii) 165,911 shares deemed outstanding and owned directly subject to warrants and conversion privileges. Further, of the 1,493,911 share Price holds, it has sole power to vote or direct the vote of 271,300 shares. These securities are owned by various individual and institutional investors which Price serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price is deemed to be a beneficial owner of such securities; however, Price expressly disclaims that it is, in fact, the beneficial owner of such securities. Price's address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(7) Such information is derived solely from a Schedule 13G filed by Dimension Fund Advisors, Inc. (Dimension) with the SEC dated February 11, 1999. Dimension reports that it is an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, and furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the Portfolios.) In its role as investment advisor and investment manager, Dimension possesses both voting and investment power over the securities of the Company described that are owned by the Portfolios. All securities reported in this schedule are owned by the portfolios, and Dimension disclaims beneficial ownership of such securities. Dimension further reports that none of its advisory clients, to its knowledge, owns more than 5% of the class. Dimension disclaims beneficial ownership of all such securities. Dimension's address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(8) Such information is derived solely from a Schedule 13G filed by the Baron Shareholders, which is composed of the entities listed in the following sentence (filing as joint filers), with the SEC dated June 4, 1998. The Baron Stockholders is comprised of Baron Capital Group, Inc. (BCG), Bamco, Inc. (BAMCO), Baron Small Cap Fund (BSC), Baron Asset Fund (BAF), and Ronald Baron. The Baron Stockholders report in such Schedule 13G that
     (i) BCG, BAMCO, BSC and Ronald Baron have the shared power to vote or direct the vote of 1,200,000 shares of Common Stock; (ii) BCG, BAMCO, BAF and Ronald Baron have shared power to dispose of or direct the disposition of 1,200,000 shares of Common Stock, but that none of BCG, BAMCO, BSC, or Ronald Baron have the sole power to vote or direct the vote of or the sole power to dispose or to direct the disposition of, any Common Stock. BAMCO is a subsidiary of BCG.

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

(9) Mr. D'Aniello is a Managing Member of TCG Holdings. Mr. D'Aniello's interest in TCG Holdings is not controlling and thus Mr. D'Aniello expressly disclaims any beneficial ownership in the shares of Company Common Stock beneficially owned by TCG Holdings. Mr. Dolan is an employee of The Carlyle Group and holds no economic interest in either TC Group or TCG Holdings, and as such expressly disclaims any beneficial ownership in the shares of Company Common Stock beneficially owned by any of such entities.

(10) Includes 1,000 shares of Common Stock and 1,000 Depositary Shares (convertible into 1,070 shares of Common Stock) owned by Mr. McGill's wife, as to which Mr. McGill has no voting or dispositive power, and 1,250 shares owned by a revocable living trust maintained by Mr. McGill. Mr. McGill disclaims beneficial ownership of all such shares. Also includes 1,875 shares that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of March 5, 1999.

(11) Includes 1,081 shares of Common Stock owned by a revocable trust for Mr. Pogue's wife with respect to which Mr. Pogue is a trustee. Mr. Pogue disclaims beneficial ownership of all such shares.

(12) Includes 308,662 shares of Common Stock that may be purchased upon the exercise of options that are currently exercisable or that will become exercisable within 60 days of March 5, 1999 and 6,000 Depositary Shares (convertible into 6,421 shares of Common Stock).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

   The agreements provide for severance payments under certain circumstances. Under the agreements, the Company will have "good reason" to terminate Messrs. DeLuca, Mahoney or Pompe because of the Company's performance if such persons fail to meet certain management forecasts for two consecutive fiscal years. If the executive is terminated because of the Company's performance (under the circumstances permitted in the agreements) within 24 months after a change in control, is terminated without reason, or resigns for cause, he is entitled to receive his base salary as adjusted from time to time (presently $400,000 in the case of Mr. DeLuca, $260,000 in the case of Mr. Mahoney and $280,000 in the case of Mr. Pompe) for 12 months following the termination (24 months in the case of Mr. DeLuca), or, if he is terminated because of the Company's performance (under the circumstances permitted in the agreements) but not within 24 months after a change in control, he is entitled to receive his base salary for six months following the termination (12 months in the case of Mr. DeLuca). In addition, under certain circumstances, the executive's short-term incentive compensation will be paid on a pro-rated basis, and he will be entitled to Company employee benefits for a specified period.

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

   The Company has also agreed to enter into employment agreements with David
L. Backus and Philip O. Strawbridge with terms similar to those of the employment agreements for Messrs. Mahoney and Pompe. The Company has also agreed to enter into severance agreements with certain other key executives of the Company. Such agreements generally will provide for the payment of 12 months of base salary in the event the executive is involuntarily terminated for other than cause.

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

   Backus Arrangements. David L. Backus, a Senior Vice President has agreed to be employed by the Company following the acquisition of GTI. While employed at GTI, Mr. Backus was on loan from his previous employer. The Company paid Mr. Backus $200,000 as full consideration for the value of foregone benefits and compensation that he would have been entitled to if he had returned to his previous employer.

   Coffman Agreement. In connection with his resignation from the Company, Franklin E. Coffman, a Senior Vice President, entered into an agreement dated as of April 17, 1998 superceding his employment agreement. See "Certain Transactions--Employment Agreements." Pursuant to that agreement Mr. Coffman resigned as an officer of the Company and received a one-time payment of $275,000, less payroll deductibles representing one year's salary and the cash value of certain benefits. Mr. Coffman's eligibility to participate in Company benefits ceased as of the date of the agreement. The Company and Mr. Coffman also agreed that he would have the right to exercise vested options during a two year period after the agreement and that all unvested options will expire on the earlier of their scheduled expiration or April 7, 2000. The Company also agreed to lift vesting restrictions on 8,971 shares of previously awarded restricted stock. The terms of the agreement were consistent with terms that he would have received if he had retired from the Company.

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

   In connection with the relocation and consolidation of the Company's corporate headquarters from Torrance, California to Pittsburgh, Pennsylvania in June 1997, and other relocations occurring at approximately the same time, the Company offered relocation assistance to a limited number of officers and key employees. Relocation assistance packages offered to these individuals involve three elements: 1) reimbursement of out-of-pocket relocation expenses, including travel, real estate brokerage commissions (up to a 6% maximum), and loan origination fees (up to a maximum of two points), 2) a loan to be used for the purchase of a new residence, and 3) a mobility allowance of between 15% and 30% of salary (Mr. Mahoney received an allowance of 30% of salary in connection with his relocation and Mr. DeLuca received a 30% allowance in connection with his relocation). Amounts paid to reimburse out-of-pocket expenses were "grossed-up" for tax purposes. The loans to relocating associates have ten year terms, are to be secured by the residence purchased, and do not bear interest as long as the associate stays with the Company. Five percent of the loan principal is required to be repaid annually by the associate and 5% will be forgiven annually by the Company for each year the associate remains with the Company. The loans are also due upon the sale of the residence purchased.
Mr. DeLuca and Mr. Mahoney each were offered and accepted relocation loans on such terms in the original principal amounts of up to $100,000. Mr. DeLuca accepted a loan of $70,000 in May 1997 and the balance of $30,000 in August 1998. During the fiscal year ended December 25, 1998, (i) Mr. DeLuca repaid $3,500 of the loan, and (ii) the maximum amount owed by Mr. DeLuca to the Company under the loan was $91,500. As of March 5, 1999, the principal amount outstanding for Mr. DeLuca's loan was $86,500. Mr. Mahoney accepted a loan of $100,000 in April 1998. During the fiscal year ended December 25, 1998, the maximum amount owed by Mr. Mahoney to the Company under the loan was $100,000. As of March 5, 1999, the principal amount outstanding for Mr. Mahoney's loan was $90,000. Total relocation costs for all relocating employees was approximately $953,000.

   Executive Stock Ownership. The Company has adopted an Executive Stock Ownership Program which requires that within three years certain key executives own an amount of the Company's Common Stock equal to a multiple of their salary ranging from one times salary for vice presidents to three times salary for Mr. DeLuca. To assist these executives in meeting the ownership guidelines, the Company has provided loans to Messrs. DeLuca, Mahoney, Pompe, and Strawbridge in the amounts of $939,100, $152,600, $164,300 and $233,300 respectively, to purchase the Company's Common Stock. The Company also provided similar loans totaling $510,700 to four other key executives. All of the executives used the loans solely to purchase the Company's Common Stock at current market prices. The loans bear interest at the rate of 4.46% per year and are repayable upon the earlier of the executives' termination of employment or November 23, 2001. It is expected that the executives will be able to repay the loans from incentive compensation payments earned throughout the three-year loan period.

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

   Directors and officers of the Company are covered under policies of directors' and officers' liability insurance. The directors and all officers serving the Company as Senior Vice President or in a higher position and certain other officers are parties to Indemnity Agreements (the Indemnity Agreements). The Indemnity Agreements provide indemnification for the directors and covered officers in the event the directors' and officers' liability insurance does not cover a particular claim for indemnification or if such a claim or claims exceed the limits of such coverage. The Indemnity Agreements are generally intended to provide indemnification for any amounts a director or covered officer is legally obligated to pay because of claims arising out of the director's or officer's service to the Company.

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

   The Investment agreements also contain additional provisions for the indemnification of Company directors and officers in certain circumstances. The Investment Agreement provides that the Company will indemnify, defend and hold harmless Carlyle, and its affiliates, directors, officers, advisors, employees and agents to the fullest extent lawful from and against all demands, losses, damages, penalties, claims, liabilities, obligations, actions, causes of action and reasonable expenses (Losses) arising out of the Investment Agreement or the related transactions or arising by reason of or resulting from the breach of any representation, warranty, covenant or agreement of the Company contained in the Investment Agreement for the period for which such representation or warranty survives; provided, however, that the Company shall not have any liability to indemnify Carlyle with respect to Losses arising from the bad faith or gross negligence of the Carlyle indemnified party.

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

   Further, pursuant to the Merger Agreement with OHM, the Company will, from and after the effective time of the OHM Merger, indemnify and hold harmless, to the fullest extent permitted under applicable law (and the Company will also advance expenses as incurred to the fullest extent permitted under applicable law, provided the person to whom expenses are advanced provides an undertaking to repay such advances if it is ultimately determined that such person is not entitled to indemnification), each present and former director and officer of OHM and its subsidiaries against any costs or expenses (including reasonable attorneys' fees), judgments, fines, losses, claims, damages or liabilities incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to matters existing or occurring at or prior to the effective time of the OHM Merger, including the transactions contemplated by the OHM Merger Agreement, which is based or arises out of the fact that such person is or was a director or officer of OHM or any of its subsidiaries. In addition, for not less than six years after the effective time, the Company and OHM will maintain OHM's and its subsidiaries' existing directors' and officers' liability insurance ("D&O Insurance"), subject to certain maximum premium payments, provided that the Company may substitute therefor policies having at least the same coverage and containing terms which are no less advantageous to the intended beneficiaries thereof than the existing D&O Insurance with respect to matters existing or occurring at or prior to the effective time or may purchase a six-year extended reporting endorsement under OHM's existing D&O Insurance.

   The Company has substantially similar indemnification obligations with respect to persons who are or were directors, officers, employees or agents of GTI before or after the effective time of the merger with GTI, pursuant to the agreement for the acquisition of GTI.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

Exhibits

   These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

 Exhibit
   No.                                 Description
 -------                               -----------
  2      Omitted--Inapplicable.
  3(i)   Certificate of Incorporation of the Registrant as amended by the
         Amendment to Certificate of Incorporation filed September 17, 1987, with the Delaware Secretary of State(1), and by the Certificate of
         Amendment to Certificate of Incorporation filed June 19, 1998(2), with the Delaware Secretary of State(2) and by the Certificate of Amendment
         of Certification of Incorporation of International Technology
         Corporation, dated as of December 21, 1998, as filed with the Delaware
         Secretary of State on December 23, 1998.(3)
  3(ii)  Amended and Restated Bylaws of the Registrant as amended through June
         12, 1998.(2)
  4(i)   1.  Certificate of Designations with respect to the Registrant's 7%
             Cumulative Convertible Exchangeable Preferred Stock, $100 par
             value.(4)
         2.  Certificate of Designations, Preferences and Relative,
             Participating, Optional and Other Special Rights and
             Qualifications, Limitations and Restrictions Thereof of
             Cumulative, Convertible Participating Preferred Stock of The IT
             Group, Inc., issued November 20, 1996.(5)
  4(ii)  1.  Indenture for the Registrant's 7% Convertible Subordinated
             Debentures Due 2008.(4)
         2.  Indenture dated as of October 1, 1986 between OHM Corporation and
             United States Trust Company of New York, Trustee, relating to OHM
             Corporation's 8% Convertible Subordinated Debentures due October
             1, 2006.(6)
         3.  Specimen Debenture Certificate.(7)
         4.  First Supplemental Indenture dated as of May 20, 1994 by and among
             OHM Corporation and United States Trust Company of New York.(8)
         5.  Second Supplemental Indenture dated as of June 11, 1998 among OHM
             Corporation, The IT Group, Inc., a guarantor, and United States
             Trust Company of New York.(2)
  9      Omitted--Inapplicable.
 10(ii)  1.  Amended and Restated Credit Agreement, dated as of June 11, 1998, among the Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks,
             Citicorp USA Inc., in its capacity as administrative agent, and
             BankBoston, M.A., in its capacity as documentation agent.(9)
         2.  First Amendment dated September 16, 1998 to the Amended and
             Restated Credit Agreement, dated as of June 11, 1998, among the
             Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, N.A., in its capacity as documentation agent.(10)

 Exhibit
   No.                                 Description
 -------                               -----------
          3. Second Amendment dated October 26, 1998 to the Amended and
             Restated Credit Agreement, dated as of June 11, 1998, among the
             Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, N.A., in its capacity as documentation agent.(10)
          4. Third Amendment dated March 5, 1999 to the Amended and Restated
             Credit Agreement, dated as of June 11, 1998, among the Registrant,
             IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, N.A., in its capacity as documentation agent.
          5. Agreement and Plan of Merger, dated as of January 15, 1998, among
             OHM Corporation, Registrant and IT-Ohio, Inc.(11)
          6. Parent Voting Agreement dated January 15, 1998 among OHM
             Corporation, Registrant and the stockholders of Registrant named therein.(11)
          7. Company Voting Agreement dated January 15, 1998 among OHM
             Corporation, Registrant and the shareholders of OHM Corporation named therein.(11)
          8. Option Termination Agreement dated January 15, 1998 between James
             L. Kirk and OHM Corporation.(11)
          9. Share Repurchase Agreement dated January 15, 1998 among OHM
             Corporation, Registrant, Rust International, Inc. and Waste
             Management, Inc.(11)
         10. Second Amended and Restated Share Repurchase Agreement, dated as of February 17, 1998, among OHM Corporation, WMX, Rust, Rust
             Remedial Services Holding Company Inc. and Registrant.(12)
         11. Stock Purchase Agreement dated as of June 17, 1997 by and among
             OHM Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr.,
             Robert Newberry and Scott Doxey.(13)
         12. Agreement and Plan of Merger, dated as of October 27, 1998, among
             Fluor Daniel GTI, Inc., Tiger Acquisition Corporation and the
             Registrant.(10)
         13. Amended and Restated Marketing Agreement dated as of October 27,
             1998 between Fluor Daniel GTI, Inc. and Fluor Daniel, Inc.(10)
         14. Intercompany Services Agreement dated October 27, 1998 between the
             Registrant, Fluor Daniel, Inc. and Fluor Daniel GTI, Inc.(10)
         15. Share Purchase Agreement dated February 5, 1999 by and between the shareholders of Roche Limited, Consulting Group and IT Holdings
             Canada, Inc. and The IT Group, Inc.
         16. Asset Purchase Agreement, dated as of March 8, 1999, between IT and ICF Kaiser International, Inc.(14)
         17. Stock Redemption Agreement dated as of June 26, 1998, between
             Quanterra Incorporated, the registrant and IT Corporation.(15)
         18. Securities Purchase Agreement dated as of August 28, 1996 between the Registrant and certain Purchasers identified therein
             affiliated with The Carlyle Group(5), including agreement by and between The Carlyle Group and the Registrant re financial advisory and investment banking fees.(16)

 Exhibit
   No.                                 Description
 -------                               -----------
         19. Amendment No. 1, dated November 20, 1996, to Securities Purchase
             Agreement dated August 28, 1996, by and among the Registrant and certain Purchasers identified therein affiliated with The Carlyle
             Group.(17)
         20. Form of Warrant Agreement by and among the Registrant and certain
             Warrant Holders defined herein affiliated with The Carlyle Group, dated as of November 20, 1996.(5)
         21. Form of Registration Rights Agreement by and among the Registrant and certain Investors affiliated with The Carlyle Group, dated
             November 20, 1996.(5)
         22. Master Loan and Security Agreement dated May 11, 1993, between OHM
             Remediation Services Corp. and BOT Financial Corporation.(18)
         23. Amendment No. 1 to Master Loan and Security Agreement dated as of
             January 19, 1995 between BOT Financial Corporation and OHM
             Remediation Services Corp.(19)
         24. Promissory Note dated December 23, 1993 executed by OHM
             Remediation Services Corp. in favor of BOT Financial
             Corporation.(20)
         25. Promissory Note dated December 28, 1994 executed by OHM
             Remediation Services Corp. in favor of BOT Financial
             Corporation.(8)
         26. Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and Internationale
             Nederlanden Lease Structured Finance B.V.(21)
         27. Promissory Note dated August 31, 1994 executed by OHM Remediation
             Services Corp. in favor of Internationale Nederlanden Lease
             Structured Finance B.V.(21)
         28. Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale Nederlanden Lease
             Structured Finance B.V.(21)
 10(iii)  1. Non-Employee Directors' Retirement Plan, as amended and restated
             June 2, 1994(22)(23), as amended by the Amended and Restated Non-
             Employee Directors Retirement Plan, Amendment No. 5, dated
             November 20, 1996.(22)(16)
          2. Description of the Special Turn-a-Round Plan (Fiscal Year 1995
             Management Incentive Plan) of the Registrant.(22)(24)
          3. 1983 Stock Incentive Plan, as amended.(22)(25)
          4. 1991 Stock Incentive Plan(22)(26) as modified by waiver dated
             November 20, 1996, by certain former Non-Employee Directors, in favor of the Registrant.(16)(22)
          5. Form of Amendment dated October 23, 1998, to the Restricted Stock and Escrow Agreement under the Registrant's 1991 Stock Incentive
             Plan.(22)(27)
          6. 1996 Stock Incentive Plan, as amended and restated effective June
             11, 1998.(22)(28)
          7. OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994.(22)(29)
          8. OHM Corporation Nonqualified Stock Option Plan for
             Directors.(22)(30)
          9. OHM Corporation Directors' Deferred Fee Plan.(8)(22)
         10. Amendment No. 1 to OHM Corporation Directors' Deferred Fee
             Plan.(19)(22)
         11. OHM Corporation Retirement Savings Plan, as amended and restated
             as of January 1, 1994.(8)(22)

 Exhibit
   No.                                 Description
 -------                               -----------
         12. Amendment No. 1 to OHM Corporation Retirement Savings Plan, as
             amended and restated as of January 1, 1994.(19)(22)
         13. Amendment No. 2 to OHM Corporation Retirement Savings Plan, as
             amended and restated as of January 1, 1994.(22)(31)
         14. OHM Corporation Retirement Savings Plan Trust Agreement between
             OHM Corporation and National City Bank, as Trustee, as amended and restated effective July 1, 1994.(8)(22).
         15. Fiscal Year 1997 Management Incentive Plan.(16)(22)
         16. Fiscal Year 1998 Management Incentive Plan.(16)(22)
         17. Retirement Agreement dated March 3, 1994 between Murray H.
             Hutchison and the Registrant.(24)(22) as amended by First
             Amendment dated January 6, 1995 to the Retirement Agreement dated
             March 3, 1994 between Murray H. Hutchison and the
             Registrant.(22)(32)
         18. Retirement Plan of IT, 1993 Restatement.(22)(24)
         19. Amendment Number One to IT Corporation Retirement Plan, dated as of July 1, 1995.(22)(33)
         20. Amendment Number Two to IT Corporation Retirement Plan, dated as of October 1, 1995.(22)(33)
         21. Amendment Number Three to IT Corporation Retirement Plan, dated as of July 15, 1996.(22)(34)
         22. Amendment Number Four to IT Corporation Retirement Plan, dated as of February 1, 1997.(16)(22)
         23. Amendment Number Five to IT Corporation Retirement Plan, dated as of May 13, 1997.(16)(22)
         24. Amendment Number Six to IT Corporation Retirement Plan dated as of
             May 27, 1998.(2)(22)
         25. Amendment Number Seven to IT Corporation Retirement plan dated as of December 31, 1998.(22)
         26. Executive Stock Purchase Interest Reimbursement Plan, approved
             September 6, 1995.(22)(26)
         27. Executive/Directors Deferred Compensation Plan, effective January
             1, 1996.(22)(26)
         28. Executive Restoration Plan, effective July 1, 1995 as amended through May 13, 1997.(22)(26)
         29. IT Corporation Deferred Compensation Plan (amended and restated
             effective January 1, 1998).(2)(22)
         30. IT Corporation Restoration Plan amended and restated effective
             January 1, 1998.(2)(22)
         31. 1997 The IT Group, Inc. Non-Employee Directors Stock Plan--
             Director Fees, dated as of February 26, 1997.(22)(34)
         32. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and Anthony J.
             DeLuca.(16)(22)
         33. Separation Agreement, dated as of April 10, 1998, by and between the Registrant, its subsidiaries and affiliates, and Franklin E.
             Coffman.(2)(22)
         34. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and James R.
             Mahoney.(16)(22)
         35. Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT Corporation, and Raymond J.
             Pompe.(16)(22)

 Exhibit
   No.                                 Description
 -------                               -----------
         36. Employment Continuation, Non-competition and Confidentiality
             Agreement dated the 17th day of June, 1997, by and between Beneco
             Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Scott Doxey.(2)(22)
         37. Employment Continuation, Non-competition and Confidentiality
             Agreement dated the 17th day of June, 1997, by and between Beneco
             Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Robert Newberry.(2)(22)
         38. Employment Continuation, Non-competition and Confidentiality
             Agreement dated the 17th day of June, 1997, by and between Beneco
             Enterprises, Inc., a Utah corporation, OHM Corporation, an Ohio corporation, and Bennie Smith, Jr.(2)(22)
         39. Form of Employment Agreement by and between OHM Corporation, and each of Pamela K.M. Beall, Robert J. Blackwell, Kris E. Hansel,
             Steven E. Harbour, James L. Kirk, Philip V. Petrocelli, Philip O.
             Strawbridge, and Michael A. Szomjassy, as amended by Amendment No.
             1 in the case of each of Ms. Beall and Messrs. Blackwell, Hansel,
             Harbour, Strawbridge and Szomjassy, and as amended by Amendment
             No. 2 in the case of each of Ms. Beall and Messrs. Blackwell,
             Hansel, and Harbour.(2)(22)
         40. The IT Group, Inc. Severance and Retention Bonus Plan dated March
             5, 1998.(2)(22)
         41. Executive Stock Ownership Program by and between the Registrant and certain executive officers of the Registrant.(22)
         42. The IT Group, Inc. Executive Bonus Plan effective November 17,
             1998 (22)
 11      Omitted--Inapplicable.
 12      Omitted--Inapplicable.
 13      Omitted--Inapplicable.
 16      Omitted--Inapplicable.
 18      Omitted--Inapplicable.
 20      Omitted--Inapplicable.
 21      List of the Registrant's subsidiaries.
 22      Omitted--Inapplicable.
 23      1.  Consent of Ernst & Young LLP, Independent Auditors.
 24      Omitted--Inapplicable.
 27      Financial Data Schedule for the year ended December 25, 1998.
 28      Omitted--Inapplicable.
 99      Omitted--Inapplicable.

--------
Footnotes

 (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1988 (No. 1-9037) and incorporated herein by reference.

 (2) Previously filed with the Securities and Exchange Commission as an Exhibit to Registrant's Report on Form 10-K for the year ended March 27, 1998 and incorporated herein by reference.

 (3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Report on Form 8-K dated December 23, 1998 and incorporated herein by reference.

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

(10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Schedule 14D-1 dated November 3, 1998 and incorporated herein by reference.

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

(14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 8-K dated March 12, 1999 and incorporated herein by reference.

(15) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998 and incorporated herein by reference.

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

(19) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

(20) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(21) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

(22) Filed as a management compensation plan or arrangement per Item 14(a)(3) of the Securities Exchange Act.

(23) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.

(24) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.

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

(27) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 and incorporated herein by reference.

(28) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Proxy Statement dated May 11, 1998 and incorporated herein by reference.

(29) Previously filed with the Securities and Exchange Commission as an Appendix to OHM Corporation's Proxy Statement for its Annual Meeting held May 10, 1994 and incorporated herein by reference.

(30) Previously filed with the Securities and Exchange Commission as an Exhibit to OHM Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.

(31) Previously filed with the Securities and Exchange Commission as an Exhibit to the OHM Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(32) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.

(33) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Form S-8 (No. 333-00651) and incorporated herein by reference.

(34) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-26143) and incorporated herein by reference.

(35) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Form 8-K, dated January 17, 1997 and incorporated herein by reference.

Reports on Form 8-K

1. Current report on Form 8-K, dated November 3, 1998, reporting under Item 5 relating to the announcement of the Agreement and Plan of Merger entered into among the registrant, Tiger Acquisition Corporation (a newly formed wholly owned subsidiary of the registrant), Flour Daniel GTI, Inc. and Fluor Daniel, Inc.

2. Current report on Form 8-K, dated November 19, 1998, reporting under Item 5 relating to the announcement of the early termination of the 15-day waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 in connection with the registrant's previously announced acquisition of Fluor Daniel GTI, Inc.

3. Current report on Form 8-K, dated December 3, 1998, reporting under Item 2 relating to the merger of Tiger Acquisition Corporation, a wholly owned subsidiary of the registrant, with and into Fluor Daniel GTI, Inc., pursuant to the previously announced Agreement and Plan of Merger, dated as of October 27, 1998 and Item 7 the Financial Statements of Businesses acquired and Pro Forma Financial Information.

4. Current report on Form 8-K, dated December 23, 1998, reporting under Item 5 the completion of all steps necessary to change its name from International Technology Corporation to The IT Group, Inc. and Item 7 Financial Statements of Businesses Acquired in connection with the previously announced acquisition of Fluor Daniel GTI, Inc.

5. Current report on Form 8-K, dated March 8, 1999, reporting under Item 5 the announcement of the Asset Purchase Agreement entered into by the registrant and ICF Kaiser International, Inc.

                               THE IT GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                            Balance at Provision  Accounts              Balance
                            beginning   charged   written               at end
                            of period  to income    off     Other      of period
                            ---------- ---------- --------  -------    ---------
Nine months ended December
 25, 1998:
  Allowance for doubtful
   accounts................  $19,026     $1,203   $(3,101)  $ 1,830(1)  $18,958
  Valuation allowance for
   deferred tax asset......  $31,865     $6,059   $   --    $12,343(5)  $50,267
Year ended March 27, 1998:
  Allowance for doubtful
   accounts................  $ 2,055     $  206   $(1,147)  $17,912(2)  $19,026
  Valuation allowance for
   deferred tax asset......  $ 9,471     $2,252   $   --    $20,142(4)  $31,865
Year ended March 28, 1997:
  Allowance for doubtful
   accounts................  $ 2,943     $  304   $(1,208)  $    16(3)  $ 2,055
  Valuation allowance for
   deferred tax asset......  $ 4,869     $4,602   $   --    $   --      $ 9,471

--------
(1) Represents allowance for doubtful accounts recorded on the books of GTI at acquisition.

(2) Represents allowance for doubtful accounts at the date of acquisition for business acquired during the twelve months ended March 27, 1998 totaling $18,020 less the allowance for doubtful accounts of $108 relating to the sale of IT's remediation services business.

(3) Represents allowance for doubtful accounts at November 1996 for receivables acquired in the purchase of Chi Mei.

(4) Represents valuation allowance adjustment relating to the acquisition of OHM Corporation.

(5) Represents valuation allowance adjustment relating to the acquisitions of OHM and GTI corporations.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Monroeville, Pennsylvania on the 22nd day of March, 1999.

                                          THE IT GROUP, INC.

                                                  /s/ Anthony J. Deluca
                                          By: _________________________________
                                                    Anthony J. DeLuca
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Daniel A. D'Aniello         Chairman of the Board of   March 22, 1999
______________________________________  Directors
         Daniel A. D'Aniello

        /s/ Anthony J. Deluca          Director, President and    March 22, 1999
______________________________________  Chief Executive Officer
          Anthony J. DeLuca             and Duly Authorized
                                        Officer

         /s/ Philip B. Dolan           Director                   March 22, 1999
______________________________________
           Philip B. Dolan

         /s/ E. Martin Gibson          Director                   March 22, 1999
______________________________________
           E. Martin Gibson

         /s/ James C. McGill           Director                   March 22, 1999
______________________________________
           James C. McGill

         /s/ Richard W. Pogue          Director                   March 22, 1999
______________________________________
           Richard W. Pogue

        /s/ Robert F. Pugliese         Director                   March 22, 1999
______________________________________
          Robert F. Pugliese

        /s/ Charles W. Schmidt         Director                   March 22, 1999
______________________________________
          Charles W. Schmidt

       /s/ James David Watkins         Director                   March 22, 1999
______________________________________
         James David Watkins

      /s/ Philip O. Strawbridge        Senior Vice President,     March 22, 1999
______________________________________  Chief Administrative
        Philip O. Strawbridge           Officer and Principal
                                        Financial Officer

          /s/ Harry J. Soose           Vice President, Finance    March 22, 1999
______________________________________  and Principal Accounting
            Harry J. Soose              Officer