Form 10-K/A
period 1998-12-25
IT GROUP INC
filed 1999-04-26
CIK 731190

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               ----------------
                                Amendment No. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the transition period from March 28, 1998 to December 25, 1998 as set forth in the pages attached hereto.



                                   PART III


ITEM 11.  EXECUTIVE COMPENSATION



 Summary Compensation Table

   The following table sets forth the annual, long-term compensation and other compensation for services in all capacities to the Company for calendar year ("CY") 1998 and fiscal years ended March 27, 1998 (FY 1998) and ended March 28, 1997 (FY 1997) with respect to the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, as of December 25, 1998 (the "Named Officers").

                                                                             Long Term
                                                                           Compensation
                                                                       ---------------------
                             Annual Compensation                                  Securities
                         ----------------------------                  Restricted Underlying   All Other
Name & Principal          Year                          Other Annual     Stock     Options   Compensations
Position                   (1)   Salary ($) Bonus (2) Compensation (3) Awards ($)   (#)(4)      ($)(5)
----------------         ------- ---------- --------- ---------------- ---------- ---------- -------------
Anthony J. DeLuca....... CY 1998  $378,462  $300,000           --       $      0    43,782    $   95,481
Chief Executive Officer  FY 1998  $320,000  $170,000           --              0         0       248,250
and President            FY 1997  $307,981  $ 50,000           --              0    26,333        37,614
Raymond J. Pompe........ CY 1998  $275,960  $110,000           --       $      0    18,286    $   31,474
Senior Vice President,   FY 1998  $265,000  $106,000           --              0         0        29,473
Engineering &
 Construction            FY 1997  $248,075  $ 26,500           --              0    16,417        18,270
James R. Mahoney........ CY 1998  $260,000  $ 66,812      $55,814       $      0     8,052    $  221,078
Senior Vice President,   FY 1998  $260,000  $ 47,383      $40,681              0         0       143,687
Consulting & Ventures    FY 1997  $260,000  $ 26,000           --              0    16,333        27,060
James G. Kirk........... CY 1998  $164,385  $ 55,000           --       $      0     5,000    $   12,111
Vice President,          FY 1998  $160,000  $ 36,074           --              0         0        10,863
General Counsel &
 Secretary               FY 1997  $150,625  $ 10,000           --              0     4,667         8,352
Philip O. Strawbridge
 (6).................... CY 1998  $263,567  $110,000           --       $      0    23,166    $1,612,191
Sr. Vice President and   FY 1997  $262,376  $144,600           --       $      0    75,000       109,817
Chief Administrative
 Officer                 FY 1996  $187,321  $      0           --       $108,875    22,967        47,305

--------
(1) On June 9, 1998, the Company elected to convert from a fiscal year ending on the last Friday in March to a fiscal year ending on the last Friday in December. The compensation reported for the Named Officers for CY 1998 represents remuneration paid during the twelve month period commencing January 1, 1998 and ending December 31, 1998. The compensation reported for FY 1998 for Messrs. DeLuca, Pompe, Mahoney and Kirk represents remuneration paid during the period commencing March 29, 1997 and ending March 27, 1998. The compensation reported for FY 1997 for Mr. Strawbridge represents remuneration paid during the period commencing January 1, 1997 and ending December 31, 1997, which corresponds to the OHM Corporation 1997 fiscal year. The compensation reported for FY 1997 for Messrs. DeLuca, Pompe, Mahoney and Kirk represents remuneration paid during the period commencing March 29, 1996 and ending March 28, 1997. The compensation reported for FY 1996 for Mr. Strawbridge represents remuneration for the period January 1, 1996 and ending December 31, 1996, which corresponds to the OHM Corporation 1996 fiscal year.

(2) Bonus amounts are reported in the fiscal year they are earned or accrued, even though some or all of the actual cash payment may be made in the next fiscal year. For FY 1997, each Named Officer, with the exception of Mr. Strawbridge who was not employed by the Company and therefore did not participate in the Company's FY 1997 management incentive plan, who received a "Bonus" also received a grant of stock options in FY 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. Such stock options are reported in this table under Securities Underlying Options in 1997.

(3) The dollar value of perquisites and other personal benefits, if any, for each of the Named Officers except Mr. Mahoney was less than reporting thresholds established by the SEC. Mr. Mahoney received tax reimbursement for relocation expenses reported under "Other Annual Compensation" of $33,183 in CY 1998 and $17,022 in FY 1998.

(4) During 1998, stock options were awarded which vest in 25% increments over four years beginning one year from the date of grant, expire ten years after the date of grant, and were issued at an exercise price equal to fair market value of the Common Stock on date of grant. The number of option shares so issued to the Named Officers in 1998 are as follows: Mr. DeLuca 25,000; Mr. Mahoney 5,000; Mr. Pompe 15,000; Mr. Strawbridge 18,500; and Mr. Kirk 5,000. Also during 1998, stock options were awarded which vest at 100% four years after date of grant, expire five years after date of grant and were issued at an exercise price equal to fair market value of the Common Stock on date of grant. These options will vest on an accelerated basis as follows: 50% will vest if the Common Stock price averages $13.50 for a period of 90 consecutive days, and 50% will vest if the common stock price averages $16.50 for a period of 90 consecutive days. The number of option shares so issued to the Named Officers in 1998 are as follows: Mr. DeLuca 18,782; Mr. Mahoney 3,052; Mr. Pompe 3,286; and Mr. Strawbridge 4,666. For FY 1997, each Named Officer, with the exception of Mr. Strawbridge who was not employed by the Company and therefore did not participate in the Company's FY 1997 Management Incentive Plan, who received a "Bonus" also received a grant of non-qualified stock options in fiscal year 1998 for achieving the performance objectives set forth in the 1997 Management Incentive Plan. The options vest in 25% increments over four years beginning one year from the date of grant, expire ten years after the date of grant and were issued at an exercise price equal to the fair market value of the Common Stock on the date of grant. The number of option shares so granted to the Named Officers in FY 1998 was as follows: Mr. DeLuca, 8,333 shares; Mr. Mahoney, 4,333 shares; Mr. Pompe, 4,417 shares; and Mr. Kirk, 1,667 shares.

(5) For CY 1998, the amounts shown for Messrs. DeLuca, Pompe, Mahoney, Strawbridge (IT and OHM combined) and Kirk represent $9,008; $13,719; $8,331; $1,017 and $908 respectively of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers, as do all salaried employees, pay the cost of all life insurance premiums for life insurance coverage in excess of one times their salary. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Pompe, Mahoney, Strawbridge (IT and OHM combined) and Kirk in the amounts of $6,877; $8,000; $7,485; $8,793; and $7,946 respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Pompe, Mahoney, Strawbridge and Kirk in the amounts of $16,059; $9,755; $7,000; $874 and $2,902 respectively; partial forgiveness of the principal on a relocation loan to purchase a residence of $5,000 and $10,000 for Messrs. DeLuca and Mahoney respectively; accrued but unused paid time off of $26,346 for Mr. DeLuca; reimbursed relocation expenses of $26,554, $178,204 and $2,666 for Messrs. DeLuca, Mahoney and Strawbridge respectively; imputed interest on relocation loans of $5,637 and $7,099 for Messrs. DeLuca and Mahoney respectively; earnings on voluntary deferred compensation of $2,959 for Mr. Mahoney; and severance and other entitled payments paid by OHM under the OHM merger agreement of $1,598,842 to Mr. Strawbridge. For FY 1998, the amounts shown for Messrs. DeLuca, Mahoney, Pompe and Kirk represent $7,507, $6,943, $11,433 and $165 respectively, of life insurance premiums in excess of $50,000. Although required to be reported as income, the Named Officers, as do all salaried employees, pay the cost for all life insurance premiums for coverage in excess of one times their salary in calendar years 1998 and 1997 and one and one-half times their salary in calendar year 1996. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Mahoney, Pompe and Kirk in the amounts of $4,800, $7,908, $8,000 and $7,975 respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney, Pompe and Kirk as follows: $14,800, $5,680, $10,040 and $2,723 respectively; $3,500 and $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Messrs. DeLuca and Mahoney; $27,692 in accrued but unused paid time off for Mr. DeLuca; $93,951 and $35,157 in reimbursed relocation expenses for Messrs. DeLuca and Mahoney respectively; and $96,000 and $78,000 in relocation mobility allowances for Messrs. DeLuca and Mahoney respectively. For FY 1997, the amounts shown for Messrs. DeLuca, Mahoney, Pompe and Kirk represent $5,255, $4,860, $5,897 and $991 respectively, of life insurance premiums in excess of $50,000. In addition, the amounts shown include: the Company's contribution to the Company's Retirement Plan, a defined contribution plan, for the Company's fixed and 401(k) Company matching contributions for Messrs. DeLuca, Mahoney, Pompe and Kirk in the amounts of $4,500, $7,500, $7,500 and $7,361 respectively; the Company's contribution to the Company's Restoration Plan, a non-qualified supplemental retirement plan, to Messrs. DeLuca, Mahoney and Pompe as follows: $7,300, $4,700 and $4,873, respectively; $10,000 for partial principal forgiveness on a relocation loan to purchase a residence for Mr. Mahoney; $17,508 in accrued but unused paid time off for Mr. DeLuca; and $3,052 in reimbursed relocation expenses for Mr. DeLuca.

(6) Remuneration shown for Mr. Strawbridge for CY 1998 reflects "salary" and "bonus" for IT and OHM combined, and "All Other Compensation" for IT and OHM as set forth in footnote #4. Remuneration shown for Mr. Strawbridge for FY 1997 and 1996 reflects information published in OHM Corporation's shareholder meeting proxy materials for each of OHM's fiscal years 1997 and 1996, with the exception that $144,600 FY 1997 bonus is comprised of $119,000 reported in the OHM proxy as paid in 1997 plus a bonus of $25,600 earned in 1997 but paid by OHM in 1998, of which $25,000 was earned in 1996 but paid by OHM in 1997 and $94,000 which was earned and paid in 1997.

 Stock Option Grants in the Last Fiscal Year

   The following table provides information related to grants of stock options to the Named Officers pursuant to the Company's Stock Incentive Plans during the nine month transition period commencing on March 28, 1998 and ended December 25, 1998. No stock appreciation rights ("SARs") were granted during the last fiscal year.

                                               Percent of
                                  Number of  Total Options
                                  Securities   Granted to
                          Grant   Underlying   Employees    Exercise Price Expiration   Grant Date
                           Date   Option (1) in Fiscal Year Per Share (2)     Date    Present Value(3)
                         -------- ---------- -------------- -------------- ---------- ----------------
DeLuca..................  5/26/98   25,000        7.5%         $10.1250      5/26/08      $152,000
                         11/17/98   18,782        5.7%         $ 9.4375     11/17/03        79,448
                                    ------                                                --------
                                    43,782       13.2%                                    $231,448
Pompe...................  5/26/98   15,000        4.5%         $10.1250      5/26/08      $ 91,200
                         11/17/98    3,286        1.0%         $ 9.4375     11/17/03        13,900
                                    ------                                                --------
                                    18,286        5.5%                                    $105,100
Mahoney.................  5/26/98    5,000        1.5%         $10.1250      5/26/08      $ 30,400
                         11/17/98    3,052        0.9%         $ 9.4375     11/17/03        12,910
                                    ------                                                --------
                                     8,052        2.4%                                    $ 43,310
Strawbridge.............  5/26/98   18,500        5.6%         $10.1250      5/26/08      $112,480
                         11/17/98    4,666        1.4%         $ 9.4375     11/17/03        19,737
                                    ------                                                --------
                                    23,166        7.0%                                    $132,217
Kirk....................  5/26/98    5,000        1.5%         $10.1250      5/26/08      $ 30,400

--------
(1) Options granted May 26, 1998 vest in 25% increments over four years beginning one year from the date of grant. Full vesting occurs on the fourth anniversary date and expires ten years after grant. Options become 100% vested and are exercisable for two years after retirement from the Company. Options granted November 17, 1998 vest 100% after four years and expire five years after grant. Vesting is accelerated if the Company's Common Stock price increases to certain predetermined levels. Options vested at retirement expire two years after retirement; options unvested at retirement are eligible to become vested for six months following retirement.

(2) The exercise price on options granted is the fair market value of the Common Stock on the date of grant.

(3) When calculating the present value of options granted in 1998, the Company used the Black-Sholes option pricing model to obtain a calculated present value with certain assumptions regarding volatility, risk free interest rate and when the shares would be exercised throughout the vesting period. In addition, the Company took a 3% discount for each year in the vesting period to account for the risk of forfeiture in the event that the executive terminates employment with the Company. The Black-Sholes present value for options granted May 26, 1998 is $6.08 with assumptions as follows: volatility of .445; risk free interest rate of 5.78%; and an assumption that shares would be exercised evenly throughout the four year vesting period. The Black-Sholes present value for options granted November 17, 1998 is $4.23 with assumptions as follows: volatility of .524; risk free interest rate of 4.76% and an assumption that options would be exercised four years after grant, since accelerated vesting is subject to the price of company Common Stock achieving certain price thresholds. The valuation is not intended to forecast possible future appreciation, if any, of the Common Stock. The real value of the option depends on the actual performance of the Company's Common Stock during the applicable period.

 Aggregated Option Exercises During Last Fiscal Year and Option Values at End of Last Fiscal Year

   The following table provides information with respect to the exercise of stock options during the nine month transition period commencing on March 28, 1998 and ended December 25, 1998 by the Named Officers, and with respect to unexercised "in-the-money" stock options outstanding as of December 25, 1998. In-the-money stock options are options for which the exercise price is less than the market price of the underlying stock at the end of the fiscal year. No executive officer or any other employee of the Company held or exercised any SARs at any time during the nine months ended December 25, 1998.

                                                     Number of Securities          Value of Unexercised
                                                    Underlying Unexercised             In-The-Money
                                                    Options at Fiscal Year        Options at Fiscal Year
                           Shares                       End (In shares)                 End ($)(1)
                          Acquired      Value    ----------------------------- -----------------------------
                         on Exercise Realized($) Exercisable Unexercisable (2) Exercisable Unexercisable (2)
                         ----------- ----------- ----------- ----------------- ----------- -----------------
DeLuca..................       0        $0.00       31,334        66,031        $ 20,258       $120,192
Pompe...................       0        $0.00       17,355        32,598        $ 12,315       $ 58,620
Mahoney.................       0        $0.00       28,834        22,301        $ 12,227       $ 47,321
Strawbridge.............       0        $0.00      143,536        23,166        $734,107       $ 27,822
Kirk....................       0        $0.00        1,874         8,500        $  3,668       $ 16,313

--------
(1) Represents the difference between the $11.1875 closing market price of the Company's Common Stock at December 25, 1998, minus the exercise price of the options.

(2) Messrs. DeLuca, Mahoney and Pompe's options with respect to 2,500 shares, 2,000 shares and 2,000 shares, respectively, have vested as a result of the passage of time but may not be exercised unless the Company's stock price increases to certain predetermined levels. Because the condition has not been satisfied and the options therefore are not vested, such options are not included in this table or the "Beneficial Ownership of Shares" table in
    Item 12.

(3) Mr. Strawbridge's exercisable shares were originally issued by OHM and were converted to the Company's options equivalent in number of shares and exercise price. Mr. Strawbridge, as were all employees of OHM who held outstanding OHM stock options, was permitted to cash out the OHM options or convert the OHM options to the Company's options equivalent in number of shares and exercise price.

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

   Prior to the Special Meeting, the maximum number of shares of Common Stock that could be issued pursuant to awards granted under the 1996 Plan was 639,357; and on April 1 of each of the years 1999, 2000 and 2001, such maximum number was to be increased by a number equal to 2% of the number of shares of Common Stock issued and outstanding on each of such dates. At the Special Meeting, stockholders approved amendments to the plan to provide for a one-time increase equal to 2% of the shares of Common Stock issued in the Merger, and to change the date of occurrence of the remaining scheduled annual increases from April 1 of each such year to the first business day of each fiscal year of the Company through 2001, in accordance with the previously announced change to the last Friday in December as the end of the Company's fiscal year. With this 2% one-time increase, the maximum number of shares authorized for issuance under the 1996 Plan is 878,240.

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

   Pursuant to the OHM merger agreement, each holder of an option to purchase a share of OHM Common Stock (each an "OHM Option") granted under OHM's 1986 Stock Option Plan, the Directors Deferred Fee Plan, the Incentive Stock Plan and the Nonqualified Stock Option Plan for Directors (collectively, the "OHM Stock Plans") was required to elect the treatment of their OHM Options under the provisions of the OHM merger agreement. OHM Option holders were permitted to elect that each OHM Option, be converted into the right to receive cash consideration equal to the product of (x) (1) the excess of $11.50 over (2) the exercise price per share subject to such OHM Option and (y) the number of shares subject to such OHM Option, or that, at the effective time of the merger, each OHM Option would be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such OHM Option, a number of shares of Common Stock equivalent to the number of shares of OHM Common Stock that could have been purchased immediately prior to the effective time under such OHM Option multiplied by 1.394 shares of OHM Common Stock for each share of Common Stock (the "Exchange Ratio") rounded up to the nearest whole number of shares of Common Stock), at a price per share of Common Stock (rounded up to the nearest whole cent) equal to (y) the aggregate exercise price for the Shares otherwise purchasable pursuant to such OHM Option divided by (z) the Exchange Ratio; provided, however, that in the case of any OHM Option to which Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") applied, the option price, the number of shares purchasable pursuant to such option and the terms and conditions of exercise of such option would be determined in accordance with the foregoing, subject to such adjustments necessary in order to satisfy the requirements of Section 424(a) of the Code. Pursuant to the OHM merger agreement, the Company assumed each OHM Option to which this second election applied in accordance with the terms of the OHM Stock Plans under which such OHM Option was issued and the stock option agreement by which it was evidenced. Holders of OHM Options with respect to 188,038 shares of OHM Common Stock (convertible into 262,126 shares of Company Common Stock) chose the second election.

   Retirement Plan. Prior to the consummation of the Investment, the Company maintained a retirement plan for non-employee directors and under certain circumstances directors who met the plan's length of service requirements were entitled to an accelerated lump sum payment upon a change of control such as the change of control resulting from the Investment. In connection with the Investment, however, each of the then non-employee directors of the Company acknowledged and agreed to a modification of the right to receive the accelerated lump sum payment. The payments to be received by non-employee directors pursuant to the amended plan are significantly less than the lump sum payments that were waived. Pursuant to the plan, as amended, Mr. Gibson is to receive $16,000 in annual benefits, for a total of $80,000, and Mr. McGill is to receive $40,000 in annual benefits, for a total of $200,000, payable in monthly installments over five years, on account of their service as directors prior to the Investment.

Compensation Committee Interlocks and Insider Participation

   No member of the Compensation Committee of the Board of Directors is a former or current officer or associate of the Company or its subsidiaries and there are no Compensation Committee interlocks.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the transition period from March 28, 1998 to December 25, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized in Monroeville, Pennsylvania on the 26th day of April, 1999.



                               THE IT GROUP, INC.


                               By:   /s/ Anthony J. DeLuca
                                   -----------------------
                                     Anthony J. DeLuca
                                     President and Chief Executive Officer