Form 10-Q
period 1999-03-26
IT GROUP INC
filed 1999-05-07
CIK 731190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -------------------
                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 26, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   -----------------------

Commission file number  1-9037
                       --------

                              The IT Group, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                       33-0001212
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

         2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ..X..  No ........

At April 23, 1999 the registrant had issued and outstanding an aggregate of 22,700,795 shares of its common stock.

                                     THE IT GROUP, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 26, 1999



PART I.   FINANCIAL INFORMATION



                                                                                        Page
                                                                                        ----
     Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets
              as of March 26, 1999 (unaudited) and
              December 25, 1998....................................................       3

              Condensed Consolidated Statements of Operations
              for the Fiscal Quarter ended March 26, 1999
              and March 27, 1998 (unaudited).......................................       4

              Condensed Consolidated Statements of Cash Flows
              for the Fiscal Quarter ended March 26, 1999
              and March 27, 1998 (unaudited).......................................       5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)...............................................    6-12

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition........................   13-20

     Item 3   Quantitative and Qualitative Disclosures about
              Market Risk..........................................................      20


PART II.  OTHER INFORMATION

     Item 1   Legal Proceedings....................................................      21

     Item 6.  Exhibits and Reports on Form 8-K.....................................      22

              Signatures...........................................................      23

                                     PART I
Item 1. Financial Statements
                               THE IT GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 26,     December 25,
                                                                        1999           1998
                                                                   --------------  -------------
                                                                    (Unaudited)
                         ASSETS                                            (In thousands)
                         ------
Current assets:
 Cash and cash equivalents.......................................      $  25,229      $  21,265
 Receivables, net................................................        341,079        338,589
 Prepaid expenses and other current assets.......................         18,777         17,308
 Deferred income taxes...........................................         15,927         15,919
                                                                       ---------      ---------
  Total current assets...........................................        401,012        393,081
Property, plant and equipment, at cost:
 Land and land improvements......................................            498          2,166
 Buildings and leasehold improvements............................         13,603         15,072
 Machinery and equipment.........................................         88,386         81,763
                                                                       ---------      ---------
                                                                         102,487         99,001
  Less accumulated depreciation and amortization.................         54,630         51,331
                                                                       ---------      ---------
   Net property, plant and equipment.............................         47,857         47,670

Cost in excess of net assets of acquired businesses..............        356,515        356,619
Other assets.....................................................         20,287         17,469
Deferred income taxes............................................         90,339         93,719
Long-term assets of discontinued operations......................         40,048         40,048
                                                                       ---------      ---------
    Total assets.................................................      $ 956,058      $ 948,606
                                                                       =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
 Accounts payable................................................      $ 145,265      $ 150,912
 Accrued liabilities.............................................         86,184         88,183
 Billings in excess of revenues..................................          4,492          8,219
 Short-term debt, including current portion of long-term debt....         18,500         17,603
 Current liabilities of discontinued operations, net.............          5,669          7,904
                                                                       ---------      ---------
  Total current liabilities......................................        260,110        272,821

Long-term debt...................................................        386,567        364,824
8% convertible subordinated debentures...........................         40,235         40,235
Other long-term accrued liabilities..............................         25,847         31,979
Minority interest................................................            581            579
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized;
  22,683,547 and 22,675,917 shares issued........................            227            227
 Preferred stock, $100 par value; 180,000 shared authorized:
  7% cumulative convertible exchangeable, 20,556 shares issued
   and outstanding, 24,000 shares authorized.....................          2,056          2,056
  6% cumulative convertible participating, 46,095 shares issued
   and outstanding...............................................          4,609          4,609
 Additional paid-in capital......................................        349,268        348,794
 Deficit.........................................................       (112,791)      (116,984)
                                                                       ---------      ---------
                                                                         243,369        238,702
 Treasury stock at cost, 24,531 and 47,484 shares................            (29)           (74)
 Accumulated other comprehensive income..........................           (622)          (460)
                                                                       ---------      ---------
  Total stockholders' equity.....................................        242,718        238,168
                                                                       ---------      ---------
  Total liabilities and stockholders' equity.....................      $ 956,058      $ 948,606
                                                                       =========      =========

                             See accompanying notes

                               THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                  Fiscal quarter ended
                                                                  --------------------
                                                                   March 26,  March 27,
                                                                     1999      1998
                                                                  ---------- ---------
                                                                       (Unaudited)
Revenues........................................................   $257,974   $136,038
Cost and expenses:
  Cost of revenues..............................................    224,677    118,838
  Selling, general and administrative expenses..................     14,826     10,592
  Special charges                                                         -      5,694
                                                                   --------   --------
Operating income................................................     18,471        914
Interest expense, net...........................................      8,833      4,583
                                                                   --------   --------
Income (loss) before income taxes...............................      9,638     (3,669)
Provision (benefit) for income taxes............................      3,855       (141)
                                                                   --------   --------
Net income (loss) from continuing operations....................      5,783     (3,528)
Discontinued operations -- closure costs
  (net of $3,040 income tax benefit)............................          -      4,960
                                                                   --------   --------
Income (loss) before extraordinary item.........................      5,783     (8,488)
Extraordinary item -- loss on early extinguishment of debt
  (net of $3,497 income tax benefit)............................          -      5,706
                                                                   --------   --------
Net income (loss)...............................................      5,783    (14,194)
Preferred stock dividends.......................................     (1,590)    (1,558)
                                                                   --------   --------
Net income (loss) applicable to common stock....................   $  4,193   $(15,752)
                                                                   ========   ========

Net income (loss) per share basic:
  Earnings (loss) from continuing operations (net of preferred
     stock dividends)...........................................   $   0.19   $  (0.52)
  Loss from discontinued operations.............................          -      (0.51)
  Extraordinary item -- early extinguishment of debt..............        -      (0.59)
                                                                   --------   --------
                                                                   $   0.19   $  (1.62)
                                                                   ========   ========

Net income (loss) per common share diluted......................   $   0.17   $  (1.62)
                                                                   ========   ========

Weighted average common shares outstanding:
Basic...........................................................     22,640      9,733
                                                                   ========   ========
Diluted.........................................................     29,273      9,733
                                                                   ========   ========

                             See accompanying notes

                               THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Fiscal quarter ended
                                                                            -----------------------
                                                                             March 26,    March 27,
                                                                                1999        1998
                                                                             ----------   ---------
                                                                                  (Unaudited)
Cash flows from operating activities:
   Net income (loss)............................................              $  5,783   $ (14,194)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization.............................                 6,321       5,630
      Deferred income taxes.....................................                 3,372      (3,310)
      Net loss from disposition of discontinued operations......                     -       4,960
      Extraordinary charge for early retirement of debt.........                     -       3,640
      Other.....................................................                   704      (1,104)
   Changes in assets and liabilities, net of effects
     from acquisitions:
      Changes in assets and liabilities.........................               (22,844)        187
      Decrease in site closure costs of discontinued operation..                (2,235)     (1,982)
                                                                              --------   ---------
   Net cash used for operating activities.......................                (8,899)     (6,173)
Cash flows from investing activities:
   Capital expenditures.........................................                (3,480)     (2,226)
   Acquisition of businesses....................................                (2,240)   (157,772)
   Cash on deposit as collateral................................                     -        (480)
   Other, net...................................................                (1,349)     (1,504)
                                                                              --------   ---------
   Net cash used for investing activities.......................                (7,069)   (161,982)
Cash flows from financing activities:
   Financing costs..............................................                (1,078)     (4,613)
   Net borrowing of long-term debt..............................                22,564     144,310
   Net issuance of common stock.................................                    36           -
   Dividends paid on preferred stock............................                (1,590)       (905)
                                                                              --------   ---------
   Net cash provided by financing activities....................                19,932     138,792
                                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents............                 3,964     (29,363)
Cash and cash equivalents at beginning of period................                21,265      54,128
                                                                              --------   ---------
Cash and cash equivalents at end of period......................              $ 25,229   $  24,765
                                                                              ========   =========

                            See accompanying notes.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Summary of significant account policies:

   The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended March 26, 1999, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

   These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 25, 1998. The results of operations for the fiscal period ended March 26, 1999 are not necessarily indicative of the results for the full fiscal year. The December 25, 1998 balance sheet amounts were derived from audited financial statements.


2. Business acquisitions:

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


  The estimated fair value of the assets acquired and liabilities assumed of GTI are as follows:



   Description                                                                                        Amount
   -----------                                                                                    -------------
                                                                                                  (In thousands)
   Current assets ..............................................................................         $91,644
   Property and equipment.......................................................................           3,587
   Intangibles, primarily cost in excess of net assets of acquired businesses...................          16,324
   Other long term assets.......................................................................           5,972
   Current liabilities..........................................................................          46,130



   As a result of the merger with GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7.9 million for the estimated GTI severance, office closure costs and lease termination costs of which $4.4 million has been paid through March 26, 1999. The balance, relating primarily to office lease costs, will be paid over the next four years.

   The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

   OHM Acquisition

   In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation company servicing primarily industrial, federal government and local government agencies located in the United States. The transaction was effected through a two-step process for a total purchase price of $303.4 million consisting of
   (a) the acquisition of 54% of the total outstanding shares through a cash tender offer (Tender

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   Offer), which was consummated on February 25, 1998, at $11.50 per share for
   13.9 million shares of OHM common stock, for a total consideration of $160.2 million plus $4.6 million in acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of 12.9 million shares of Company common stock valued at $8.04 per share, or $103.8 million and payment of $30.8 million plus $4.0 million in acquisition costs.


   This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $328.5 million is classified as cost in excess of net assets of acquired businesses with amortization over forty years.



   The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:




   Description                                                                             Amount
   ------------                                                                         -------------
                                                                                        (In thousands)
   Current assets...................................................................       $117,309
   Property and equipment...........................................................         19,324
   Cost in excess of net assets of acquired businesses..............................        328,495
   Other long term assets...........................................................         72,666
   Current liabilities..............................................................        126,385
   Long term liabilities, primarily debt............................................        107,924



   As a result of the merger with OHM (the OHM Merger), the Company adopted a plan and completed the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $13.9 million for the estimated OHM severance, office closure costs and lease termination costs of which $10.0 million has been paid through March 26, 1999. The balance relating primarily to office lease costs is anticipated to be paid over the next seven years.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.    Earnings per share:

   The following table sets forth the computation of basic and diluted earnings per share:


                                                                                      For the three months ended
                                                                                     ---------------------------
                                                                                          March 26,  March 27,
                                                                                           1999         1998
                                                                                     --------------  -----------
                                                                                 (In thousands, except per share data)
 Numerator:
  Net income (loss) from continuing operations and before extraordinary
   items.............................................................                     $ 5,783    $ (3,528)
  Preferred stock dividends..........................................                      (1,590)     (1,558)
                                                                                          -------    --------
  Numerator for basic earnings per share - net income (loss)
   available to common stockholders..................................                       4,193      (5,086)
  Discontinued operations -- closure costs (net of income
   tax benefit)......................................................                           -      (4,960)
  Extraordinary charge for early retirement of debt (net of
   income tax benefit)...............................................                           -      (5,706)
                                                                                          -------    --------
  Net income (loss) applicable to common stock.......................                     $ 4,193    $(15,752)
                                                                                          =======    ========

  Effect of conversion of dilutive securities:
   Preferred stock dividends.........................................                         692           -
                                                                                          -------    --------

  Numerator for diluted earnings per share net income
   (loss) applicable to common stock.................................                     $ 4,885    $(15,752)
                                                                                          =======    ========

Denominator:
  Denominator for basic earnings per share-
   weighted average shares...........................................                      22,640       9,733

  Effect of conversion of dilutive securities:
   Common equivalent shares..........................................                         560           -
   Convertible preferred stock.......................................                       6,073           -
                                                                                          -------    --------

  Denominator for diluted earnings per
   share-adjusted weighted-average shares
   and assumed conversions...........................................                      29,273       9,733
                                                                                          =======    ========

Net income (loss) per share basic:
  Earnings from continuing operations (net of preferred stock
   dividends)........................................................                     $  0.19    $  (0.52)
  Earnings from discontinued operations..............................                           -       (0.51)
  Extraordinary item - early extinguishment of debt..................                            -       (0.59)
                                                                                          -------    --------
                                                                                            $0.19     $ (1.62)
                                                                                          =======    ========
Net income (loss) per share diluted..................................                     $  0.17    $  (1.62)
                                                                                          =======    ========

  In June 1998, approximately 12.9 million shares were issued in connection with the second step of the OHM Merger (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 2).

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.  Recent accounting pronouncements:

    In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted as of the first fiscal quarter of the year 2000. The Company intends to adopt FASB No. 133 by the effective date although earlier adoption is permitted. The statement requires the swap agreements, used by the Company to manage the interest rate risks associated with the variable nature of the Company's Credit Facilities, to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the impact of adopting this new standard will be material to the Company's financial statements.

5.  Discontinued operations:

    In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of March 26, 1999, two of the Company's inactive disposal sites have been formally closed, a third is substantially closed, and the fourth is in the process of closure. At March 26, 1999, the Company's condensed consolidated balance sheet included accrued liabilities of $5.7 million to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted by trust agreements with the California EPA Department of Toxic Substance Control to closure and post-closure use. There were no significant developments with these operations during the quarter.

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

6.  Contingencies:

    For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Transition Report on Form 10-K for the fiscal year ended December 25, 1998 (as amended through Amendment No. 1); current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

7.  Contract accounting and accounts receivable:

    Included in accounts receivable, net at March 26, 1999 are billed receivables, unbilled receivables and retention in the amounts of $270.7 million, $60.9 million and $9.5 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 26, 1999 were $144.3 million, $44.1 million and $2.6 million, respectively. At December 25, 1998, billed receivables, unbilled receivables and retention were $269.0 million, $60.6 million and $9.0 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 25, 1998 were $145.6 million, $37.5 million and $2.2 million, respectively.

    Unbilled receivables typically represent amounts earned under the Company's contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Generally, unbilled receivables are expected to be billed and collected in the subsequent year.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


    Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

    Included in accounts receivable at March 26, 1999 is approximately $30.9 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration and should be settled within one year. This amount includes contract claims in litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 6). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

8.  Special charges:

    A special charge of $5.7 million was recorded in the fiscal quarter ended March 27, 1998 for integration costs associated with the acquisition of OHM, including $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and consolidating the Company's offices with OHM's offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees in the operating group and administrative support functions, to be laid off. In addition, the Company approved a plan for restructuring IT offices in which it would close three leased facilities, reduce the size of three more facilities and sublease a portion of eight additional facilities. As of March 26, 1999, $0.8 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next six years.

9.  Income taxes:

    For the first quarter ended March 26, 1999, the Company recorded an income tax provision of $3.9 million, reflecting an income tax rate of 40% on income of $9.6 million which is based upon the estimated tax rate for the entire year.


    Based on a net deferred tax asset of $106.3 million (net of a valuation allowance of $50.3 million) at March 26, 1999 and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $266.0 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

10. Long-term debt:

    As amended to date, the Company's credit facilities consist of an eight-year amortizing term loan (term loans) of $228.0 million and a six-year revolving credit facility (revolving loans) of $185.0 million that contains a sublimit of $50.0 million for letter of credit issuance. The term loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.75% as adjusted per annum (or the lender's base rate plus 1.75% per annum) and amortize on a semi-annual basis in aggregate annual installments of $4.5 million until June, 2004, with the remainder payable in eight equal subsequent quarterly installments. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.25% as adjusted per annum (or the lender's base rate plus 1.25% per annum).

    On March 5, 1999, the lenders under the Company's credit facilities approved the third amendment to the loan agreement. The third amendment allowed for the acquisitions of the Environment and Facilities Management Group (EFM) of ICF Kaiser International, Inc. and Roche Limited Consulting Group (Roche) (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 11) as permitted acquisitions under the credit facilities, increased the amount of subordinated notes that could be issued by the Company from $150.0 million to $250.0 million and amended the definition of change of control to permit certain sales by the Carlyle Investors of the 6% Preferred Stock (or Common Stock into which such preferred stock may have been converted). The third amendment further provides that excess proceeds from the issuance of subordinated notes utilized to reduce the revolving credit facility portion of the credit facilities would not affect the future availability to the Company under the revolving facility.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    On April 9, 1999, the Company issued $225.0 million of 11.25% subordinated notes due 2009. Proceeds were utilized to fund the acquisitions of EFM and Roche, pay certain expenses of the subordinated notes offering and to pay down $125.0 million under the revolving credit facility (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements,
    Note 11).

    Letters of credit outstanding at March 26, 1999 were $12.4 million, of which $8.6 million were issued under the revolving credit facility.


    The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $10.0 million. These notes payable mature at various dates between April 1999 and November 2000, at interest rates ranging from 7.5% to 8.6%.

11. Subsequent events:

    On February 5, 1999, the Company signed an agreement to acquire all of the stock of Roche for $10.0 million plus two potential earnout payments. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenue of approximately $28.0 million in its most recent year ended December 31, 1998. The acquisition closed on March 31, 1999.


    On March 8, 1999, the Company signed an agreement to acquire specified assets of EFM from ICF Kaiser International, Inc. (Kaiser) for $82.0 million in cash reduced by $8.0 million representing working capital retained by Kaiser. EFM provides environmental remediation, program management and technical support for United States Government agencies including the DOD, National Aeronautics and Space Administration and the DOE as well as private sector environmental clients. EFM had revenue of approximately $106.0 million for the calendar year ended December 31, 1998. The acquisition closed on April 9, 1999.

    On April 9, 1999, the Company completed the private placement of $225.0 million of subordinated notes (Notes). The Company received $215.8 million in proceeds from this offering, net of expenses of $9.2 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 10) and other senior indebtedness and pari passu with other existing future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions and to refinance existing indebtedness under the Company's revolving credit facility. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility.

12. Operating segments:

    Organization


    The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Ventures (C & V), Outsourced Services and International. The Company's E & C segment manages complex hazardous waste remediation projects of all sizes involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. The C & V segment provides a wide range of consulting services including environmental permitting, facility siting and design, strategic environmental management, environmental compliance/auditing, risk assessment/management, pollution prevention, waste minimization, environmental information systems, and data management. The Outsourced Services segment provides full service capabilities for operations, maintenance, management and construction at federal, state and local government facilities and in the private sector. The Company's International segment is designed to meet the global needs of the Company's U.S. based clients and to invest in businesses or enter into joint ventures to pursue and perform international projects. The Company's international operations include a 50.1% investment in a Taiwan-based wastewater treatment design/build firm and with the acquisition

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    of GTI in December 1998, the Company expanded its international presence and provides environmental services through offices located in Europe and Australia.


    Segment Information


                                                                                          Outsourced
                                                                E & C           C & V      Services     International     Total
                                                               --------        -------     --------     -------------    -------
                                                                                      (In thousands)
     Quarter ended March 26, 1999
      Revenues...............................................  $178,670        $48,782     $ 23,332        $ 7,190       $257,974

      Segment profit.........................................    19,850          7,539        1,325            206         28,920

     Quarter ended March 27, 1998
      Revenues...............................................  $105,744        $23,475     $  6,819        $     -       $136,038

      Segment profit (loss)..................................    11,751          2,963          948         (1,363)        14,299




                                                                                                    Quarter ended
                                                                                              ------------------------
                                                                                              March 26,      March 27,
                                                                                                1999           1998
                                                                                              ---------      ---------
     Profit or Loss
      Total profit for reportable segments..................................................  $ 28,920        $14,836
      Unallocated amounts:
       Corporate selling, general and administrative expense................................   (10,449)        (8,228)
       Special charges (a)..................................................................        -          (5,694)
       Interest expense, net................................................................    (8,833)        (4,583)
                                                                                              ---------      ---------

      Income (loss) before income taxes, extraordinary item
       and discontinued operations..........................................................  $  9,638        $(3,669)
                                                                                              ========       =========

    (a) Special charges, not included in the measurement of segment profit
        (loss), represents OHM integration costs, primarily severance and office consolidations.

13. Other accumulated comprehensive income

    Other accumulated comprehensive income, which consists of foreign currency translation adjustments, was $0.6 million and $0.2 million for the three months ended March 26, 1999 and March 27, 1998, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                              THE IT GROUP, INC.

                       FOR QUARTER ENDED MARCH 26, 1999

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

Our clients are federal, state and local governments in the U.S. and commercial businesses worldwide. We obtained 61% of our revenues for the three months ended March 26, 1999 from the federal government under more than 100 contracts that range in length from one to ten years. In addition, we serve 1,500 commercial clients on projects which range in length from one month to more than one year. For the three months ended March 26, 1999, our revenues were $258.0 million. Approximately 90% of our backlog at March 26, 1999 was under federal government programs, and approximately 84% is expected to be charged to our clients on a cost-reimbursable basis. Many of our commercial contracts are evergreen contracts and are typically not part of our backlog.


In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, and are included in our revenue. Our cost of revenue includes subcontractor costs, salaries, direct and indirect overhead costs such as rents, utilities and travel directly attributable to projects. Our selling, general and administrative expenses are comprised primarily of costs related to the executive offices, corporate accounting, information technology, marketing and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, we include in these expenses amortization of intangible assets such as goodwill resulting from acquisitions.

Revenues and Gross Margins

Company. Revenues for the three months ended March 26, 1999 increased $122.0 million or 84.7% to $258.0 million, compared to revenues of $136.0 million reported in the three months ended March 27, 1998. This significant increase in revenues is primarily attributable to the acquisitions of OHM Corporation (OHM) and Fluor Daniel GTI, Inc. (GTI).

Our gross margin for the quarter ended March 26, 1999 increased to 12.9% of revenues, a slight increase from 12.6% of revenues reported in the quarter ended March 27, 1998. In the 1999 fiscal year, we expect to maintain these gross margin levels. However, our ability to maintain or improve our gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued realization of overhead savings achieved upon the complete integration of recent acquisitions.


Engineering & Construction. Revenues from the Engineering & Construction segment were $178.7 million for the three months ended March 26, 1999 compared to $105.7 million for the three months ended March 27, 1998, an increase of approximately 70% primarily attributable to the OHM acquisition. Our Engineering & Construction segment includes revenues from the Department of Defense (DOD), Department of Energy (DOE) and commercial clients. Revenues from the DOD and a small number of other government agencies were $115.6 million in the three months ended March 26, 1999 or $52.5 million greater than the $63.1 million of DOD revenues in the three months ended March 27, 1998. DOE revenues of $23.5 million in the three months ended March 26, 1999 were $10.3 million higher than the $13.2 million of DOE revenues reported in the three months ended March 27, 1998. Commercial revenues were $39.5 million in the three months ended March 26, 1999 or $9.5 million higher than the $30.0 million of commercial revenues reported in the three months ended March 27, 1998.

                              THE IT GROUP, INC.

A substantial percentage of our revenues continue to be earned from federal government contracts with various federal agencies. Revenues from federal governmental contracts accounted for 61% of our consolidated revenues in both the three months ended March 26, 1999 and the three months ended March 27, 1998. Although the percentage of revenues from federal government contracts remained about the same for the two comparable periods, the absolute dollars of federal government revenues increased to $158.4 million in the three months ended March 26, 1999 compared to $83.4 million in the three months ended March 27, 1998. This increase is primarily attributable to the OHM acquisition. Federal government revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. We expect to continue to earn a substantial portion of our Engineering & Construction revenues from the DOD indefinite delivery order contracts which are primarily related to remedial action work.
In addition, management expects to increase our revenues from the DOE in the future due to an expected transition by the DOE over the next several years to emphasize remediation, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD and our past performance on DOE contracts. We have begun to benefit from this transition with the commencement in 1998 of a $122.0 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project.

The increase in commercial revenues in this segment for the three months ended March 26, 1999 is primarily attributable to the OHM acquisition. However, revenue growth from the commercial sector, excluding recent acquisitions, could be restricted in fiscal 1999 partly due to increased emphasis on competitive bids and commercial clients delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement could further decrease the demand for our services, as clients anticipate and adjust to the new regulations. These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services that provide an integrated, proactive approach to environmental issues and that are driven by economic, as opposed to legal or regulatory, concerns. Further, legislative or regulatory changes could also result in increased demand for our services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and clients' views on the cost effectiveness of the remedies available.


Our Engineering & Construction segment profit was $19.9 million for the three months ended March 26, 1999 compared to the $11.8 million segment profit for the three months ended March 27, 1998. This increase is primarily attributable to the OHM acquisition. The Engineering & Construction segment profit was 11.1% of Engineering & Construction revenues for the three months ended March 26, 1999 and March 27, 1998.


Consulting & Ventures. Revenues from our Consulting & Ventures (C & V)segment were $48.8 million for the three months ended March 26, 1999 compared to $23.5 million reported during the three months ended March 27, 1998, an increase of approximately 108%. Most of the revenues from Consulting & Ventures are derived from commercial clients. The increase in these revenues is primarily due to the GTI acquisition in December 1998. Excluding any future acquisitions, revenue growth from the commercial sector could be restricted as discussed above under Engineering & Construction.

Our Consulting & Ventures segment profit was $7.5 million in the three months ended March 26, 1999, an increase of 154% when compared to the $3.0 million segment profit reported in the three months ended March 27, 1998. The Consulting & Ventures segment profit was 15.5% and 12.6% of Consulting & Ventures revenues for the three months ended March 26, 1999 and the three months ended March 27, 1998, respectively. The increase in absolute dollars and as a percentage of revenue is primarily attributable to the cost savings related to the acquisition of GTI.

Outsourced Services.   Outsourced Services revenues were $23.3 million for the
three months ended March 26, 1999 compared to $6.8 million reported in the three months ended March 27, 1998. This increased revenue is attributable to the OHM acquisition and the inclusion of its outsourcing operations in our results of operations for the entire three months ended March 26, 1999, as opposed to the one month of revenues included in the three months ended March 27, 1998. Our outsourcing operations provide a range of project, program and construction management services to the DOD as well as state and local government agencies.

Our Outsourced Services segment profit was $1.3 million for the three months ended March 26, 1999, an increase of $0.4 million when compared to the $0.9 million segment profit reported in the three months ended March 27, 1998. The

                              THE IT GROUP, INC.

outsourcing segment profit was 5.7% of the outsourcing revenues for the three months ended March 26, 1999.

International.   International revenues were $7.2 million for the three months ended March 26, 1999 compared to no revenues for the three months ended March 27, 1998. The increase is the result of the GTI acquisition on December 3, 1998 and an adjustment to certain projects performed in Taiwan by our 50.1% owned subsidiary CMIT for the three months ended March 27, 1998.


Our International segment reported a profit of $0.2 million for the three months ended March 26, 1999 compared to a loss of $1.4 million in the three months ended March 27, 1998. This improvement is primarily due to improved project margins on several projects in Taiwan in the three months ended March 26, 1999. We undertook to improve management oversight, project management skills and change order negotiation efforts. We believe these efforts will minimize future potential losses and provide the basis for profitable Taiwan operations. The GTI acquisition increased the size of the International platform with operations primarily in Australia, the United Kingdom and Italy. The GTI acquisition included approximately $80.0 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract. We expect to increase the segment further with the acquisition of Roche completed on March 31, 1999 (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 11).

Backlog. Our total funded and unfunded backlog at March 26, 1999 was approximately $3.5 billion. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of federal government contracts many of which are subject to annual funding and definition of project scope. The backlog at March 26, 1999 includes $2.6 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements--Summary of significant accounting policies -- Contract accounting and accounts receivable.)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 5.7% of revenues for the three months ended March 26, 1999 compared to 7.8% of revenues in the three months ended March 27, 1998. This decrease is primarily attributable to the elimination of certain duplicative overhead functions and other cost savings achieved as a result of the OHM acquisition. In fiscal 1999, management expects selling, general and administrative expenses to decrease slightly as a percentage of revenue because we anticipate additional cost savings to be achieved from the GTI acquisition that occurred on December 3, 1998, as well as cost savings from the recently completed EFM acquisition.

Selling, general and administrative expenses include goodwill amortization expense of $2.6 million for the three months ended March 26, 1999 and $0.3 million for the three months ended March 27, 1998. The significant increase to goodwill amortization is primarily due to the OHM acquisition. Selling, general and administrative expenses (excluding goodwill) were 4.7% of revenues for the three months ended March 26, 1999 and 7.6% of revenues for the three months ended March 27, 1998.

                              THE IT GROUP, INC.

Special Charges

A special charge of $5.7 million for integration costs associated with the acquisition of OHM was recorded in the quarter ended March 27, 1998 as outlined below:


                                                                    Three Months Ended March 27, 1998
                                                                    ----------------------------------

                                                 Cash/                    Special                           Reserve balance
                                                Noncash                   Charges            Activity          at 3/26/99
                                                -------                   -------            --------       ---------------
                                                                      (In thousands)
Integration costs--OHM acquisition
  Severance ................................     Cash                    $ (2,197)             $ 2,197             $   --
  Duplicative offices/assets................     Cash                      (2,478)               1,658              (820)
  Other.....................................     Cash                      (1,019)               1,019                --
                                                                         --------              -------             ------
  Total.....................................                             $ (5,694)             $ 4,874             $ (820)
                                                                         ========              =======             ======

The $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and eliminating duplicative offices. As part of the plan of integration, we laid-off more than 100 IT employees, primarily in the operating group and administrative support functions. In addition, as part of the plan we closed three leased facilities, reduced the size of three more facilities and subleased a portion of eight additional facilities. As of March 26, 1999, $0.8 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next six years.

Interest, Net

Net interest expense represented 3.4% of revenues in both the quarter ended March 26, 1999 and the quarter ended March 27, 1998. In absolute dollars, net interest expense was $8.8 million and $4.6 million for the three months ended March 26, 1999 and March 27, 1998, respectively. This increase in the net interest expense is due principally to the increased level of debt required to finance the OHM and GTI acquisitions.

Income Taxes

The Company recorded an income tax provision (benefit) for the three month period ended March 26, 1999 and March 27, 1998 in the amount of $3.9 million and ($0.1) million, respectively. The provision for income tax was calculated utilizing an effective tax rate of 40% of income for the three months ended March 26, 1999. The benefit for income taxes for the three months ended March 27, 1998 was calculated utilizing a 38% effective rate on income excluding special charges and giving effect to changes in the Company's deferred tax valuation allowance. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 9.


Extraordinary Item

For the three months ended March 27, 1998, we recorded a $5.7 million charge, net of income tax benefit of $3.5 million, for the early extinguishment of $65.0 million of senior debt which was refinanced in connection with the acquisition of OHM. We incurred a $5.6 million payment for the make whole interest provision as a result of retiring our $65.0 million senior debt early in accordance with the loan agreement. In addition, we also expensed approximately $3.6 million related to the unamortized loan origination expenses associated with issuing the $65.0 million senior debt.


Dividends


Our reported dividends for the first quarter ended March 26, 1999 and March 27, 1998 were $1.6 million for each quarter. Our reported dividends for first quarter ended March 27, 1998 include imputed dividends of $.5 million, which are not payable in cash or stock.

                              THE IT GROUP, INC.

Our dividends are summarized below:


                                            Fiscal quarter ended
                                           ----------------------
                                            March 26,   March 27,
Dividend Summary on Preferred Stock           1999        1998
-----------------------------------        ----------  ----------
7% Cumulative convertible exchangeable
  Cash dividend..........................  $  898,000  $  899,000

6% Cumulative convertible participating
  Cash dividend..........................     692,000           -
  Imputed non-cash dividend..............           -     480,000
  In kind 3% stock dividend..............           -     179,000
                                           ----------  ----------

     Total...............................  $1,590,000  $1,558,000
                                           ==========  ==========

Discontinued Operations

In the three months ended March 27, 1998, we increased our provision for loss on disposition of our discontinued transportation, treatment and disposal business by $5.0 million net of income tax benefit of $3.0 million. This increased provision primarily related to an additional accrual for closure costs related to the former Panoche disposal site. In March 1998, we obtained approval by the California Department of Toxic Substances Control (DTSC) of the final closure and post closure plan for the last of our four inactive treatment, storage and disposal facilities. The approved plans allow us to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site.

For further information regarding our discontinued operations, see Item 1. Notes to Consolidated Financial Statements - Discontinued Operations and Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition Transportation, Treatment and Disposal Discontinued Operations.

                               THE IT GROUP, INC.

FINANCIAL CONDITION

Working capital at March 26, 1999 was $140.9 million which is an increase of $20.6 million from the December 25, 1998 working capital of $120.3 million. The current ratio at March 26, 1999 was 1.54:1 which compares to 1.44:1 at December 25, 1998.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the three months ended March 26, 1999 totaled $8.9 million compared to $6.2 million used by operating activities in the corresponding period of last year primarily due to the increase in accounts receivable resulting from the payment of liabilities accrued in connection with the OHM and GTI acquisitions and payment of certain transaction and financing costs previously accrued. Capital expenditures of $3.5 million for the three months ended March 26, 1999 were $1.3 million greater than the prior fiscal year principally due to increased capital expenditure requirements as a result of the acquisitions of OHM and GTI.

Cash used for the acquisition of businesses, net of cash acquired was $2.2 million and $157.8 million for the three months ended March 26, 1999 and the three months ended March 27, 1998, respectively. For the three months ended March 27, 1998, cash used to acquire businesses includes the purchase of 54% of OHM for $152.8 million net of $12.0 million of cash acquired, the purchase of Jellinek Schwartz and Connolly, Inc. for $4.5 million and the purchase of Landbank, Inc. for $0.5 million. For the three months ended March 26, 1999, the $2.2 million cash used to acquire businesses is also due to payments related to these smaller acquisitions.


Long-term debt of $426.8 million at March 26, 1999 increased from $405.1 million at December 25, 1998 primarily due to seasonal working capital requirements. The ratio of total debt, including current portion, to equity was 1.83:1 at March 26, 1999 and was 1.77:1 at December 25, 1998. With the April 9, 1999 closing of the $225.0 million subordinated note offering and the acquisition of EFM and Roche, availability under the revolving credit facility and cash balances totaled $150.0 million. (See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 10.)

The Company continues to have significant cash requirements, including interest, operating lease payments, preferred dividend obligations, the potential requirements of future acquisitions as the Company pursues its growth and diversification strategy, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations), required term loan and subordinated debenture principal payments, and contingent liabilities. In connection with the Company's plans for continued internal growth and growth through acquisitions, additional capital sources may be required.

On April 9, 1999, the Company completed the private placement of $225.0 million of subordinated notes (Notes). The Notes have a 11.25% fixed rate of interest payable semiannually in cash commencing October 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 10) and other senior indebtedness and pari passu with other existing future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions, pay expenses of the offering and to refinance existing indebtedness.

                               THE IT GROUP, INC.
                  LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Transportation, Treatment and Disposal Discontinued Operation

As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. As of March 26, 1999, two of the Company's inactive disposal sites have been formally closed, a third is substantially closed, and the fourth is in the process of closure.

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

Closure and post-closure costs are incurred over a significant number of years and are subject to a number of variables including, among others, negotiations regarding the details of site closure and post-closure, with DTSC, the United States Environmental Protection Agency (USEPA), the California State Water Resources Control Board, the California Air Resources Board, Regional Water Quality Control Boards, Air Quality Management Districts, various other state authorities and certain applicable local regulatory agencies. Operation of the facilities in the closure and post-closure periods is also subject to regulation by the same agencies. Closure costs are comprised principally of engineering, design and construction costs and of caretaker and monitoring costs during closure. Upon completion of closure construction, the Company is required to perform post-closure monitoring and maintenance of its disposal facilities for at least 30 years. The Company has estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions.

With regard to the residual land at the inactive disposal facilities (a substantial component of which is adjacent to those facilities and was never used for waste disposal), there were no significant developments during the quarter.

With respect to the Operating Industries, Inc. Superfund site in Monterey
Park, California, for which USEPA notified a number of entities, including the Company, that they were PRPs, there were no significant developments during the quarter.

With respect to the GBF Pittsburg landfill site near Antioch, California, there were no significant developments during the quarter.

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


State of Readiness

Our core financial and administrative software systems are certified as Year 2000 compliant by the vendor. During the twelve months ended March 27, 1998, we established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, we completed the integration tests which verified that the Company's core financial and administrative software systems were Year 2000 compliant. Our core hardware was also tested and was found to be fully compliant with the Year 2000 requirements. We have been communicating with clients, suppliers, financial institutions and others with which we do business to coordinate Year 2000 conversion. A significant portion of our business (61%) is attributable to the U.S. federal government (see "Business--Operations-- Clients"). If the U.S. federal government is not Year 2000 compliant, there could be a delay in the collection of accounts receivable from the U.S. federal government in January 2000. At this time, we cannot predict the impact

                               THE IT GROUP, INC.
                  LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

on our consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. However, we do not believe there will be any significant delays in the collection of our accounts receivable.


Costs

We have prepared a detailed conversion plan and have estimated the total cost of Year 2000 compliance to be approximately $3.1 million. As of March 26, 1999, we have incurred costs of approximately $1.3 million to address year 2000 issues. All of the costs have been or will be charged to operating expense and funded through operating cash flows.


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

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", "foresee", and similar expressions are forward-looking statements that reflect the current views of the Company and its management about future events and are subject to certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the "Business - Operations" and "Legal Proceedings" sections of the Company's Transition Report on Form 10-K (as amended) for the year ended December 25, 1998, and the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations, as well as competitive factors and pricing pressures, bidding opportunities and success, project results, management's judgment regarding revenue recognition and adequacy of reserves, success in pursuing claims and change orders, ability to collect receivables on a timely basis, to manage its cash resources, results of litigation, funding of backlog, matters affecting contracting and engineering businesses generally, such as the seasonality of work and weather and clients' timing of projects, the ability to generate a sufficient level of future earnings to utilize the Company's deferred tax assets, the ultimate costs and results of closure and divestiture of the Company's discontinued operations, the effects of the integration of OHM, GTI, EFM and any other major acquisitions and achievement of expected synergies therefrom, and industry-wide market factors other general economic and business conditions and other factors, many of which are beyond the control of the Company. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of such factors.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company's exposure to market risk from December 25, 1998.

                                    PART II

                                    THE IT GROUP, INC.

Item 1.  Legal Proceedings.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 25, 1998. See also Management's Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

                               THE IT GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


          Exhibit No.                              Description
          -----------        --------------------------------------------------------------
           4(ii)             Indenture Agreement, dated as of April 9, 1999, between
                             IT, certain subsidiary guarantors of IT and The Bank of
                             New York, as trustee. (1)

           10(ii)       29.  Amendment Agreement, dated March 31, 1999, between the
                             Company, Roche Limited Consulting Group and others. (2)

                        30.  Purchase Agreement, dated as of April 6, 1999, between IT, certain subsidiary guarantors of IT, Donaldson, Lufkin & Jenrette
                             Securities Corporation and Salomon Smith Barney. (1)

                        31.  Registration Rights Agreement, dated as of April 9, 1999, between IT, certain subsidiary guarantors of IT, Donaldson,
                             Lufkin & Jenrette Securities Corporation and Salomon Smith Barney. (1)

              99.            "The Company" section from the Offering Memorandum Summary for the Company's 11.25% Senior Subordinated Notes due 2009. (3)

          ________________

           (1) Filed as an Exhibit to Registrant's Registration Statement on Form S-4, filed April 23, 1999.

           (2)          Filed as an Exhibit to Registrant's Current Report on Form
                        8-K, filed April 23, 1999.

           (3)          Filed as an Exhibit to Registrant's Current Report on Form
                        8-K filed March 22, 1999.

     (b)  Reports on Form 8-K

          1.            Current Report on Form 8-K, filed March 12, 1999, reporting under Item 5 the announcement of the Asset Purchase Agreement entered into by the Registrant and ICF Kaiser International, Inc.

          2.            Current Report on Form 8-K, filed March 22, 1999, reporting under Item 5 the commencement of the offering of the 11.25% Senior Subordinated Notes due
                        2009.

          3.            Current Report on Form 8-K, filed April 23, 1999, reporting under Item 2 the completion of the Asset Purchase Agreement with ICF Kaiser International,
                        Inc. and the completion of the acquisition of Roche Limited Consulting Group.



                              THE IT GROUP, INC.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE IT GROUP, INC.
(Registrant)



    /s/ ANTHONY J. DELUCA                                 May 7, 1999
----------------------------------------             ------------------------
Anthony J. DeLuca
 President and Chief Executive Officer
    and Duly Authorized Officer


   /s/ PHILIP O. STRAWBRIDGE                              May 7, 1999
----------------------------------------             ------------------------
Philip O. Strawbridge
 Senior Vice President, Chief
    Administrative Officer and
    Principal Financial Officer



  /s/ HARRY J. SOOSE, JR.                                 May 7, 1999
----------------------------------------             ------------------------
Harry J. Soose, Jr.
 Vice President, Finance and
    Principal Accounting Officer