Form 10-Q
period 1999-06-25
IT GROUP INC
filed 1999-08-09
CIK 731190

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 25, 1999
                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-9037
                       ------

                              The IT Group, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                             33-0001212
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)


          2790 Mosside Boulevard, Monroeville,Pennsylvania 15146-2792
             (Address of principal executivec offices)  (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No_________
                                               -----

At July 31, 1999 the registrant had issued and outstanding an aggregate of 22,761,690 shares of its common stock.

                              THE IT GROUP, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 25, 1999

PART I.   FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
     Item 1.   Financial Statements.
               Condensed Consolidated Balance Sheets
               as of June 25, 1999 (unaudited) and
               December 25, 1998...................................       3

               Condensed Consolidated Statements of Operations
               for the Fiscal Quarters and Two Fiscal Quarters ended
               June 25, 1999 and June 26, 1998 (unaudited).........       4

               Condensed Consolidated Statements of Cash Flows
               for the Two Fiscal Quarters ended June 25, 1999
               and June 26, 1998 (unaudited).......................       5

               Notes to Condensed Consolidated Financial
               Statements (unaudited)..............................    6-15

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.......   13-26

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk.........................................      27


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings...................................      28

     Item 6.   Exhibits and Reports on Form 8-K....................      29

               Signatures..........................................      30

                                    PART I

Item 1. Financial Statements

                              THE IT GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 25,    December 25,
                                                                          1999         1998
                                                                      -----------  -------------
                                                                      (Unaudited)
                              ASSETS                                         (In thousands)
                              ------
Current assets:
   Cash and cash equivalents........................................  $   21,254      $  21,265
   Receivables, net.................................................     403,138        338,589
   Prepaid expenses and other current assets........................      27,507         17,308
   Deferred income taxes............................................      19,361         15,919
                                                                      ----------      ---------
     Total current assets...........................................     471,260        393,081
Property, plant and equipment, at cost:
   Land and land improvements.......................................         596          2,166
   Buildings and leasehold improvements.............................      15,397         15,072
   Machinery and equipment..........................................      96,571         81,763
                                                                      ----------      ---------
                                                                         112,564         99,001
     Less accumulated depreciation and amortization.................      54,846         51,331
                                                                      ----------      ---------
        Net property, plant and equipment...........................      57,718         47,670

Cost in excess of net assets of acquired businesses.................     488,682        356,619
Other assets........................................................      44,725         17,469
Deferred income taxes...............................................      94,891         93,719
Long-term assets of discontinued operations.........................      40,048         40,048
                                                                      ----------      ---------
          Total assets..............................................  $1,197,324      $ 948,606
                                                                      ==========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable.................................................  $  140,016      $ 150,912
   Accrued liabilities..............................................     108,965         96,087
   Billings in excess of revenues...................................      16,704          8,219
   Short-term debt, including current portion of long-term debt.....      19,061         17,603
                                                                      ----------      ---------
     Total current liabilities......................................     284,746        272,821

Long-term debt......................................................     592,179        364,824
8% convertible subordinated debentures..............................      40,235         40,235
Other long-term accrued liabilities.................................      28,436         31,979
Minority interest...................................................         924            579
Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     22,769,927 and 22,675,917 shares issued........................         227            227
   Preferred stock, $100 par value; 180,000 shared authorized:
     7% cumulative convertible exchangeable, 20,556 shares issued
        and outstanding, 24,000 shares authorized...................       2,056          2,056
     6% cumulative convertible participating, 46,095 shares issued
        and outstanding.............................................       4,609          4,609
   Additional paid-in capital.......................................     349,884        348,794
   Deficit..........................................................    (105,593)      (116,984)
                                                                      ----------      ---------
                                                                         251,183        238,702
   Treasury stock at cost, 32,662 and 47,484 shares.................         (23)           (74)
   Accumulated other comprehensive income...........................        (356)          (460)
                                                                      ----------      ---------
     Total stockholders' equity.....................................     250,804        238,168
                                                                      ----------      ---------
     Total liabilities and stockholders' equity.....................  $1,197,324      $ 948,606
                                                                      ==========      =========

                            See accompanying notes

                              THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                         Fiscal quarters ended    Two fiscal  quarters ended
                                                                        -----------------------  ----------------------------
                                                                         June 25,     June 26,      June 25,       June 26,
                                                                           1999         1998          1999           1998
                                                                        -----------  ----------  --------------  ------------
                                                                                             (Unaudited)
Revenues..............................................................    $301,290    $225,188        $559,264      $361,226
Cost and expenses:
  Cost of revenues....................................................     256,683     197,941         481,360       316,779
  Selling, general and administrative expenses........................      16,078      13,878          30,904        24,470
Special charges.......................................................           -      24,971               -        30,665
                                                                          --------    --------        --------      --------
Operating income......................................................      28,529     (11,602)         47,000       (10,688)
Interest expense, net.................................................      13,882       8,902          22,715        13,485
                                                                          --------    --------        --------      --------
Income (loss) before income taxes.....................................      14,647     (20,504)         24,285       (24,173)
Provision (benefit) for income taxes..................................       5,859      (1,213)          9,714        (1,354)
                                                                          --------    --------        --------      --------
Net income (loss) from continuing operations..........................       8,788     (19,291)         14,571       (22,819)
Discontinued operations - closure costs
  (net of $3,040 income tax benefit)..................................           -           -               -         4,960
                                                                          --------    --------        --------      --------
Income (loss) before extraordinary item...............................       8,788     (19,291)         14,571       (27,779)
Extraordinary item - loss on early extinguishment of debt
  (net of $3,497 income tax benefit)..................................           -           -               -         5,706
                                                                          --------    --------        --------      --------
Net income (loss).....................................................       8,788     (19,291)         14,571       (33,485)
Preferred stock dividends.............................................      (1,590)     (1,569)         (3,180)       (3,127)
                                                                          --------    --------        --------      --------
Net income (loss) applicable to common stock..........................    $  7,198    $(20,860)       $ 11,391      $(36,612)
                                                                          ========    ========        ========      ========

Net income (loss) per share basic:
  Earnings (loss) from continuing operations (net of preferred
     stock dividends).................................................    $   0.32    $  (1.76)       $   0.50         (2.37)
  Loss from discontinued operations...................................           -           -               -         (0.45)
  Extraordinary item - early extinguishment of debt...................           -           -               -         (0.52)
                                                                          --------    --------        --------      --------
                                                                          $   0.32    $  (1.76)       $   0.50      $  (3.34)
                                                                          ========    ========        ========      ========

Net income (loss) per common share diluted............................    $   0.27    $  (1.76)       $   0.44      $  (3.34)
                                                                          ========    ========        ========      ========
Weighted average common shares outstanding:
Basic.................................................................      22,710      11,881          22,674        10,961
                                                                          ========    ========        ========      ========
Diluted...............................................................      29,437      11,881          29,355        10,961
                                                                          ========    ========        ========      ========

                            See accompanying notes

                              THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              Two fiscal quarters ended
                                                              -------------------------
                                                               June 25,       June 26,
                                                                 1999           1998
                                                              ---------       ----------
                                                                      (Unaudited)
Cash flows from operating activities:
 Net income (loss)............................................  $  14,571   $ (33,485)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization.............................     13,805      14,186
    Deferred income taxes.....................................      8,361      (4,773)
    Special charges...........................................          -      24,971
    Net loss from disposition of discontinued operations......          -       4,960
    Extraordinary charge for early retirement of debt.........          -       3,640
    Other.....................................................        883        (985)
 Changes in assets and liabilities, net of effects
   from acquisitions:
    Changes in assets and liabilities.........................    (53,950)    (42,195)
    Decrease in site closure costs of discontinued operation..     (2,110)     (4,529)
                                                                ---------   ---------
 Net cash used for operating activities.......................    (18,440)    (38,210)
Cash flows from investing activities:
 Capital expenditures.........................................     (7,536)     (3,692)
 Acquisition of businesses....................................   (177,278)   (208,721)
 Proceeds from sale of assets.................................        980       5,750
 Other, net...................................................     (2,315)     (1,491)
                                                                ---------   ---------
 Net cash used for investing activities.......................   (186,149)   (208,154)
Cash flows from financing activities:
 Financing costs..............................................     (8,052)     (9,307)
 Net borrowing of long-term debt..............................    215,184     225,311
 Net issuance of common stock.................................        626           -
 Dividends paid on preferred stock............................     (3,180)     (1,810)
                                                                ---------   ---------
 Net cash provided by financing activities....................    204,578     214,194
                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents..........        (11)    (32,170)
Cash and cash equivalents at beginning of period..............     21,265      54,128
                                                                ---------   ---------
Cash and cash equivalents at end of period....................  $  21,254   $  21,958
                                                                =========   =========

                            See accompanying notes.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Summary of significant account policies:

     The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended June 25, 1999, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     As previously reported, during the nine-month transition period ended December 25, 1998 the Company changed its fiscal year-end from the last Friday in March to the last Friday in December. Consequently, unaudited financial statements for the six months ended June 25, 1998 have not been previously reported.

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the current year's presentation. The reclassifications had no impact on income or total assets.

     These condensed consolidated financial statements should be read in conjunction with the Company's transition report on Form 10-K for the nine months ended December 25, 1998. The results of operations for the fiscal period ended June 25, 1999 are not necessarily indicative of the results for the full fiscal year. The December 25, 1998 balance sheet amounts were derived from audited financial statements.

2.   Business acquisitions:

     EMCON

     On June 15, 1999, the Company acquired all of the outstanding capital stock of EMCON Inc. (EMCON) for approximately $61.9 million plus the assumption of approximately $13.3 million in debt. EMCON, based in San Mateo, California, is a fully integrated environmental consulting, engineering, design, construction and related outsourced services firm serving primarily the private sector with a focus on the solid waste service market. For the twelve months ended December 31, 1998, EMCON had revenues of $151.3 million and net income of $1.6 million.

     The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $29.3 million is classified as cost in excess of net assets of acquired businesses.

     The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

     Description                                                      Amount
     -----------                                                 --------------
                                                                 (In thousands)
     Current assets...........................................     $ 46,640
     Property and equipment...................................       11,576
     Cost in excess of net assets of acquired businesses......       29,333
     Other long term assets...................................       13,173
     Current liabilities......................................       27,432
     Long term liabilities, primarily debt....................       10,378

     As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $6.6

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     million for the estimated EMCON severance, office closure and lease termination costs which will be paid over the next four years.


     EFM Group

     On April 9, 1999, the Company acquired specified assets of EFM Group (EFM) from ICF Kaiser International, Inc. (Kaiser) for $74.0 million in cash net of $8.0 million representing working capital retained by Kaiser.
     EFM provides environmental remediation, program management and technical support for United States Government agencies including the DOD, NASA and the DOE as well as private sector environmental clients. EFM had revenue of approximately $106.0 million for the calendar year ended December 31, 1998.

     The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $77.7 million is classified as cost in excess of net assets of acquired businesses. The EFM net assets acquired were $2.2 million consisting principally of an investment in a joint venture.

     As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $4.5 million for the estimated EFM severance, office closure and lease termination costs of which $1.9 million has been paid through June 25, 1999. The balance will be paid over the next two years.



     Roche

     On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10.2 million plus potential future earnout payments ranging from zero to $9.0 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenue of approximately $28.0 million for the year ended December 31, 1998.

     The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $3.9 million is classified as cost in excess of net assets of acquired businesses.

     The estimated fair value of the assets acquired and liabilities assumed of Roche as adjusted are as follows:

     Description                                                      Amount
     -----------                                                 ---------------
                                                                 (In thousands)
     Current assets............................................       $ 11,840
     Property and equipment....................................          1,711
     Cost in excess of net assets of acquired businesses.......          3,868
     Other long term assets....................................          3,202
     Current liabilities.......................................          9,408
     Long term liabilities, primarily debt.....................            664

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The purchase price allocations for the EMCON, Roche and EFM acquisitions are preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

     The following unaudited pro forma condensed statement of operations gives effect to the EFM, Roche and EMCON acquisitions as if the transactions had occurred at the beginning of the six-month periods ended June 25, 1999 and June 26, 1998.

                                                                     June 25, 1999       June 26, 1998
                                                                       Pro Forma           Pro Forma
                                                                  -------------------  ------------------
     (In thousands, except per share data)
     Revenues...................................................         $    649,937      $     491,898
     Income (loss) from continuing operations...................               15,607            (20,532)
     Net income (loss) applicable to common stock...............               12,427            (34,325)
     Income (loss) per share:
        Basic...................................................                 0.55              (3.14)
        Diluted.................................................                 0.47              (3.14)

     The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results, which would have occurred if the EFM, Roche and EMCON acquisitions had taken place at the date and on the basis assumed above.

     Fluor Daniel GTI, Inc.

     On December 3, 1998, the Company acquired the outstanding common stock of Fluor Daniel GTI, Inc. (GTI), an environmental consulting, engineering and construction management services company. GTI operates mainly throughout the United States with minor foreign operations. Total consideration amounted to $69.4 million plus approximately $2.0 million in transaction costs. This transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $16.3 million is primarily classified as cost in excess of net assets of acquired businesses.

     The estimated fair value of the assets acquired and liabilities assumed of GTI are as follows:

     Description                                                                                             Amount
     -----------                                                                                       -----------------
                                                                                                         (In thousands)
     Current assets.....................................................................................   $  91,644
     Property and equipment.............................................................................       3,587
     Intangibles, primarily cost in excess of net assets of acquired businesses.........................      16,324
     Other long term assets.............................................................................       5,972
     Current liabilities................................................................................      46,130

     As a result of the acquisition of GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7.9 million for the estimated GTI severance, office closure costs and lease termination costs of which $7.0 million has been paid through June 25, 1999. The balance, relating primarily to office lease costs, will be paid over the next four years.

     The purchase price allocation is preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     OHM Acquisition

     In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation company servicing primarily industrial, federal government and local government agencies located in the United States. The transaction was effected through a two-step process for a total purchase price of $303.4 million consisting of (a) the acquisition of 54% of the total outstanding shares through a cash tender offer (Tender Offer), which was consummated on February 25, 1998, at $11.50 per share for 13.9 million shares of OHM common stock, for a total consideration of $160.2 million plus $4.6 million in acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of 12.9 million shares of Company common stock valued at $8.04 per share, or $103.8 million and payment of $30.8 million plus $4.0 million in acquisition costs.

     This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $346.3 million is classified as cost in excess of net assets of acquired businesses with amortization over forty years.

     The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:

     Description                                                      Amount
     -----------                                                 ---------------
                                                                 (In thousands)
     Current assets...........................................   $  105,096
     Property and equipment...................................       18,344
     Cost in excess of net assets of acquired businesses......      346,299
     Other long term assets...................................       78,229
     Current liabilities......................................      136,558
     Long term liabilities, primarily debt....................      107,924

     As a result of the merger with OHM (the OHM Merger), the Company adopted a plan and completed the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $14.8 million for the estimated OHM severance, office closure costs and lease termination costs of which $12.4 million has been paid through June 25, 1999. The balance relating primarily to office lease costs is anticipated to be paid over the next seven years.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Earnings per share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   For the fiscal quarter ended    For the two fiscal quarters ended
                                                                  ------------------------------  ----------------------------------
                                                                     June 25,        June 26,         June 25,           June 26,
                                                                       1999            1998             1999               1998
                                                                  --------------  --------------  -----------------  ---------------
                                                                                 (In thousands, except per share data)
   Numerator:
   Net income (loss) from continuing operations.................        $ 8,788        $(19,291)           $14,571       $(22,819)
    Preferred stock dividends...................................         (1,590)         (1,569)            (3,180)        (3,127)
                                                                        -------        --------            -------       --------
   Numerator for basic earnings per share - net income (loss)
     available to common stockholders...........................          7,198         (20,860)            11,391        (25,946)
   Discontinued operations - closure costs (net of income
     tax benefit)...............................................              -               -                  -         (4,960)
   Extraordinary charge for early retirement of debt (net of
     income tax benefit)........................................              -               -                  -         (5,706)
                                                                        -------        --------            -------       --------
   Net income (loss) applicable to common stock.................        $ 7,198        $(20,860)           $11,391       $(36,612)
                                                                        =======        ========            =======       ========

   Effect of conversion of dilutive securities:
     Preferred stock dividends..................................            692               -              1,384              -
                                                                        -------        --------            -------       --------

   Numerator for diluted earnings per share - net income
     (loss) applicable to common stock..........................        $ 7,890        $(20,860)           $12,775       $(36,612)
                                                                        =======        ========            =======       ========

  Denominator:
   Denominator for basic earnings per share-
     weighted average shares....................................         22,710          11,881             22,674         10,961

   Effect of conversion of dilutive securities:
     Common equivalent shares...................................            654               -                608              -
     Convertible preferred stock................................          6,073               -              6,073              -
                                                                        -------        --------            -------       --------

   Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions....................................         29,437          11,881             29,355         10,961
                                                                        =======        ========            =======       ========

  Net income (loss) per share basic:
   Earnings from continuing operations (net of preferred stock
     dividends).................................................        $  0.32        $  (1.76)           $  0.50       $  (2.37)
   Earnings from discontinued operations........................              -               -                  -          (0.45)
   Extraordinary item - early extinguishment of debt............              -               -                  -          (0.52)
                                                                        -------        --------            -------       --------
                                                                        $  0.32        $  (1.76)           $  0.50       $  (3.34)
                                                                        =======        ========            =======       ========

  Net income (loss) per share diluted...........................        $  0.27        $  (1.76)           $  0.44       $  (3.34)
                                                                        =======        ========            =======       ========

In June 1998, approximately 12.9 million shares were issued in connection with the second step of the OHM Merger (see Item 1. Financial Statements -Notes to Condensed Consolidated Financial Statements, Note 2).

                              THE IT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



4.   Recent accounting pronouncements:

     In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company intends to adopt FASB Statement No. 133 in the first fiscal quarter of the year 2001 although earlier adoption is permitted. The Company is required by its Credit Facilities to use swap agreements to manage the interest rate risks associated with the variable nature of a portion of borrowings under the Company's Credit Facilities. FASB Statement No. 133 requires these swap agreements to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the impact of adopting this new standard will be material to the Company's financial statements.

5.   Discontinued operations:

     In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of June 25, 1999, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure. At June 25, 1999, the Company's condensed consolidated balance sheet included accrued liabilities of $5.8 million to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted by trust agreements with the California EPA Department of Toxic Substance Control to closure and post-closure use. There were no significant developments with these discontinued operations during the quarter.

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

6.   Contingencies:

     For information regarding legal proceedings of the Company's continuing operations, please see the note "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Transition Report on Form 10-K for the fiscal year ended December 25, 1998 (as amended through Amendment No. 1); current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Management's Discussion and Analysis of Results of Operations and Financial Condition -Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding the legal proceedings of the discontinued operations of the Company.

7.   Contract accounting and accounts receivable:

     Included in accounts receivable, net at June 25, 1999 are billed receivables, unbilled receivables and retention in the amounts of $326.8 million, $66.5 million and $9.8 million, respectively. Billed receivables, unbilled receivables and retention from various agencies of the U.S. Government as of June 25, 1999 were $146.8 million, $47.1 million and $2.3 million, respectively. At December 25, 1998, billed receivables, unbilled receivables and retention were $269.0 million, $60.6 million and $9.0 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 25, 1998 were $145.6 million, $37.5 million and $2.2 million, respectively.

                              THE IT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

     Included in accounts receivable at June 25, 1999 is approximately $33.4 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration and should be settled within one year. This amount includes contract claims in litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 6). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

8.   Special charges:

     Special charges totaling $30.7 million were recorded for the two fiscal quarters ended June 26, 1998.

     A $10.6 million special charge (net of cash proceeds of $5.8 million) related to the sale of the Company's investment in Quanterra, Incorporated.

     A $14.4 million special charge related to the write down of assets associated with the Company's Hybrid Thermal Treatment System (HTTS/(R)/) business to estimated salvage value.

     A special charge of $5.7 million was recorded in the fiscal quarter ended March 27, 1998 for integration costs associated with the acquisition of OHM, including $2.2 million of costs for severance and $3.5 million of costs other related items for closing and consolidating the Company's offices with OHM's offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees in the operating group and administrative support functions to be laid off. In addition, the Company approved a plan for restructuring IT offices in which it would close three leased facilities, reduce the size of three more facilities and sublease a portion of eight additional facilities. As of June 25, 1999, $0.6 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next six years.

9.   Income taxes:

     For the two fiscal quarters ended June 25, 1999, the Company recorded an income tax provision of $9.7 million, reflecting an income tax rate of 40% on income of $24.3 million which is based upon the estimated tax rate for the entire year.

     For the two fiscal quarters ended June 26, 1998, the Company recorded an income tax benefit of $1.4 million, reflecting an income tax rate of 40% on income of $6.5 million excluding special charges of $30.7 million. The income tax benefit related to the special charges was offset by an increase in the deferred tax valuation allowance of $8.3 million.

     Based on a net deferred tax asset of $113.8 million (net of a valuation allowance of $51.3 million) at June 25, 1999 and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the net deferred tax asset would be approximately $285.0 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the net deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

                              THE IT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


10   Long-term debt:

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

     On March 5, 1999, the lenders under the Company's credit facilities approved the third amendment to the loan agreement. The third amendment allowed for the acquisitions of the EFM and Roche (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 2) as permitted acquisitions under the credit facilities, increased the amount of subordinated notes that could be issued by the Company from $150.0 million to $250.0 million and amended the definition of "change of control" to permit certain sales by the Carlyle Investors of the 6% Preferred Stock (or Common Stock into which such preferred stock may have been converted). The third amendment further provides that excess proceeds from the issuance of subordinated notes utilized to reduce the revolving credit facility portion of the credit facilities would not affect the future availability to the Company under the revolving facility. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility.

     On April 9, 1999, the Company issued $225.0 million of senior subordinated notes (Notes). The Company received $215.8 million in proceeds, net of expenses of $9.2 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions and to refinance existing indebtedness under the Company's revolving credit facility.

     On May 10, 1999, the lenders under the Company's credit facilities approved a Consent and Waiver to include the Company's proposed EMCON acquisition as a permitted acquisition under the loan agreement, subject to certain customary conditions.

     Letters of credit outstanding at June 25, 1999 were $11.9 million, of which $7.8 million were issued under the revolving credit facility.

     The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $12.4 million. These notes payable mature at various dates between July 1999 and November 2000, at interest rates ranging from 7.5% to 8.6%.

11.  Operating segments:

     Organization

     The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Ventures (C & V), Outsourced Services and International. The Company's E & C segment manages complex hazardous waste remediation projects of all sizes involving the assessment, planning and execution of the decontamination and restoration of property, plant and equipment that have been contaminated by hazardous substances. The C & V segment provides a wide range of consulting services including environmental permitting, facility siting and design, strategic environmental management, environmental compliance/auditing, risk assessment/management, pollution prevention, waste minimization, environmental information systems, and data management. The Outsourced Services segment provides full service capabilities for operations, maintenance, management and construction at federal, state and local government facilities and in the private sector. The Company's International segment is designed to meet the global needs of the Company's U.S. based clients and to invest in businesses or enter into joint ventures to pursue and perform international projects. The Company's international operations include a 50.1% investment in a Taiwan-based wastewater treatment design/build firm and with the acquisition

                              THE IT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     of GTI in December 1998, the Company expanded its international presence to provide environmental services through subsidiaries located in Europe and Australia.

Segment Information

                                                                                       Outsourced
                                                         E & C             C & V        Services    International    Total
                                                         -----             -----        --------    -------------   --------
                                                                                      (In thousands)
Quarter ended June 25, 1999
 Revenues........................................       $186,266        $ 70,355        $ 27,807   $ 16,862        $301,290

 Segment profit..................................         24,958          12,279           1,772        929          39,968

Quarter ended June 26, 1998
 Revenues........................................       $180,200        $ 22,047        $ 19,682   $  3,259        $225,188

 Segment profit (loss)...........................         19,623           3,387           1,285       (339)         23,956

Two quarters ended June 25, 1999
 Revenues........................................       $364,936        $119,137        $ 51,139   $ 24,052        $559,264

 Segment profit..................................         44,808          19,818           3,127      1,135          68,888

Two quarters ended June 26, 1998
 Revenues........................................       $285,944        $ 45,522        $ 26,501   $  3,259        $361,226

 Segment profit (loss)...........................         31,374           6,350           2,233     (1,702)         38,255

                                                                   Quarter ended              Two quarters ended
                                                                -------------------           ------------------
                                                                June 25,   June 26,           June 25,   June 26,
                                                                 1999       1998               1999       1998
                                                                 ----       ----               ----       ----
Profit or Loss
 Total profit for reportable segments....................       $ 39,968     $ 23,956         $ 68,888    $ 38,255
 Unallocated amounts:
  Corporate selling, general and administrative expense..        (11,439)     (10,587)         (21,888)    (18,278)
  Special charges (a)....................................              -      (24,971)               -     (30,665)
  Interest expense, net..................................        (13,882)      (8,902)         (22,715)    (13,485)
                                                                --------     --------         --------    --------

 Income (loss) before income taxes.......................       $ 14,647     $(20,504)        $ 24,285    $(24,173)
                                                                ========     ========         ========    ========

(a) Special charges, not included in the measurement of segment profit (loss) for the quarter ended June 26, 1998 include amounts relating to the sale of the Quanterra investment and the write down of the HTTS/(R)/ assets, and for the two quarters ended June 26, 1998 also includes OHM integration costs, primarily severance and office consolidations.

                              THE IT GROUP, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



12.  Financial information for subsidiary guarantors

     The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's wholly owned domestic subsidiaries. The Notes have not been guaranteed by the Company's domestic captive insurance subsidiary nor any of the Company's foreign subsidiaries. The following summarized financial information presents separately the composition of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  Summarized Condensed Financial Information
               As of and for the Six Months Ended June 25, 1999

                                                                Guarantor     Non-Guarantor
                                                  Parent      Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                              --------------  -------------  ----------------  --------------  --------------
                                                                              (In thousands)
Current assets..............................        $     -      $  438,165           $33,232      $    (137)        $471,260
Non current assets                                   19,476       1,169,443            35,710       (498,565)         726,064
Current liabilities                                   7,279         254,328            27,886         (4,747)         284,746
Revenues                                                  -         536,681            22,678            (95)         559,264
Gross margin                                              -          76,091             1,908            (95)          77,904
Net income (loss) from continuing operations         (5,028)         18,814             1,299           (514)          14,571
Net income (loss)                                    (5,028)         18,814             1,299           (514)          14,571


                  Summarized Condensed Financial Information
               As of and for the Six Months Ended June 26, 1998

                                                                Guarantor       Non-Guarantor
                                                  Parent       Subsidiaries     Subsidiaries      Eliminations    Consolidated
                                              --------------  --------------  -----------------  --------------  ---------------
                                                                                (In thousands)
Current assets                                $  -                 $298,976            $10,112       $    (259)        $308,829
Non current assets                                   12,721         622,937              9,140        (119,470)         525,328
Current liabilities                                   2,487         189,267             17,757          (8,712)         200,799
Revenues                                                  -         357,935              3,553            (262)         361,226
Gross margin                                              -          44,894               (185)           (262)          44,447
Net income (loss) from continuing operations         (1,856)        (20,541)               288            (710)         (22,819)
Net income (loss)                                    (1,856)        (31,207)               288            (710)         (33,485)

13.  Subsequent event

     On July 28, 1999, the Company announced that within its existing four segments it would conduct its business through seven principal business units and announced the promotion of the managers of those units currently led by existing Vice Presidents, and other officers. The Company also announced that two senior executives had left the Company; the Senior Vice President of the Engineering & Construction segment, the Senior Vice President of the Consulting & Ventures segment, and that the Senior Vice President and Chief Administrative Officer would be leaving the Company to pursue other opportunities.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                              THE IT GROUP, INC.

                        FOR QUARTER ENDED JUNE 25, 1999


RESULTS OF OPERATIONS

Overview

We are a leading provider of a broad range of environmental consulting, engineering and construction, and remediation services, designed to address clients' environmental needs and to add value by reducing clients' financial liabilities. In addition, we are leveraging our ability to manage large, complex environmental projects, one of our core strengths, to offer a variety of services, such as facilities management, to clients who no longer wish to perform these services themselves. We have a strong reputation for both the high quality of our work and the breadth of the services we provide.

Our clients are federal, state and local governments in the U.S. and commercial businesses worldwide. We obtained 59% of our revenues for the six months ended June 25, 1999 from the federal government under more than 100 contracts that range in length from one to ten years. In addition, we serve 1,600 commercial clients on projects, which range in length from one month to more than one year. For the six months ended June 25, 1999, our revenues were $559.3 million. Approximately 86% of our backlog at June 25, 1999 was under federal government programs, and approximately 85% is expected to be charged to our clients on a cost-reimbursable basis.

In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in our revenues. Our cost of revenues include subcontractor costs, salaries, direct and indirect overhead costs such as rents, utilities and travel directly attributable to projects. Our selling, general and administrative expenses are comprised primarily of costs related to the executive offices, corporate accounting, information technology, marketing and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, we include in these expenses amortization of intangible assets such as goodwill resulting from acquisitions.

Revenues and Gross Margins

Company. Revenues for the three months ended June 25, 1999 increased $76.1 million, or 33.8%, to $301.3 million, and for the six-month year to date period ended June 25, 1999 increased $198.1 million, or 54.8%, to $559.3 million over the comparable prior year periods ended June 26, 1998. The increases in revenues are primarily attributable to the acquisitions of OHM Corporation (OHM) in February and June, 1998, Fluor Daniel GTI, Inc. (GTI) in December 1998, Roche Limited Consulting Group (Roche) in March 1999, the Environment and Facilities Management Group of ICF Kaiser International, Inc. (EFM) in April 1999, and EMCON, Inc. (EMCON) in June 1999 (see Item 1 - Notes to Condensed Consolidated Financial Statements, Note 2). Revenue levels, year-to-date, are running below expectations primarily as a result of start-up delays of construction and remediation activities on various projects. Revenue is expected to increase in the second half of the year, resulting in revenue of approximately $1.3 billion for 1999.

Our gross margin for the quarter ended June 25, 1999, improved to 14.8% of revenues, compared to 12.1% of revenues reported in the quarter ended June 26, 1998. Our gross margin for the six months ended June 25, 1999 increased to 13.9% of revenues, compared to 12.3% of revenues reported in the six months ended June 26, 1998. The increases in gross margins over the prior year periods were due to a favorable mix of higher margin revenue and overhead efficiencies. We do not expect the improvement in our gross margin percentage to continue at the current level throughout the balance of the year. Our ability to maintain or improve our gross margin levels as well as to achieve target earnings is dependent on various factors in addition to the mix of work, including utilization of professional staff, successful execution of projects and bidding of new contracts at adequate margin levels, and continued realization of overhead savings achieved upon the successful integration of recent acquisitions.

                              THE IT GROUP, INC.

A significant percentage of our revenues continue to be earned from federal government contracts with various federal agencies. Revenues from federal government contracts accounted for 59% of our consolidated revenues in both the six months ended June 25, 1999 and June 26, 1998. Although the percentage of revenues from federal government contracts remained about the same for the two comparable periods, the absolute dollars of federal government revenues increased to $330.8 million in the six months ended June 25, 1999 compared to $212.8 million in the six months ended June 26, 1998. This increase is primarily attributable to the acquisitions of OHM, GTI and EFM. Federal government revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE. We expect to continue to earn a substantial portion of our Engineering & Construction segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. In addition, management expects to increase our revenues from the DOE in the future due to an expected transition by the DOE over the next several years to emphasize remediation, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD and our past performance on DOE contracts.

Revenue growth from the commercial sector, excluding recent acquisitions, could continue to be restricted in the near term partly due to increased emphasis on competitive bids and commercial clients delaying certain work until final Congressional action is taken on the reauthorization of CERCLA. As for CERCLA, it is uncertain when reauthorization will occur or what the details of the legislation, including retroactive liability, cleanup standards, and remedy selection, may include. Uncertainty regarding possible rollbacks of environmental regulation and/or reduced enforcement could further decrease the demand for our services, as clients anticipate and adjust to the new regulations. These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services that provide an integrated, proactive approach to environmental issues and that are driven by economic, as opposed to legal or regulatory, concerns. Further, legislative or regulatory changes could also result in increased demand for our services if such changes decrease the cost of remediation projects or result in more funds being spent for actual remediation. The ultimate impact of any such changes will depend upon a number of factors, including the overall strength of the U.S. economy and clients' views on the cost effectiveness of the remedies available. To address this projected trend in industry spending, we have undertaken a strategy of expanding through acquisitions our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations. In addition, we have realigned our organizational resources to meet forecasted revenue growth.

Engineering & Construction. Revenues from the Engineering & Construction segment increased $6.1 million, or 3.4%, to $186.3 million for the three months ended June 25, 1999. For the six months ended June 25, 1999, Engineering & Construction segment revenues increased $79.0 million, or 27.6%, to $364.9 million. Our Engineering & Construction segment includes revenues from the Department of Defense (DOD), Department of Energy (DOE), other government agencies, and commercial clients.

For the three months ended June 25, 1999, revenues from the DOD and a small number of other government agencies increased $8.8 million, or 8.2%, to $116.7 million, DOE revenues increased $13.5 million, or 69.6%, to $32.9 million, and commercial revenues decreased $16.2 million, or (30.6%), to $36.7 million. DOE revenues increased primarily due to the transition to the remediation phase of a $122.0 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project (Fernald Project). Commercial revenues in the Engineering & Construction segment decreased due to delays in starting fieldwork. Segment revenues also increased as a result of the EFM acquisition.

For the six months ended June 25, 1999, revenues from DOD and other governmental agencies increased $61.3 million, or 35.8%, to $232.3 million, DOE revenues increased $23.8 million, or 73%, to $56.4 million, and commercial revenues decreased $6.7 million, or (8.1%), to $76.2 million. The increase in DOD revenues was mainly the result of the OHM acquisition. The increase in DOE revenues is mainly due to the DOE's Fernald Project. The decrease in commercial revenues is mainly due to delays in starting fieldwork.

Our Engineering & Construction segment profit margin was $25.0 million, or 13.4% of segment revenues, for the three months ended June 25, 1999, compared to $19.6 million, or 10.9% of segment revenues, for the three months ended June 26, 1998. Our Engineering & Construction segment profit margin was $44.8 million, or 12.3% of segment revenues, for the six months ended

                              THE IT GROUP, INC.

June 25, 1999 compared to $31.4 million, or 11.0% of segment revenues, for the six months ended June 26, 1998. The increase in gross margin percentages for the three and six months ended June 25, 1999 over the prior year periods was primarily due to a favorable mix of higher margin revenue and overhead efficiencies.

Consulting & Ventures. Revenues from our Consulting & Ventures segment increased $48.4 million, or 220%, to $70.4 million for the three months ended June 25, 1999. For the six months ended June 25, 1999, Consulting & Ventures revenues increased $73.6 million, or 162%, to $119.1 million. Most of the revenues in Consulting & Ventures are derived from commercial clients. The increase in these revenues is primarily due to the acquisitions of GTI in December 1998 and EFM in April 1999.

Our Consulting & Ventures segment profit margin was $12.3 million, or 17.5% of segment revenues in the three months ended June 25, 1999, compared to $3.4 million, or 15.4% of segment revenues, for the three months ended June 26, 1998. Our Consulting & Ventures segment profit margin was $19.8 million, or 16.6% of segment revenues, for the six months ended June 25, 1999, compared to the $6.4 million, or 13.9% of segment revenues for the six months ended June 26, 1998. The increased profit margin in absolute dollars and as a percentage of revenue is primarily attributable to increased operating efficiencies related to the GTI acquisition.

Outsourced Services. Outsourced Services revenues increased $8.1 million, or 41.3%, to $27.8 million for the three months ended June 25, 1999. For the six months ended June 25, 1999, Outsourced Services revenues increased $24.6 million, or 93.0%, to $51.1 million. The revenue increases are attributable to the OHM acquisition in February 1998 and the inclusion of its outsourcing operations in our results of operations for the entire six months ended June 25, 1999, as opposed to four months of revenues included in comparable prior year period. Our outsourcing operations provide a range of project, program and construction management services to the DOD as well as state and local government agencies.

Our Outsourced Services segment profit margin was $1.8 million for the three months ended June 25, 1999, and $1.3 million for the three months ended June 26, 1998. For the six months ended June 25, 1999, the Outsourced Services segment profit margin was $3.1 million, or 6.1% of segment revenues, compared to $2.2 million, or 8.3% of segment revenues for the six months ended June 26, 1998. The increase in overall gross margin dollars and the decrease in gross margin percentage is the result of an increase in contract volume for larger, longer term contracts that have lower overall margins.

International. International revenues were $16.9 million for the three months ended June 25, 1999 compared to $3.3 million for the three months ended June 26, 1998. For the six-month periods ended June 25, 1999 and June 26, 1998, International revenues were $24.1 million and $3.3 million, respectively. The increase is the result of the acquisitions of GTI in December 1998 and Roche in March 1999, and an adjustment to certain projects performed in Taiwan by our 50.1% owned subsidiary CMIT for the three months ended March 27, 1998.

Our International segment reported a profit of $0.9 million for the three months ended June 25, 1999 compared to a loss of $0.3 million in the three months ended June 26, 1998. International segment profit was $1.1 million for the six months ended June 25, 1999 compared to a loss of $1.7 million in the six months ended June 26, 1998. This improvement is primarily due to the GTI and Roche acquisitions.

The GTI acquisition increased the size of the International segment with operations primarily in Australia, the United Kingdom and Italy. The GTI acquisition included approximately $80.0 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract. Roche, based in Quebec, Canada, had $28.0 million in revenues for 1998.

Backlog. Our total funded and unfunded backlog at June 25, 1999 was $4.0 billion, an increase of $0.5 million from December 25, 1998, primarily due to the acquisitions of EFM, Roche and EMCON. New contract awards in the period came from a cross-section of our markets including federal and state/local government agencies, utility and other commercial clients and outsourced services. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of federal government contracts, many of which are subject to annual funding and definition of project scope. The backlog at June 25, 1999 includes $3.0 billion of future work we estimate we will receive (based on

                              THE IT GROUP, INC.

historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

Our backlog at any given time is subject to changes in scope of services, which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 7 - Contract accounting and accounts receivable.)

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were 5.3% of revenues for the three months ended June 25, 1999 compared to 6.2% of revenues in the three months ended June 26, 1998. SG&A expenses were 5.5% of revenues for the six months ended June 25, 1999 compared to 6.8% of revenues in the six months ended June 26, 1998. The decreases in SG&A expenses are primarily attributable to the elimination of certain duplicative overhead functions and other cost savings achieved as a result of the OHM, GTI, EFM and Roche acquisitions. Management expects SG&A expenses to decrease slightly as a percentage of revenue because we anticipate additional cost savings to be achieved from the EFM and EMCON acquisitions that occurred in 1999 and the GTI acquisition that occurred in December 1998.

SG&A expenses include goodwill amortization expense of $3.0 million for the three months ended June 25, 1999 and $2.3 million for the three months ended June 26, 1998. SG&A expenses (excluding goodwill) were 4.3% of revenues for the three months ended June 25, 1999 and 5.1% of revenues for the three months ended June 26, 1998. For the six months ended June 25, 1999, SG&A expenses include goodwill amortization expense of $5.7 million compared to $2.6 million for the six months ended June 26, 1998. The increases in goodwill amortization expenses are primarily due to the OHM, GTI, EFM and Roche acquisitions. SG&A expenses (excluding goodwill) were 4.5% of revenues for the six months ended June 25, 1999 and 6.0% of revenues for the six months ended June 26, 1998.

Special Charges

Special charges of $30.7 million were recorded in the two fiscal quarters ended June 26, 1998 as outlined below:


                                             Cash/          Special                       Reserve balance
                                            Noncash         Charges        Activity         at 6/25/99
                                            -------         -------        --------       ---------------
                                                         (In thousands)
Sale of the Quanterra Investment             Noncash      $ (10,550)        $ 10,550         $        -
Write-down of assets - Primarily             Noncash        (14,421)          14,421                  -
 the Hybrid Thermal Treatment
 System (HTTS/(R)/)
Integration costs--OHM acquisition
   Severance.........................         Cash            (2,197)          2,197                  -
   Duplicative offices/assets........         Cash            (2,478)          1,912               (566)
  Other..............................         Cash            (1,019)          1,019                  -
                                                          ----------        --------              -----
    Total............................                     $  (30,665)       $ 30,099              $(566)
                                                          ==========        ========              =====

A $10.6 million special charge (net of cash proceeds of $5.8 million) related to the sale of our investment in Quanterra, Incorporated.

A $14.4 million special charge related to the write down of assets associated with our HTTS/(R)/ business to estimated salvage value.

A $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and eliminating duplicative offices. As part of the plan

                              THE IT GROUP, INC.

of integration, we laid-off more than 100 IT employees, primarily in the operating group and administrative support functions. In addition, as part of the plan we closed three leased facilities, reduced the size of three more facilities and subleased a portion of eight additional facilities. As of June 25, 1999, $0.6 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years. One lease requires payments over the next six years.

Interest, Net

Net interest expense represented 4.1% of revenues in the two fiscal quarters ended June 25, 1999 and 3.7% for the two fiscal quarters ended June 26, 1998. In absolute dollars, net interest expense was $22.7 million and $13.5 million for the six months ended June 25, 1999 and June 26, 1998, respectively. This increase in net interest expense is due principally to the April 9, 1999 issuance of $225.0 million, 11.25%, ten year senior subordinated notes and the increased level of debt required to finance the OHM, GTI and EFM acquisitions.

Income Taxes

The Company recorded an income tax provision (benefit) for the six month periods ended June 25, 1999 and June 26, 1998 in the amounts of $9.7 million and ($1.4) million, respectively. The provision for income tax was calculated utilizing an effective tax rate of 40% of income for the six months ended June 25, 1999. The benefit for income taxes for the six months ended June 26, 1998 was calculated utilizing a 40% effective rate on income excluding special charges and giving effect to changes in the Company's deferred tax valuation allowance. See Item
1.  Financial Statements - Notes to Condensed Consolidated Financial Statements,
Note 9.

Extraordinary Item

For the six months ended June 26, 1998, we recorded a $5.7 million charge, net of income tax benefit of $3.5 million, for the early extinguishment of $65.0 million of senior debt which was refinanced in connection with the acquisition of OHM. We incurred a $5.6 million payment for the make whole interest provision as a result of retiring our $65.0 million senior debt early in accordance with the loan agreement. In addition, we also expensed approximately $3.6 million related to the unamortized loan origination expenses associated with issuing the $65.0 million senior debt.

Dividends

Our reported dividends for the two quarters ended June 25, 1999 were $3.2 million and for the two quarters ended June 26, 1998 were $3.1 million. Our reported dividends for two quarters ended June 26, 1998 include imputed dividends of $0.8 million, which were paid in stock.

Our dividends are summarized below:

                                            Fiscal quarters ended   Two fiscal quarters ended
                                           ----------------------  -------------------------
                                            June 25,    June 26,     June 25,     June 26,
Dividend Summary on Preferred Stock           1999        1998         1999         1998
-----------------------------------------  ----------  ----------  ------------  -----------
7% Cumulative convertible exchangeable
     Cash dividend.......................  $  898,000  $  899,000    $1,796,000   $1,798,000

6% Cumulative convertible participating
     Cash dividend.......................     692,000           -     1,384,000            -
     Imputed non-cash dividend...........           -     330,000             -      810,000
     In kind 3% stock dividend...........           -     340,000             -      519,000
                                           ----------  ----------    ----------   ----------

          Total..........................  $1,590,000  $1,569,000    $3,180,000   $3,127,000
                                           ==========  ==========    ==========   ==========

                              THE IT GROUP, INC.

Discontinued Operations

In the six months ended June 26, 1998, we increased our provision for loss on disposition of our discontinued transportation, treatment and disposal business by $5.0 million net of income tax benefit of $3.0 million. This increased provision primarily related to an additional accrual for closure costs related to the former Panoche disposal site. In March 1998, we obtained approval by the California Department of Toxic Substances Control (DTSC) of the final closure and post closure plan for the last of our four inactive treatment, storage and disposal facilities. The approved plans allow us to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site.

For further information regarding our discontinued operations, see Item 1. Notes to Condensed Consolidated Financial Statements - Note 5 - Discontinued Operations, and Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition Transportation, Treatment and Disposal Discontinued Operations.

                              THE IT GROUP, INC.

                        LIQUIDITY AND CAPITAL RESOURCES

                              THE IT GROUP, INC.

FINANCIAL CONDITION

Working capital at June 25, 1999 was $186.5 million, which is an increase of $66.2 million, or 55%, from the December 25, 1998 working capital of $120.3 million. The current ratio at June 25, 1999 was 1.66:1, which compares to 1.44:1 at December 25, 1998.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the six months ended June 25, 1999 totaled $18.5 million compared to $38.2 million used by operating activities in the corresponding period of last year, a reduction in the use of cash by operating activities of $19.7 million. The change in cash used by operating activities was due to the increase in net income to $14.6 million for the six months ended June 25, 1999 compared to a net loss of $33.5 million for the six months ended June 26, 1998, and adjustments to non-cash items, primarily special charges of $25.0 million relating to the write down of the HTTS assets and the sale of our investment in Quanterra, Inc.

Cash used by investing activities was $186.2 million for the six months ended June 25, 1999 compared to $208.2 million for the six months ended June 26, 1998. The uses of cash in both periods were primarily related to the acquisition of businesses, net of cash acquired. For the six months ended June 25, 1999, we used $177.3 million for acquisitions, including $74.0 million for EFM, $10.2 million for Roche, $61.9 million for EMCON, and $31.2 million for acquisition related liabilities including employee severance, relocation and facility closure costs, and consideration paid relating to previously acquired entities. For the six months ended June 26, 1998, we used $208.7 million for acquisitions, including $199.6 for OHM, and $9.1 million related to other acquisitions. Capital expenditures of $7.5 million for the six months ended June 25, 1999 were $3.8 million greater than the prior fiscal year principally due to increased capital expenditure requirements as a result of acquisitions.

Long-term debt of $632.4 million at June 25, 1999 increased from $405.1 million at December 25, 1998 primarily due to the issuance of $225.0 million in 10 year senior subordinated notes (Notes), which were used for the acquisitions of EFM and Roche, and also increased due to borrowings under the revolving credit facility to finance the EMCON acquisition, and due to seasonal working capital requirements. The ratio of total debt, including current portion, to equity was 2.60:1 at June 25, 1999 and was 1.77:1 at December 25, 1998. The Notes have a 11.25% fixed rate of interest payable semiannually in cash commencing October 1999 and will be redeemable on or after 2004 at a premium with a stated maturity of April 2009. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 10) and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise.

As a result of the utilization of funds for acquisition purposes we have utilized a larger portion of our existing revolving credit capacity than would normally be expected. Our liquidity under our revolving credit facilities on June 25, 1999, after the EMCON acquisition, was approximately $35.0 million. The Company continues to have significant cash requirements, including interest, operating lease payments, preferred dividend obligations, the potential requirements of future acquisitions as the Company pursues its growth and diversification strategy, expenditures for the closure of its inactive disposal sites and PRP matters (see Transportation, Treatment and Disposal Discontinued Operations), required term loan and subordinated debenture principal payments, and contingent liabilities. In connection with the Company's plans for continued internal growth and growth through acquisitions, additional capital sources may be required.

                              THE IT GROUP, INC.

Transportation, Treatment and Disposal Discontinued Operation

As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. As of June 25, 1999, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure, which is scheduled to be completed in the fall of 2000.

On March 18, 1998, the DTSC certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. The approved plans provide for submittal of technical studies that will be utilized to determine final aspects, details and costs of closure construction and monitoring programs. While we believe that the approved closure plans substantially reduce future cost uncertainties to complete the closure of the Panoche facility, the ultimate costs will depend upon the results of the technical studies called for in the approved plans.

Closure and post-closure costs are incurred over a significant number of years (including post-closure monitoring and maintenance of its disposal facilities for at least 30 years) and are subject to a number of variables including, among others, negotiations with and oversight by regulatory agencies regarding the details of site closure and post-closure. We have estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if we are required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions.

With regard to the carrying value of residual land at the inactive disposal facilities, a substantial component of which is adjacent to those facilities and was never used for waste disposal, in June 1999, a local community's review of its growth strategy resulted in limitations, in line with our expectations, on our ability to develop a portion of our residual land. If the assumptions used to determine the carrying value are not realized, the value of the land could be materially different from the current carrying value.

With respect to the Operating Industries, Inc. Superfund site in Monterey Park, California, for which USEPA notified a number of entities, including the Company, that they were PRPs, there were no significant developments during the quarter.

With respect to the GBF Pittsburg landfill site near Antioch, California, there were no significant developments during the quarter, but our litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs is scheduled to be mediated beginning in September 1999. The owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time.

Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

State of Readiness.   We are engaged in a company-wide effort (Project) to
address the issues that are likely to arise if computer programs and embedded computer chips are unable to properly recognize dates in and after the year 2000. The Project is focused on three main areas:

     . the information technology systems in our computers and computer software, including those that are linked to the systems of third parties;

     . the non-information technology systems embedded in equipment that controls or monitors our operating assets; and

     .    our business relationships with third parties.

                              THE IT GROUP, INC.

The thrust of the Project is to address those information technology systems, non-information technology systems and relationships with external agents which we judge to be materially important to our operating results or financial condition, including those relating to significant entities (OHM, GTI, EFM, Roche and EMCON) which we have recently acquired.

Work dealing with both information technology and non-information technology systems has the following three phases:

     . Inventory and Assessment - inventorying all of our systems (including those that are linked to third parties), identifying our systems that are not year 2000 compliant, and making judgments as to which of our systems (both compliant and non-compliant) would likely be materially important;

     .    Strategy and Planning - developing strategies and plans for:

          . remediating, upgrading or replacing all non-compliant systems (except those whose failure would, in our judgment, have an insignificant impact on our operations), and

          . testing all systems judged to be materially important, and estimating the costs of implementing these strategies and executing these plans; and

     .    Execution - implementing the strategies and executing the plans.

Work dealing with relationships with external agents has the following three phases:

     . Inventory and Assessment - inventory of our relationships with external agents and making judgments as to which of these relationships would likely be materially important;

     . Communication and Evaluation - delivery of letters and questionnaires to materially important external agents to obtain information about their plans and actions to achieve timely year 2000 readiness, and evaluating their responses; and

     . Follow up - contacting these external agents to obtain further assurance that they will achieve timely year 2000 readiness.

Additional Project work, discussed below, involves identifying scenarios involving failures for year 2000 reasons of materially important systems or materially important relationships with external agents and developing contingency plans for mitigating the impact of such failures.

For information technology systems, including those of our recently acquired entities, the materially important systems are the core financial and administrative software system, network operating systems, desktop and laptop computers, and telecommunications equipment. The inventory and assessment and the strategy and planning phases of the work dealing with all materially important information technology systems are complete. The execution phase of this work involves both application and infrastructure repair and systems upgrades and replacements.

Our core financial and administrative software systems are certified as Year 2000 compliant by the vendor. During the year ended March 27, 1998, we established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, these integration tests were successfully completed. Our core hardware was also tested and found to be fully compliant with the Year 2000 requirements. For our recent acquisitions, our core financial and administrative system is presently used by OHM, GTI, and EFM, and EMCON will be migrated to this system by August 1999. The financial and accounting systems of Roche and of other international operations are still in the assessment phase and are not considered to be materially important to us as a whole. Approximately 60% of network operating systems, including those relating to the EMCON acquisition, will require upgrades to be Year 2000 compliant, which will occur by September 1999. Our desktop and laptop computers will require approximately 20% of the units to be replaced or upgraded in order to be Year 2000 compliant; this replacement will occur by December 1999. Our telecommunications equipment includes approximately 30% of the PBX phone systems which are not Year 2000 compliant and which will be replaced by December 1999.

                              THE IT GROUP, INC.

Materially important non-information technology systems involved in operations include products purchased from third parties, primarily design and engineering support software, proprietary software sold by us used in ongoing environmental remediation and compliance activities, and field monitoring equipment. The inventory and assessment of Year 2000 compliance is ongoing for design and engineering support software and field monitoring equipment, with projected completion by September 1999. The strategy, planning and execution phases of the work dealing with these systems will have time lines established upon the completion of the assessment phase. For proprietary environmental software, all remediation of non-Year 2000 software was completed by July 1999.

The inventory and assessment phase of the work dealing with relationships with external agents is complete. Our Year 2000 Program Director has coordinated communications with clients, suppliers, financial institutions and others with which we do business to obtain information about the state of these parties' Year 2000 readiness. The communication and evaluation phase of this work is expected to be completed by August 31, 1999, and we estimate that approximately 20% of the external agents whose relationships we believe to be materially important had been contacted and had responded as of July 1999. The follow-up phase of this work will be undertaken on a continuous, ongoing basis through the end of 1999. Our communications have included various entities of the U.S. federal government, which comprised approximately 59% of our revenues for the six months ended June 25, 1999. At this time, we cannot predict the impact on our consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. The failure of the U.S. federal government to pay its bills on a timely basis could have a material adverse effect on our consolidated financial condition, liquidity and results of operations.

Costs. Management has prepared a detailed conversion plan and has estimated the total cost of Year 2000 compliance to be approximately $6.2 million, including costs related to the recent acquisitions described above. As of June 25, 1999, we had incurred costs of approximately $1.5 million to address Year 2000 issues. All of the costs have been or will be charged to operating expense and funded through operating cash flows. Approximately 90% of both planned and incurred costs relate to hardware and software expenditures, and approximately 10% relate to outside consultants. Internal costs of the Project are not separately tracked. Additional costs could be incurred if significant remediation activities are required with third parties.

Risks and Contingencies. We are currently developing contingency plans to address how we will handle the most reasonably likely worst case scenarios including situations where our clients, suppliers, financial institutions and others are not Year 2000 compliant on January 1, 2000. We do not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, our contingency plans will include actions designed to identify and minimize any third party exposures and management believes that, based on third party exposures identified to date, these issues should be resolved by the year 2000.

Forward Looking Statements Relating to the Year 2000. The foregoing discussion about the year 2000 issue includes a number of forward-looking statements, which are based on our best assumptions and estimates. These include statements concerning our estimated timetables for completing the uncompleted phases of the Project work, our estimates of the percentages of the work that remains to be performed to complete these phases, our estimated timetable for identifying scenarios involving possible failures for year 2000 issues in materially important systems and relationships with external agents and the development and implementation of contingency plans for mitigating the impacts of these scenarios, and our estimates of the costs of each phase of our year 2000 work.

Actual results could differ materially from the estimates expressed in these forward-looking statements, due to a number of factors. These factors, which are not necessarily all the key factors that could cause such differences, include the following:

     . our failure to judge accurately which of our systems and relationships with external agents are materially important;

     . our inability to obtain and retain the staff and third-party assistance necessary to complete the uncompleted phases of the Project in accordance with our estimated timetables;

                              THE IT GROUP, INC.

     . the inability of such staff and third parties (1) to locate and correct all non-year 2000 compliant computer code in materially important systems and test such corrected code and (2) to install and test upgrades or new systems containing year 2000-compliant computer code, all in accordance with our estimated timetables;

     .    unforeseen costs of completing our year 2000 work;

     . our inability or failure to identify significant year 2000 issues not now contemplated; and

     .    the failure of external agents to achieve timely year 2000 readiness.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include those identified in the "Risk Factors" and "Business" sections of this prospectus and the following:

     . changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

     .    bidding opportunities and successes,

     . project results, including success in pursuing claims and change orders,

     . management of our cash resources, particularly in light of our substantial leverage,

     .    funding of our backlog,

     . matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects,

     . our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

     .    the ultimate closure costs of our discontinued operations,

     . the success of our acquisition strategy, including the effects of the integration of our recent acquisitions and any future acquisitions, and achievement of expected cost savings and other synergies from these acquisitions,

     . adequacy of Year 2000 compliance, or assessments regarding compliance, by ourselves or third parties, including our customers, and the costs or completeness of remediation or the adequacy of contingency plans, and

     . industry-wide market factors and other general economic and business conditions.

Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

                              THE IT GROUP, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

On April 9, 1999, the Company issued $225.0 million of senior subordinated notes which have a fixed interest rate of 11.25%. Since these instruments have a fixed rate of interest, we are not exposed to the risk of earnings loss due to changes in market interest rates. The fair value of these instruments at June 25, 1999 was $221.6 million.

There were no other material changes in the Company's exposure to market risk from December 25, 1998.

PART II

                              THE IT GROUP, INC.


Item 1.   Legal Proceedings.

The continuing operations litigation to which the Company is a party is more fully discussed in the note "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K, as amended, for the nine months ended December 25, 1998. See also Management?s Discussion and Analysis of Results of Operations and Financial Condition - Transportation, Treatment and Disposal Discontinued Operations for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

                              THE IT GROUP, INC.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit No.                   Description
               -----------                   -----------

                  10(ii)    32.    Agreement and Plan of Merger, dated May 10,
                                   1999, between the Registrant, Seismic
                                   Acquisition Corporation, and EMCON, a
                                   California corporation.(1)

                            33. Consent to Waiver Letter Agreement, dated as of May 10, 1999, among Registrant, IT Corporation, OHM Corporation, OHM Remediation Services Corp. and Beneco Enterprises, Inc., the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA, Inc., in its capacity as administrative agent, BankBoston, N.A., in its capacity as documentation agent and Credit Lyonnais, New York Branch, and Royal Bank of Canada, as co-agents.(2)

                  10(iii)   43.    Amendment Number Eight to IT Corporation
                                   Retirement Plan dated as of July 26, 1999.*

               --------------

               (1)          Filed as an Exhibit (c)(1) to Registrant's
                            Tender Offer Statement on Schedule 14D-1, filed May 17, 1999 and incorporated herein by reference.

               (2)          Filed as an Exhibit (b)(5) to Registrant's
                            Tender Offer Statement on Schedule 14D-1, filed May 17, 1999 and incorporated herein by reference.

                * Filed as management compensation plan or arrangement per Item 14(a)(3) of Securities Exchange Act.

     (b)  Reports on Form 8-K

          1. Current Report on Form 8-K, filed May 20, 1999, reporting under Item 5 the announcement of the Agreement and Plan of Merger entered into by the Registrant, EMCON, and the commencement of the tender offer for EMCON.

          2. Current Report on Form 8-K, filed May 28, 1999, reporting under Item 5 the termination of the Hart-Scott-Rodino waiting period with respect to the acquisition of EMCON.

          3. Current Report on Form 8-K, filed June 18, 1999, reporting under Item 2 the completion of the tender offer for EMCON.

          4. Current Report on Form 8-K, filed August 6, 1999, reporting under Item 5 the reorganization of the Company's principal business units and related senior management changes.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE IT GROUP, INC.
(Registrant)



/s/ ANTHONY J. DELUCA                                   August 9, 1999
---------------------                                   --------------
Anthony J. DeLuca
 President and Chief Executive Officer
   and Duly Authorized Officer



/s/ HARRY J. SOOSE, JR.                                 August 9, 1999
----------------------                                  --------------
Harry J. Soose, Jr.
 Senior Vice President, Chief Financial Officer
   and Principal Financial Officer



/s/ DAVID L. HILL                                       August 9, 1999
-----------------                                       --------------
David L. Hill
 Vice President, Controller and
   Principal Accounting Officer