Form 10-Q
period 1999-10-01
IT GROUP INC
filed 1999-11-15
CIK 731190

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended October 1, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number  1-9037
                      ---------

                             The IT Group, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                33-0001212
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

        2790 Mosside Boulevard, Monroeville, Pennsylvania    15146-2792
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (412) 372-7701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              ______     _____

At November 5, 1999 the registrant had issued and outstanding an aggregate of 22,763,652 shares of its common stock.

                             THE IT GROUP, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED OCTOBER 1, 1999

PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets
           as of October 1, 1999 (unaudited) and
           December 25, 1998.....................................     3

           Condensed Consolidated Statements of
           Operations for the Fiscal Quarters and
           Three Fiscal Quarters ended October 1,
           1999 and September 25, 1998 (unaudited)...............     4

           Condensed Consolidated Statements of
           Cash Flows for the Three Fiscal Quarters
           ended October 1, 1999 and September 25,
           1998 (unaudited)......................................     5

           Notes to Condensed Consolidated Financial
           Statements (unaudited)................................  6-15

  Item 2   Management's Discussion and Analysis of
           Results of Operations and Financial Condition......... 16-26

  Item 3   Quantitative and Qualitative Disclosures about
           Market Risk...........................................    28

PART II. OTHER INFORMATION

  Item 1   Legal Proceedings.....................................    29

  Item 6   Exhibits and Reports on Form 8-K......................    30

           Signatures............................................    31

                                     PART I
Item 1. Financial Statements
                               THE IT GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     October 1,    December 25,
                                                                        1999           1998
                                                                   --------------  -------------
                                                                    (Unaudited)
                                                                           (In thousands)
                               ASSETS
                               ------
Current assets:
 Cash and cash equivalents.......................................     $   21,509      $  21,265
 Receivables, net................................................        473,911        338,589
 Prepaid expenses and other current assets.......................         24,781         17,308
 Deferred income taxes...........................................         19,504         15,919
                                                                      ----------      ---------
  Total current assets...........................................        539,705        393,081
Property, plant and equipment, at cost:
 Land and land improvements......................................            617          2,166
 Buildings and leasehold improvements............................         14,601         15,072
 Machinery and equipment.........................................        104,048         81,763
                                                                      ----------      ---------
                                                                         119,266         99,001
  Less accumulated depreciation and amortization.................         57,533         51,331
                                                                      ----------      ---------
   Net property, plant and equipment.............................         61,733         47,670

Cost in excess of net assets of acquired businesses..............        491,976        356,619
Other assets.....................................................         45,750         17,469
Deferred income taxes............................................         89,594         93,719
Long-term assets of discontinued operations......................         40,048         40,048
                                                                      ----------      ---------
    Total assets                                                      $1,268,806      $ 948,606
                                                                      ==========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
 Accounts payable................................................     $  196,412      $ 150,912
 Accrued liabilities.............................................         81,621         96,087
 Billings in excess of revenues..................................         18,121          8,219
 Short-term debt, including current portion of long-term debt....         19,818         17,603
                                                                      ----------      ---------
  Total current liabilities......................................        315,972        272,821

Long-term debt...................................................        628,119        364,824
8% convertible subordinated debentures...........................         35,935         40,235
Other long-term accrued liabilities..............................         28,203         32,558
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized;
  22,916,909 and 22,675,917 shares issued........................            229            227
 Preferred stock, $100 par value; 180,000 shared authorized:
  7% cumulative convertible exchangeable, 20,556 shares issued
   and outstanding, 24,000 shares authorized.....................          2,056          2,056
  6% cumulative convertible participating, 46,095 shares issued
   and outstanding...............................................          4,609          4,609
 Additional paid-in capital......................................        349,995        348,794
 Deficit.........................................................        (94,847)      (116,984)
                                                                      ----------      ---------
                                                                         262,042        238,702
 Treasury stock at cost, 67,059 and 47,484 shares................           (943)           (74)
 Accumulated other comprehensive loss............................           (522)          (460)
                                                                      ----------      ---------
  Total stockholders' equity.....................................        260,577        238,168
                                                                      ----------      ---------
  Total liabilities and stockholders' equity.....................     $1,268,806      $ 948,606
                                                                      ==========      =========

                             See accompanying notes

                              THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                        Fiscal quarters ended       Three fiscal quarters ended
                                                      --------------------------    ---------------------------
                                                      October 1,   September 25,    October 1,   September 25,
                                                         1999          1998           1999           1998
                                                      ----------   -------------    ----------   -------------
                                                                            (Unaudited)

Revenues.......................................       $394,148        $260,187        $953,412     $621,413
Cost and expenses:
  Cost of revenues.............................        339,068         229,756         820,428      546,535
  Selling, general and administrative expenses.         19,525          13,350          50,429       37,820
Special charges................................              -               -               -       30,665
                                                      --------        --------        --------     --------
Operating income...............................         35,555          17,081          82,555        6,393
Interest expense, net..........................         17,048           7,969          39,763       21,454
                                                      --------        --------        --------     --------
Income (loss) before income taxes..............         18,507           9,112          42,792      (15,061)
Provision for income taxes.....................          6,171           3,644          15,885        2,290
                                                      --------        --------        --------     --------
Net income (loss) from continuing operations...         12,336           5,468          26,907      (17,351)
Discontinued operations - closure costs
  (net of $3,040 income tax benefit)...........              -               -               -        4,960
                                                      --------        --------        --------     --------
Income (loss) before extraordinary item........         12,336           5,468          26,907      (22,311)
Extraordinary item - loss on early
 extinguishment of debt
 (net of $3,497 income tax benefit)...........              -               -               -        5,706
                                                      --------        --------        --------     --------
Net income (loss)..............................         12,336           5,468          26,907      (28,017)
Preferred stock dividends......................         (1,590)         (1,569)         (4,770)      (4,696)
                                                      --------        --------        --------     --------
Net income (loss) applicable to common stock...       $ 10,746        $  3,899        $ 22,137     $(32,713)
                                                      ========        ========        ========     ========
Net income (loss) per share basic:
  Earnings (loss) from continuing operations
   (net of preferred stock dividends)..........       $   0.47        $   0.17        $   0.98     $  (1.49)
  Loss from discontinued operations............              -               -               -        (0.34)
  Extraordinary item - early extinguishment of
   debt........................................              -               -               -        (0.39)
                                                      --------        --------        --------     --------
                                                      $   0.47        $   0.17        $   0.98     $  (2.22)
                                                      ========        ========        ========     ========
Net income (loss) per common share diluted.....       $   0.39        $   0.16        $   0.83     $  (2.22)
                                                      ========        ========        ========     ========
Weighted average common shares outstanding:
Basic..........................................         22,758          22,631          22,703       14,750
                                                      ========        ========        ========     ========
Diluted........................................         31,228          28,646          29,348       14,750
                                                      ========        ========        ========     ========

                             See accompanying notes

                               THE IT GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Three fiscal quarters ended
                                                                      --------------------------------
                                                                        October 1,       September 25,
                                                                           1999               1998
                                                                      --------------     -------------
                                                                               (Unaudited)

Cash flows from operating activities:
   Net income (loss)............................................         $  26,907        $ (28,017)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization.............................            22,967           20,163
      Deferred income taxes.....................................            13,515           (1,419)
      Special charges...........................................                 -           24,971
      Net loss from disposition of discontinued operations......                 -            4,960
      Extraordinary charge for early retirement of debt.........                 -            3,640
      Other.....................................................               309             (996)
   Changes in assets and liabilities, net of effects
     from acquisitions:
      Changes in assets and liabilities.........................           (78,789)         (33,915)
      Decrease in site closure costs of discontinued operation..            (4,391)         (10,749)
                                                                         ---------        ---------
   Net cash used for operating activities.......................           (19,482)         (21,362)
Cash flows from investing activities:
   Capital expenditures.........................................           (14,461)          (5,730)
   Acquisition of businesses....................................          (195,704)        (215,482)
   Proceeds from sale of assets.................................             2,040            5,750
   Other, net...................................................            (5,773)            (945)
                                                                         ---------        ---------
   Net cash used for investing activities.......................          (213,898)        (216,407)
Cash flows from financing activities:
   Financing costs..............................................            (8,392)          (9,530)
   Net borrowing of long-term debt..............................           247,036          227,234
   Net issuance of common stock.................................               648                -
   Dividends paid on preferred stock............................            (5,668)          (2,713)
                                                                         ---------        ---------
   Net cash provided by financing activities....................           233,624          214,991
                                                                         ---------        ---------
Net increase (decrease) in cash and cash equivalents............               244          (22,778)
Cash and cash equivalents at beginning of period................            21,265           54,128
                                                                         ---------        ---------
Cash and cash equivalents at end of period......................         $  21,509        $  31,350
                                                                         =========        =========

                            See accompanying notes.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Summary of significant account policies:

   The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended October 1, 1999, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

   The Company follows the 52/53 week fiscal year convention. The 1999 fiscal year includes 53 weeks, with the additional week included in the quarter ending October 1, 1999. As previously reported, during the nine-month transition period ended December 25, 1998 the Company changed its fiscal year-end from the last Friday in March to the last Friday in December. Consequently, unaudited financial statements for the nine months ended September 25, 1998 have not been previously reported.

   Certain items previously reported in specific financial statement captions have been reclassified to conform to the current year's presentation. The reclassifications had no impact on income or total assets.

   These condensed consolidated financial statements should be read in conjunction with the Company's transition report on Form 10-K for the nine months ended December 25, 1998. The results of operations for the fiscal period ended October 1, 1999 are not necessarily indicative of the results for the full fiscal year. The December 25, 1998 balance sheet amounts were derived from audited financial statements.

2.  Business acquisitions:

   EMCON

   On June 15, 1999, the Company acquired all of the outstanding capital stock of EMCON, Inc. (EMCON) for approximately $61.9 million plus the assumption of approximately $13.3 million in debt. EMCON, based in San Mateo, California, was a fully integrated environmental consulting, engineering, design, construction and related outsourced services firm serving primarily the
   private sector with a focus on the solid waste service market.   For the
   twelve months ended December 31, 1998, EMCON had revenues of $151.3 million and net income of $1.6 million.

   The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $29.3 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty five years.

   The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

   Description                                                      Amount
   -----------                                                    ---------
                                                                (In thousands)
   Current assets..............................................    $46,640
   Property and equipment......................................     11,576
   Cost in excess of net assets of acquired businesses.........     29,333
   Other long term assets......................................     13,173
   Current liabilities.........................................     27,432
   Long term liabilities, primarily debt.......................     10,378

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $6.6 million for the estimated EMCON severance, office closure and lease termination costs of which $4.4 million has been paid through October 1, 1999. The balance will be paid over the next four years.

   EFM Group

   On April 9, 1999, the Company acquired specified assets of EFM Group (EFM) from ICF Kaiser International, Inc. (Kaiser) for $74.0 million in cash net of $8.0 million representing working capital retained by Kaiser. EFM provides environmental remediation, program management and technical support for United States Government agencies including the DOD, NASA and the DOE as well as private sector environmental clients. EFM had revenues of approximately $106.0 million for the calendar year ended December 31, 1998.

   The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $77.7 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty five years. The EFM net assets acquired were $2.2 million.

   As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $4.5 million for the estimated EFM severance, office closure and lease termination costs of which $3.0 million has been paid through October 1, 1999. The balance will be paid over the next two years.

   Roche

   On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10.2 million plus potential future earnout payments ranging from zero to $9.0 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenues of approximately $28.0 million for the year ended December 31, 1998.

   The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $4.6 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years.

   The estimated fair value of the assets acquired and liabilities assumed of Roche as adjusted are as follows:

   Description                                                       Amount
   -----------                                                     ----------
                                                                 (In thousands)
   Current assets................................................    $12,583
   Property and equipment........................................      1,711
   Cost in excess of net assets of acquired businesses...........      4,632
   Other long term assets........................................      3,616
   Current liabilities...........................................     11,340
   Long term liabilities, primarily debt.........................        664

   Fluor Daniel GTI, Inc.

   On December 3, 1998, the Company acquired the outstanding common stock of Fluor Daniel GTI, Inc. (GTI), an environmental consulting, engineering and construction management services company. GTI operates mainly throughout the United States with minor foreign operations. Total consideration amounted to $69.4 million plus approximately $2.0

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   million in transaction costs. This transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $16.3 million is primarily classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years.

   The estimated fair value of the assets acquired and liabilities assumed of GTI are as follows:

   Description                                                      Amount
   -----------                                                    ----------
                                                                (In thousands)
   Current assets............................................      $91,644
   Property and equipment....................................        3,587
   Intangibles, primarily cost in excess of net assets
     of acquired businesses..................................       16,324
   Other long term assets....................................        5,972
   Current liabilities.......................................       46,130

   As a result of the acquisition of GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $9.0 million for the estimated GTI severance, office closure costs and lease termination costs of which $8.1 million has been paid through October 1, 1999. The balance, relating primarily to office lease costs, will be paid over the next three years.

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

   This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the quarter ended March 27, 1998 financial statements and the effects of both phases were included in the quarter ended June 26, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $346.3 million is classified as cost in excess of net assets of acquired businesses with amortization over forty years.

   The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:

   Description                                                        Amount
   -----------                                                      ----------
                                                                  (In thousands)
   Current assets.................................................    $105,096
   Property and equipment.........................................      18,344
   Cost in excess of net assets of acquired businesses............     346,299
   Other long term assets.........................................      78,229
   Current liabilities............................................     136,558
   Long term liabilities, primarily debt..........................     107,924

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   As a result of the merger with OHM (the OHM Merger), the Company adopted a plan and completed the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $14.8 million for the estimated OHM severance, office closure costs and lease termination costs of which $12.6 million has been paid through June 25, 1999. The balance relating primarily to office lease costs is anticipated to be paid over the next seven years.

   Summary

   The purchase price allocations for the GTI, EFM, Roche and EMCON acquisitions are preliminary and based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the dates of the acquisitions. Management does not anticipate material changes to the preliminary allocations.

   The following unaudited pro forma condensed statement of operations gives effect to the OHM, GTI, EFM, Roche and EMCON acquisitions as if the transactions had occurred at the beginning of the nine-month periods ended October 1, 1999 and September 25, 1998.

                                                               October 1, 1999         September 25, 1998
                                                                  Pro Forma                 Pro Forma
                                                               ---------------         ------------------
   (In thousands, except per share data)
   Revenues...........................................             $1,045,076                $1,038,053
   Income (loss) from continuing operations...........                 23,457                   (29,195)
   Net income (loss) applicable to common stock.......                 18,687                   (44,557)
   Income (loss) per share:
      Basic...........................................                   0.82                     (1.97)
      Diluted.........................................                   0.71                     (1.97)

   The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results, which would have occurred if the OHM, GTI, EFM, Roche and EMCON acquisitions had taken place at the dates and on the basis assumed above.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Earnings per share:

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                        For the three fiscal
                                     For the fiscal quarter ended          quarters ended
                                     -----------------------------   --------------------------
                                     October 1,     September 25,    October 1,   September 25,
                                        1999             1998          1999           1998
                                     ----------     --------------   ----------   -------------
                                               (In thousands, except per share data)
 Numerator:
  Net income (loss) from
   continuing operations.........       $12,336          $ 5,468      $26,907        $(17,351)
  Preferred stock dividends......        (1,590)          (1,569)      (4,770)         (4,696)
                                        -------          -------      -------        --------
  Numerator for basic earnings
   per share - net income (loss)
   available to common
    stockholders.................        10,746            3,899       22,137         (22,047)
  Discontinued operations -
   closure costs (net of income
   tax benefit)..................             -                -            -          (4,960)
  Extraordinary charge for early
   retirement of debt (net of
   income tax benefit)...........             -                -            -          (5,706)
                                        -------          -------      -------        --------
  Net income (loss) applicable
   to common stock...............       $10,746          $ 3,899      $22,137        $(32,713)

  Effect of conversion of
   dilutive securities:
   Preferred stock dividends.....           692              670        2,076               -
   Convertible subordinated
    debentures...................           597                -            -               -
                                        -------          -------      -------        --------

  Numerator for diluted earnings
   per share - net income
   (loss) applicable to common
    stock........................       $12,035          $ 4,569      $24,213        $(32,713)
                                        =======          =======      =======        ========

Denominator:
  Denominator for basic earnings
   per share-
   weighted average shares.......        22,758           22,631       22,703          14,750

  Effect of conversion of
   dilutive securities:
   Common equivalent shares......           391                -          572               -
   Convertible preferred stock...         6,073            6,015        6,073               -
   Convertible subordinated
    debentures...................         2,006                -            -               -
                                        -------          -------      -------        --------

  Denominator for diluted
   earnings per
   share-adjusted
    weighted-average shares
   and assumed conversions.......        31,228           28,646       29,348          14,750
                                        =======          =======      =======        ========

Net income (loss) per share basic:
  Earnings from continuing
   operations (net of preferred
   stock dividends).............        $  0.47          $  0.17      $  0.98        $  (1.49)
  Earnings from discontinued
   operations....................             -                -            -           (0.34)
  Extraordinary item - early
   extinguishment of debt........             -                -            -           (0.39)
                                        -------          -------      -------        --------
                                        $  0.47          $  0.17      $  0.98        $  (2.22)
                                        =======          =======      =======        ========
Net income (loss) per share
 diluted.........................       $  0.39          $  0.16      $  0.83        $  (2.22)
                                        =======          =======      =======        ========

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


5.  Discontinued operations:

   In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. As of October 1, 1999, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure. At October 1, 1999, the Company's condensed consolidated balance sheet included accrued liabilities of $3.6 million to complete the closure and post-closure of its disposal facilities and the PRP matters, net of certain trust fund and annuity investments, restricted by trust agreements with the California EPA Department of Toxic Substance Control (DTSC) to closure and post-closure use.

   In the quarter ended October 1, 1999, the Company renegotiated its financial assurance requirements on closure and thirty year post-closure obligations with the DTSC to enable the use of a performance bond to replace restricted trust fund assets. The renegotiated requirements included purchasing environmental insurance and a performance bond with an internationally recognized insurance carrier for the Company's obligations at its disposal facilities within the transportation, treatment and disposal discontinued operations. As a result of obtaining the insurance and the performance bond, subsequent to October 1, 1999, the Company obtained the release of trust fund assets, and received $14.9 million in cash which had previously provided financial assurance to the DTSC. Separately, the trustee also transferred to the insurance company annuities held in the trust funds. Under the performance bond, the Company is required to continue to perform, at its cost, closure activities at the remaining disposal site. Under the environmental insurance policy, the Company will perform post-closure activities at the four inactive disposal sites, and will be reimbursed by the insurance company, up to the policy limits, which are in excess of the Company's estimates for post-closure costs, during the policy's thirty one year term.

   Had the release of trust fund assets and the other changes occurred on October 1, 1999, the accrued liabilities of the discontinued operations would have been $18.5 million, including closure costs of $11.3 million which are expected to be incurred within two years, and $7.2 million of insurance program premium costs and PRP matters. In anticipation of implementing the renegotiated financial assurance requirements, during the quarter ended October 1, 1999, the Company instructed the trustee to convert investments held in marketable securities into cash, within the trust funds.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. Outcomes significantly different from those used to estimate the provision for loss could substantially increase the costs to the Company of completing the disposition.

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

7.  Contract accounting and accounts receivable:

   Included in accounts receivable, net at October 1, 1999 are billed receivables, unbilled receivables and retention in the amounts of $397.1 million, $62.7 million and $14.1 million, respectively. Billed receivables, unbilled receivables and retention from various agencies of the U.S. Government as of October 1 were $192.8 million, $47.1 million and $3.0 million, respectively. At December 25, 1998, billed receivables, unbilled receivables and retention were $269.0 million, $60.6 million and $9.0 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 25, 1998 were $145.6 million, $37.5 million and $2.2 million, respectively.

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

   Included in accounts receivable at October 1, 1999 is approximately $31.2 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration and should be settled within one year. This amount includes contract claims in litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 6). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

8.  Special charges:

   Special charges totaling $30.7 million were recorded for the three fiscal quarters ended September 25, 1998, as follows:

   A special charge of $5.7 million was recorded in the fiscal quarter ended March 27, 1998 for integration costs associated with the acquisition of OHM, including $2.2 million of costs for severance and $3.5 million of costs other related items for closing and consolidating the Company's offices with OHM's offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees in the operating group and administrative support functions to be laid off. In addition, the Company approved a plan for restructuring IT offices in which it would close three leased facilities, reduce the size of three more facilities and sublease a portion of eight additional facilities. As of October 1, 1999, $0.3 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years.

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   For the second quarter ended June 26, 1998, special charges included $10.6 million (net of cash proceeds of $5.8 million) related to the sale of the Company's investment in Quanterra, Incorporated, and $14.4 million related to the write down of assets associated with the Company's Hybrid Thermal Treatment System (HTTS(R)) business to estimated salvage value.

   There were no special charges recorded in the third quarter ended September 25, 1998.

9.  Income taxes:

   The income tax provision for the quarter ended October 1, 1999 was $6.2 million, reflecting an annual tax rate of approximately 40.5% on income of $18.5 million and a $1.5 million tax benefit from utilization of tax attributes in the quarter previously reserved.

   For the three fiscal quarters ended October 1, 1999, the Company recorded an income tax provision of $15.9 million, reflecting an income tax rate of 40.5% on income of $42.8 million and a $1.5 million tax benefit from utilization of tax attributes previously reserved.

   For the three fiscal quarters ended September 25, 1998, the Company recorded an income tax provision of $2.3 million, reflecting an income tax rate of 40% on income of $15.6 million excluding special charges of $30.7 million. The income tax benefit related to the special charges was offset by an increase in the deferred tax valuation allowance of $8.3 million.

   Based on a net deferred tax asset of $109.1 million (net of a valuation allowance of $49.8 million) at October 1, 1999 and assuming a net federal and state effective tax rate of 40%, the level of future earnings necessary to fully realize the net deferred tax asset would be approximately $273.0 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the net deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, restructuring and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

10. Long-term debt:

   As amended to date, the Company's credit facilities consist of an eight-year amortizing term loan (term loans) of $223.5 million and a six-year revolving credit facility (revolving loans) of $185.0 million that contains a sublimit of $25.0 million for letter of credit issuance. The term loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.75% as adjusted per annum (or the lender's base rate plus 1.75% per annum) and amortize on a semi-annual basis in aggregate annual installments of $4.5 million until June, 2004, with the remainder payable in eight equal subsequent quarterly installments. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.25% as adjusted per annum (or the lender's base rate plus 1.25% per annum). The interest rate spreads on the term loans and revolving loans are subject to downward adjustments, if applicable, based upon the ratio of the Company's consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization. The credit facilities, as amended, provide that excess proceeds from the issuance of subordinated notes utilized to reduce the revolving credit facility portion of the credit facilities would not affect the future availability to the Company under the revolving facility. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility.

   On April 9, 1999, the Company issued $225.0 million of senior subordinated notes (Notes). The Company received $215.8 million in proceeds, net of expenses of $9.2 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions and to refinance existing indebtedness under the Company's

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   revolving credit facility. On October 20, 1999, all issued and outstanding Notes were exchanged for registered, publicly traded notes in completion of a transaction under Rule 144A of the Securities Act of 1933.

   Letters of credit outstanding at October 1, 1999 were $6.5 million, of which $2.7 million were issued under the revolving credit facility.

   The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $13.1 million. These notes payable mature at various dates between July 1999 and November 2000, at interest rates ranging from 7.5% to 8.6%.

11. Operating segments:

   Organization

   During the third quarter in response to market conditions, the Company modified its organizational structure, altering its four reportable segments: Engineering & Construction (E & C), Consulting, Outsourced Services and International. Prior period segment information has been presented on the new basis. The E&C segment includes the DOD, Energy and Nuclear Operations, Commercial Engineering & Construction, and Solid Waste business lines, which provide comprehensive environmental engineering and construction services to both government and commercial clients. The Consulting segment provides a wide range of consulting services including risk reduction, product registration/recertification, pollution prevention, information management, environmental health & safety management, science-based regulatory support, and real estate restoration. The Outsourced Services segment provides full service capabilities for operations, maintenance, management and construction at federal, state and local government facilities and in the private sector. The Company's International segment provides global services to the Company's U.S. based clients, and also performs international projects through controlled entities and joint ventures. The Company's principal international operations are located in Europe, Australia, Canada, and Taiwan.


   Segment Information

                                                                                Outsourced
                                                    E & C         Consulting     Services     International     Total
                                                   --------       ----------    ----------    -------------    --------
                                                                             (In thousands)
   Quarter ended October 1, 1999
    Revenues................................       $331,966       $17,642       $26,885        $17,655         $394,148
    Segment profit..........................         43,265         3,457         1,785          1,283           49,790
   Quarter ended September 25, 1998
    Revenues................................       $224,808       $10,432       $22,588        $ 2,359         $260,187
    Segment profit..........................         23,856         1,008         2,552            186           27,602
   Three quarters ended October 1, 1999
    Revenues................................       $790,263       $43,418       $78,024        $41,707         $953,412
    Segment profit..........................        101,950         7,560         6,211          2,957          118,678
   Three quarters ended September 25, 1998
    Revenues................................       $532,894       $34,347       $49,089        $ 5,083         $621,413
    Segment profit (loss)...................         58,496         5,869         4,040           (479)          67,926

                              THE IT GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                                      Quarter ended             Three quarters ended
                                                              -----------------------------   --------------------------
                                                                October 1,    September 25,   October 1,   September 25,
                                                                   1999            1998          1999          1998
                                                              --------------  --------------  -----------  -------------
  Profit or Loss
   Total profit for reportable segments.....................       $ 49,790        $ 27,602     $118,678        $ 67,926
   Unallocated amounts:
     Corporate selling, general and administrative expense..        (14,235)        (10,521)     (36,123)        (30,868)
     Special charges (a)....................................              -               -            -         (30,665)
     Interest expense, net..................................        (17,048)         (7,969)     (39,763)        (21,454)
                                                                   --------        --------     --------        --------

   Income (loss) before income taxes........................       $ 18,507        $  9,112     $ 42,792        $(15,061)
                                                                   ========        ========     ========        ========

   (a) Special charges, not included in the measurement of segment profit (loss) for the three quarters ended September 25, 1998 include amounts relating to the sale of the Quanterra investment, the write down of the HTTS(R) assets, and OHM integration costs, primarily severance and office consolidations.

12. Financial information for subsidiary guarantors

   The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's wholly owned domestic subsidiaries. The Notes have not been guaranteed by the Company's captive insurance subsidiary nor any of the Company's foreign subsidiaries. The following summarized financial information presents separately the composition of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                   Summarized Condensed Financial Information
              As of and for the Nine Months Ended October 1, 1999

                                                                Guarantor    Non-Guarantor
                                                     Parent    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                    ---------  ------------  -------------  -------------  ------------
                                                                              (In thousands)
Current assets....................................  $      -     $  501,998        $38,224     $    (517)      $539,705
Non current assets................................    19,522      1,172,650         37,532      (500,603)       729,101
Current liabilities...............................     1,309        287,538         33,707        (6,582)       315,972
Revenues..........................................         -        913,090         40,513          (191)       953,412
Gross margin......................................         -        129,535          3,640          (191)       132,984
Net income (loss) from continuing operations......   (10,028)        35,509          2,218          (792)        26,907
Net income (loss).................................   (10,028)        35,509          2,218          (792)        26,907

                   Summarized Condensed Financial Information
             As of and for the Nine Months Ended September 25, 1998

                                                                Guarantor    Non-Guarantor
                                                     Parent   Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    --------  -------------  --------------  -------------  -------------
                                                                               (In thousands)
Current assets....................................  $     3       $340,026         $10,081      $    (474)      $349,636
Non current assets................................   12,557        646,441           8,988       (147,417)       520,569
Current liabilities...............................    3,135        221,772          15,606         (7,167)       233,346
Revenues..........................................        -        615,447           6,061            (95)       621,413
Gross margin......................................        -         75,069             (96)           (95)        74,878
Net income (loss) from continuing operations......   (2,568)       (14,455)          1,304         (1,632)       (17,351)
Net income (loss).................................   (2,568)       (25,121)          1,304         (1,632)       (28,017)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                 THE IT GROUP, INC.

                       FOR QUARTER ENDED OCTOBER 1, 1999

RESULTS OF OPERATIONS

Overview

We are a leading provider of a broad range of environmental consulting, engineering and construction, and remediation services, designed to address clients' environmental needs and to add value by reducing clients' financial liabilities. In addition, we are leveraging our ability to manage large, complex environmental projects, one of our core strengths, to offer a variety of services, such as facilities management and non-environmental civil construction, to clients who no longer wish to perform these services themselves. We have a strong reputation for both the high quality of our work and the breadth of the services we provide.

Our clients are federal, state and local governments in the U.S. and commercial businesses worldwide. We obtained 58% of our revenues for the nine months ended October 1, 1999 from the federal government under more than 100 contracts that range in length from one to ten years. In addition, we serve 1,600 commercial clients on projects, which range in length from one month to more than one year. For the nine months ended October 1, 1999, our revenues were $953.4 million. Approximately 86% of our backlog at October 1, 1999 was under federal government programs, and approximately 83% is expected to be charged to our clients on a cost-reimbursable basis.

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

Revenues and Gross Margins

Company. Revenues for the three months ended October 1, 1999 increased $134.0 million, or 51.5%, to $394.1 million, and for the nine-month year to date period increased $332.0 million, or 53.4%, to $953.4 million over the comparable prior year period. The increases in revenues are primarily attributable to the acquisitions of OHM Corporation (OHM) in February and June, 1998, Fluor Daniel GTI, Inc. (GTI) in December 1998, Roche Limited Consulting Group (Roche) in March 1999, the Environment and Facilities Management Group of ICF Kaiser International, Inc. (EFM) in April 1999, and EMCON, Inc. (EMCON) in June 1999 (see Item 1 - Notes to Condensed Consolidated Financial Statements, Note 2). Annual revenues for 1999 are projected to be approximately $1.3 billion.

Our gross margin for the quarter ended October 1, 1999, improved to 14.0% of revenues, compared to 11.7% of revenues reported in the quarter ended September 25, 1998. Our gross margin for the nine months ended October 1, 1999 increased to 13.9% of revenues, compared to 12.0% of revenues reported in the nine months ended September 25, 1998. The increases in gross margins over the prior year periods were due to a favorable mix of higher margin revenue, contract performance, and overhead efficiencies. We expect our gross margin percentage to continue at the current level throughout the balance of the year. Our ability to maintain or improve our gross margin levels as well as to achieve target earnings is dependent on various factors in addition to the mix of work, including utilization of professional staff, successful execution of projects and bidding of new contracts at adequate margin levels, and continued realization of overhead savings achieved upon the successful integration of recent acquisitions.

                              THE IT GROUP, INC.

A significant percentage of our revenues continue to be earned from federal government contracts with various federal agencies. Revenues from federal government contracts accounted for 58% of our consolidated revenues in the nine months ended October 1, 1999 and 64% in the nine months ended September 25, 1998. Although the percentage of revenues from federal government contracts decreased, the absolute dollars of federal government revenues increased to $556.4 million in the nine months ended October 1, 1999 compared to $388.7 million in the nine months ended September 25, 1998. This increase is primarily attributable to the acquisitions of OHM, GTI and EFM. Federal government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE). We expect to continue to earn a substantial portion of our Engineering & Construction segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. In addition, we expect to increase our revenues from the DOE in the future due to an expected transition by the DOE over the next several years to emphasize remediation, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD, however, recent bidding results on new DOE contract awards have been impacted by significant competition, which will affect our DOE revenue growth from new awards in the near term.

Revenue growth from the commercial sector is expected to be directly related to the desire on the part of our clients for strategic environmental services that provide an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. To address this trend in industry spending, we have undertaken a strategy of expanding through acquisitions our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations. In addition, we have realigned our organizational resources to meet market conditions.

Engineering & Construction. Revenues from the Engineering & Construction segment increased $107.2 million, or 47.7%, to $332.0 million for the three months ended October 1, 1999. For the nine months ended September 25, 1999, performed for the DOD, the DOE, other governmental agencies, and commercial clients Engineering & Construction segment revenues increased $257.4 million, or 48.3%, to $790.3 million. Our Engineering & Construction segment includes revenues from our DOD, Energy and Nuclear Operations (ENO), Commercial Engineering & Construction (CEC), and Solid Waste business lines, which draw personnel, equipment and other project resource requirements from our national shared services organization.

For the three months ended October 1, 1999, revenues from DOD increased $24.2 million, or 18.7%, to $153.3 million, ENO revenues, derived principally from the DOE, increased $11.1 million, or 39.6%, to $39.2 million, and commercial revenues from the CEC and Solid Waste business lines increased $71.9 million, or 106.3%, to $139.5 million. DOD revenues increased primarily as a result of the EFM acquisition. ENO revenues increased primarily due to the transition to the remediation phase of a $122.0 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project (Fernald Project). Commercial revenues increased primarily as a result of the EFM, GTI and EMCON acquisitions.

For the nine months ended October 1, 1999, revenues from DOD increased $85.2 million, or 28.4%, to $385.5 million, ENO revenues increased $34.0 million, or 55.1%, to $95.6 million, and commercial revenues increased $137.2 million, or 79.7%, to $309.2 million. The increase in DOD revenues was mainly the result of the OHM and EFM acquisitions. The increase in ENO revenues is mainly due to our Fernald Project. The increase in commercial revenues is mainly due to the EFM, GTI and EMCON acquisitions, which was partially offset by second quarter client-controlled delays in starting fieldwork construction activities.

Our Engineering & Construction segment profit margin was $43.3 million, or 13.0% of segment revenues, for the three months ended October 1, 1999, compared to $23.9 million, or 10.6% of segment revenues, for the three months ended September 25, 1998. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. DOD margins were 10.5% for the current year's quarter, compared to 10.9% for the prior year period. ENO margins were 14.6% for the current year's quarter, compared to 13.1% for the prior year period. Commercial margins were 15.5% for the current year's quarter compared to 9.0% for the prior year period, and increased primarily due to the GTI and EMCON acquisitions.

For the nine months ended October 1, 1999, our Engineering & Construction segment profit margin was $102.0 million, or 12.9% of segment revenues, for the nine months ended October 1, 1999 compared to $58.5 million, or 11.0% of segment

                              THE IT GROUP, INC.

revenues, for the nine months ended September 25, 1998. DOD margins were 11.0% for the current year-to-date period, compared to 10.6% in the prior year. ENO margins were 12.5% in the current year-to-date period, compared to 13.9% in the prior year. Commercial margins were 15.4% for the current year-to-date period, compared to 10.6% for the prior year and increased primarily due to the GTI and EMCON acquisitions. The changes in margin percentages for the three months and nine months ended October 1, 1999 over the prior year periods were also due to the revenue mix, contract performance, and improved overhead efficiencies.

Consulting. Revenues from our Consulting segment increased $7.2 million, or 69.1%, to $17.6 million for the three months ended October 1, 1999. For the nine months ended October 1, 1999, Consulting revenues increased $9.1 million, or 26.4%, to $43.4 million. Most of the revenues in Consulting are derived from commercial clients, and the increases were primarily due to the GTI, EFM and EMCON acquisitions.

Our Consulting segment profit margin was $3.5 million, or 19.6% of segment revenues in the three months ended October 1, 1999, compared to $1.0 million, or 9.7% of segment revenues, for the three months ended September 25, 1998. The real estate restoration business completed transactions in the quarter ended October 1, 1999 which had the impact of improving segment profit margins. The timing of transactions in real estate restoration is dependent on a number of factors, not all of them within our control, which may cause significant fluctuations in segment profit margins in the periods in which transactions close. Our Consulting segment profit margin was $7.6 million, or 17.4% of segment revenues, for the nine months ended October 1, 1999, compared to $5.9 million, or 17.1% of segment revenues for the nine months ended September 25, 1998.

Outsourced Services.   Outsourced Services revenues increased $4.3 million, or
19.0%, to $26.9 million for the three months ended October 1, 1999. For the nine months ended October 1, 1999, Outsourced Services revenues increased $28.9 million, or 58.9%, to $78.0 million. The revenue increases are attributable to the OHM acquisition in February 1998 and the inclusion of its outsourcing operations in our results of operations for the entire nine months ended October 1, 1999, as opposed to seven months of revenues included in comparable prior year period, and also to the EFM acquisition. Our outsourcing operations provide a range of project, program and construction management services to the DOD as well as state and local government agencies.

Our Outsourced Services segment profit margin was $1.8 million, or 6.6% of revenues for the three months ended October 1, 1999, and $2.6 million, or 11.3% of revenues for the three months ended September 25, 1998. The decrease in overall gross margin dollars and in gross margin percentage is the result of an increase in contract volume for larger, longer term contracts that have lower
overall margins.   For the nine months ended October 1, 1999, the Outsourced
Services segment profit margin was $6.2 million, or 8.0% of segment revenues, compared to $4.2 million, or 8.2% of segment revenues for the nine months ended September 25, 1998.

International.   International revenues were $17.7 million for the three months ended October 1, 1999 compared to $2.4 million for the three months ended September 25, 1998. For the nine month periods ended October 1, 1999 and September 25, 1998, International revenues were $41.7 million and $5.1 million, respectively. The increase is the result of the acquisitions of GTI in December 1998 and Roche in March 1999.

Our International segment profit margin was $1.3 million, or 6.6% of revenues for the three months ended October 1, 1999 compared to a profit of $0.2 million in the three months ended September 25, 1998. International segment profit margin was $3.0 million, or 6.8% of revenues for the nine months ended October 1, 1999 compared to a loss of $0.5 million in the nine months ended September 25, 1998. This improvement is primarily due to the GTI and Roche acquisitions.

The GTI acquisition increased the size of the International segment with operations primarily in Australia, the United Kingdom and Italy. The GTI acquisition included approximately $80.0 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract.
Roche, based in Canada, had $28.0 million in revenues for 1998.

                              THE IT GROUP, INC.

Backlog. Our total funded and unfunded backlog at October 1, 1999 was $4.0 billion, an increase of $0.5 billion from December 25, 1998, primarily due to the acquisitions of EFM, Roche and EMCON. We have an additional $0.5 billion of backlog which is performed through joint venture arrangements and accounted for under the equity method. New contract awards in the period came from a cross-section of our markets including federal and state/local government agencies, utility and other commercial clients and outsourced services. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of federal government contracts, many of which are subject to annual funding and definition of project scope.
The backlog at October 1, 1999 includes $3.0 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were 5.0% of revenues for the three months ended October 1, 1999 compared to 5.1% of revenues in the three months ended September 25, 1998. SG&A expenses were 5.3% of revenues for the nine months ended October 1, 1999 compared to 6.1% of revenues in the nine months ended September 25, 1998. As a percentage of revenues, SG&A expenses are generally lowest in the third quarter due to increased revenues from the seasonal nature of the construction portion of the business. The decreases in SG&A expenses as a percentage of revenues compared to the prior year periods are primarily attributable to the elimination of certain duplicative overhead functions and other cost savings achieved as a result of the OHM, GTI, EFM and EMCON acquisitions..

SG&A expenses include goodwill amortization expense of $4.3 million for the three months ended October 1, 1999 and $2.3 million for the three months ended September 25, 1998. SG&A expenses excluding goodwill were 3.9% of revenues for the three months ended October 1, 1999 and 4.2% of revenues for the three months ended September 25, 1998. For the nine months ended October 1, 1999, SG&A expenses include goodwill amortization expense of $10.0 million compared to $5.0 million for the nine months ended September 25, 1998. The increases in goodwill amortization expenses are primarily due to the OHM, GTI, EFM and EMCON acquisitions. SG&A expenses excluding goodwill were 4.2% of revenues for the nine months ended October 1, 1999 and 5.3% of revenues for the nine months ended September 25, 1998. Management expects SG&A expenses excluding goodwill, compared to prior year-to-year periods, to continue to decrease slightly as a percentage of revenue because we anticipate additional cost savings to be achieved from our recent acquisitions.

Special Charges

Special charges of $30.7 million were recorded in the three fiscal quarters ended September 25, 1998 as outlined below:


                                                           Cash/             Special                            Reserve balance
                                                          Noncash            Charges             Activity         at 10/1/99
                                                      ---------------  -------------------    ----------------  ---------------
                                                                         (In thousands)
Sale of the Quanterra Investment                          Noncash                $(10,550)          $10,550            $   -
Write-down of assets - Primarily                          Noncash                 (14,421)           14,421                -
  the Hybrid Thermal Treatment System (HTTS)
Integration costs--OHM acquisition
  Severance......................................          Cash                    (2,197)            2,197                -
  Duplicative offices/assets.....................          Cash                    (2,478)            2,160             (318)
  Other..........................................          Cash                    (1,019)            1,019                -
                                                                                 --------           -------            -----
  Total..........................................                                $(30,665)          $30,347            $(318)
                                                                                 ========           =======            =====

                              THE IT GROUP, INC.

A $10.6 million special charge (net of cash proceeds of $5.8 million) related to the sale of our investment in Quanterra, Incorporated.

A $14.4 million special charge related to the write down of assets associated with our HTTS(R) business to estimated salvage value.

A $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and eliminating duplicative offices. As part of the plan of integration, we laid-off more than 100 IT employees, primarily in the operating group and administrative support functions. In addition, as part of the plan we closed three leased facilities, reduced the size of three more facilities and subleased a portion of eight additional facilities. As of October 1, 1999, $0.3 million of the integration charge remained to be paid. The remaining costs relate to the facility closures and office consolidations and will be paid over the remaining terms of the leases. Most of these lease commitments will be paid within the next three years.

Interest, Net

Net interest expense represented 4.2% of revenues in the three fiscal quarters ended October 1, 1999 and 3.5% for the three fiscal quarters ended September 25, 1998. In absolute dollars, net interest expense was $39.8 million and $21.5 million for the nine months ended October 1, 1999 and September 25, 1998, respectively. This increase in net interest expense is due principally to the April 9, 1999 issuance of $225.0 million, 11.25%, ten year senior subordinated notes and the increased level of debt required to finance the OHM, GTI, EFM and EMCON acquisitions.

Income Taxes

For the three fiscal quarters ended October 1, 1999, the income tax provision was $15.9 million, reflecting an income tax rate of approximately 40.5% on income of $42.8 million and a $1.5 million benefit from utilization of tax attributes previously reserved. For the three fiscal quarters ended September 25, 1998, the income tax provision was $2.3 million, reflecting an income tax rate of 40% on income of $15.6 million excluding special charges of $30.7 million. The income tax benefit related to the special charges was offset by an increase in the deferred tax valuation allowance of $8.3 million. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements,
Note 9.

Extraordinary Item

For the nine months ended September 25, 1998, we recorded a $5.7 million charge, net of income tax benefit of $3.5 million, for the early extinguishment of $65.0 million of senior debt which was refinanced in connection with the acquisition of OHM. We incurred a $5.6 million payment for the make whole interest provision as a result of retiring our $65.0 million senior debt early in accordance with the loan agreement. In addition, we also expensed approximately $3.6 million related to the unamortized loan origination expenses associated with issuing the $65.0 million senior debt.

Dividends

Our reported dividends for the three quarters ended October 1, 1999 were $4.8 million and for the three quarters ended September 25, 1998 were $4.7 million. Our reported dividends for three quarters ended September 25, 1998 include imputed dividends of $1.1 million, which were paid in stock.

                              THE IT GROUP, INC.

Our dividends are summarized below:

                                             Fiscal quarters ended       Three fiscal quarters ended
                                           ---------------------------   ---------------------------
                                           September 25,   October 1,   September 25,     October 1,
Dividend Summary on Preferred Stock             1999          1998          1999             1998
-----------------------------------------  --------------  -----------  -------------     ----------
7% Cumulative convertible exchangeable
  Cash dividend..........................      $  898,000   $  899,000     $2,694,000  $2,697,000

6% Cumulative convertible participating
  Cash dividend..........................         692,000            -      2,076,000           -
  Imputed non-cash dividend..............               -      330,000              -   1,137,000
  In kind 3% stock dividend..............               -      340,000              -     862,000
                                               ----------   ----------     ----------  ----------
     Total...............................      $1,590,000   $1,569,000     $4,770,000  $4,696,000
                                               ==========   ==========     ==========  ==========

Discontinued Operations

In the nine months ended September 25, 1998, we increased our provision for loss on disposition of our discontinued transportation, treatment and disposal business by $5.0 million net of income tax benefit of $3.0 million. This increased provision primarily related to an additional accrual for closure costs related to the former Panoche disposal site. In March 1998, we obtained approval by the California Department of Toxic Substances Control (DTSC) of the final closure and post closure plan for the last of our four inactive treatment, storage and disposal facilities. The approved plans allow us to proceed with the completion of final closure construction and provides for future submittal of technical studies that will be utilized to determine final aspects and costs of closure construction and monitoring programs for the former Panoche disposal site.

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

                              THE IT GROUP, INC.

                        LIQUIDITY AND CAPITAL RESOURCES
                              THE IT GROUP, INC.

FINANCIAL CONDITION

Working capital at October 1, 1999 was $223.7 million, which is an increase of $103.4 million, or 86%, from the December 25, 1998 working capital of $120.3 million. The current ratio at October 1, 1999 was 1.71:1, which compares to 1.44:1 at December 25, 1998.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the nine months ended October 1, 1999 totaled $19.5 million compared to $21.4 million used by operating activities in the corresponding period of last year, a reduction in the use of cash by operating
activities of $1.9 million.   The usage of cash by operations as measured by the
changes in operating assets and liabilities increased $44.9 million over the prior year due to increased volume, which offset a $54.9 million year-to-year improvement in net income. Our seasonal working capital requirements generally result in additional uses of cash by operating activities during the third quarter.

Cash used by investing activities was $213.9 million for the nine months ended October 1, 1999 compared to $216.4 million for the nine months ended September 25, 1998. The uses of cash in both periods were primarily related to the acquisition of businesses, net of cash acquired. For the nine months ended October 1, 1999, we used $195.7 million for acquisitions, including $74.0 million for EFM, $10.2 million for Roche, $61.9 million for EMCON, and the balance for acquisition related liabilities including employee severance, relocation and facility closure costs, and consideration paid relating to these companies and other previously acquired entities. For the nine months ended September 25, 1998, we used $215.5 million for acquisitions, including $199.6 for OHM, and $15.9 million related to other acquisitions and related liabilities. Capital expenditures of $14.5 million for the nine months ended October 1, 1999 were $8.8 million greater than the prior fiscal year principally due to the system enhancements to accommodate acquisitions and the related increases in revenues.

Long-term debt of $664.1 million at October 1, 1999 increased from $405.1 million at December 25, 1998 primarily due to the issuance of $225.0 million in 10 year senior subordinated notes (Notes), which were used for the acquisitions of EFM and Roche, and to refinance our existing indebtedness, and also increased due to borrowings under the revolving credit facility to finance the EMCON acquisition, and due to seasonal working capital requirements. The ratio of total debt, including current portion, to equity was 2.62:1 at October 1, 1999 and was 1.77:1 at December 25, 1998. The Notes have a 11.25% fixed rate of interest payable semiannually in cash commencing October 1999 and will be redeemable on or after 2004 at a premium with a stated maturity of April 2009. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 10 - Long-term debt) and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise.

As a result of the utilization of funds for acquisition purposes, seasonal working capital requirements, and interest payments, we have utilized a larger portion of our existing revolving credit capacity than was planned. For the quarter, our average liquidity was approximately $23.0 million. We expect the liquidity position to improve throughout the fourth quarter, and to be sufficient to meet our operational needs over the next year. Additionally, subsequent to October 1, 1999, we obtained the release of $14.9 million previously held in restricted trust funds associated with our discontinued operations (see Item 1. Financial Statements--Notes to Condensed Financial Statements, Note 5--Discontinued Operations). The Company continues to have substantial cash requirements, including interest, operating lease payments, obligations related to acquisitions, and capital expenditures. We are continuing with our ongoing efforts to identify acquisition candidates and simultaneously capital resources which will be required to complete any significant acquisition transaction.

                              THE IT GROUP, INC.

Transportation, Treatment and Disposal Discontinued Operation

As a part of the Company's discontinued transportation, treatment, and disposal operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. As of October 1, 1999, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure, which is scheduled to be substantially completed by the fall of 2000.

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

Closure and post-closure costs are incurred over a significant number of years (including post-closure monitoring and maintenance of its disposal facilities for at least thirty years) and are subject to a number of variables including, among others, negotiations with and oversight by regulatory agencies regarding the details of site closure and post-closure. We have estimated the impact of closure and post-closure costs in the provision for loss on disposition of transportation, treatment and disposal discontinued operations; however, closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if we are required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions. We believe this insurance coverage substantially reduces our potential post-closure cost growth risk. We will have future cash requirements for closure costs over the next two years, and premium payments on the environmental insurance coverage over the next three years. (see Item 1 Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 5 - Discontinued operations).

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

With respect to the Operating Industries, Inc. Superfund site in Monterey Park, California, for which USEPA notified a number of entities, including the Company, that they were PRPs, there were no significant developments during the quarter, but in September 1999 mediation commenced in our litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc. et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRP's to cause them to bear their proportionate share of site remedial costs. Negotiations continue with the owner/operators, and the PRP group continues to explore methods to resolve the matter satisfactorily. Discovery in the case has been suspended for 90 days. During the quarter, we finalized our arrangements with other members of the PRP group to share approximately 50% of site costs, which was consistent with our previous interim agreement. Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site. The outcome of the litigation cannot be determined at this time.

                              THE IT GROUP, INC.

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

                              THE IT GROUP, INC.

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

Our core financial and administrative software systems are certified as Year 2000 compliant by the vendor. During the year ended March 27, 1998, we established an integration test plan to test this software and verify Year 2000 compliance. In February 1998, these integration tests were successfully completed. Our core hardware was also tested and found to be fully compliant with the Year 2000 requirements, and includes the integration of the acquired operations of OHM, GTI, EFM, and EMCON. The financial and accounting systems of Roche have been upgraded for Year 2000 compliance, and our other significant international operations have been integrated into our core system. All upgrades for network operating systems, desktop and laptop computers were competed in October 1999. Our remaining telecommunications equipment upgrades, representing less than 10% of the PBX phone systems, will be completed by the end of November 1999.

Materially important non-information technology systems involved in operations include products purchased from third parties, primarily design and engineering support software, proprietary software sold by us used in ongoing environmental remediation and compliance activities, and field monitoring equipment. All phases of Year 2000 compliance for design and engineering support software and field monitoring equipment were completed by October 1999. For proprietary environmental software, all remediation of non-Year 2000 software was completed by July 1999.

The inventory and assessment phase of the work dealing with relationships with external agents is complete. Our Year 2000 Program Director has coordinated communications with clients, suppliers, financial institutions and others with which we do business to obtain information about the state of these parties' Year 2000 readiness. The follow-up phase of this work will be undertaken on a continuous, ongoing basis through the end of 1999. Our communications have included over 3,000 vendors, with over 55% of our vendors, including 90% of our 50 largest dollar volume vendors, having positively responded as being Year 2000 compliant. Our 50 largest dollar volume commercial clients all report to be Year 2000 compliant and in final contingency planning stages. Our communications have included various entities of the U.S. federal government, which comprised approximately 58% of our revenues for the nine months ended October 1, 1999.
The principal U.S. federal government payment systems with which we process cash receipts have all reported to be Year 2000 compliant. At this time, we cannot predict the impact on our consolidated financial condition, liquidity and results of operations of the U.S. federal government's Year 2000 readiness. The failure of the U.S. federal government to pay its bills on a timely basis could have a material adverse effect on our consolidated financial condition, liquidity and results of operations.

Costs.   Management has prepared a detailed conversion plan and has estimated the total cost of Year 2000 compliance to be approximately $6.2 million, including costs related to the recent acquisitions described above. As of October 1, 1999, we had incurred costs of approximately $5.0 million to address Year 2000 issues, with the remaining costs to be incurred mainly in 1999. All of the costs have been or will be charged to operating expense and funded through operating cash flows. Approximately 90% of both planned and incurred costs relate to hardware and software expenditures, and approximately 10% relate to outside consultants. Internal costs of the Project are not separately tracked. Additional costs could be incurred if significant remediation activities are required with third parties.

Risks and Contingencies. We continue to develop contingency plans to address how we will handle the most reasonably likely worst case scenarios including situations where our clients, suppliers, financial institutions and others are not Year 2000 compliant on January 1, 2000. We do not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, our contingency plans will include actions designed to identify and minimize any third party exposures and management believes that, based on third party exposures identified to date, these issues should be resolved by the year 2000.

                              THE IT GROUP, INC.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include the following:

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

                              THE IT GROUP, INC.

 . the ultimate closure costs and post-closure costs of our discontinued operations,

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

                              THE IT GROUP, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

On April 9, 1999, the Company issued $225.0 million of senior subordinated notes which have a fixed interest rate of 11.25%. Since these instruments have a fixed rate of interest, we are not exposed to the risk of earnings loss due to changes in market interest rates. The fair value of these instruments at October 1, 1999 was $216.0 million. On October 20, 1999, these notes were exchanged for registered, publicly traded notes.

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

Coakley Landfil Action

Trial in this case have been set for September 2000.

                               THE IT GROUP, INC.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit No.                        Description
          -----------  ---------------------------------------------------------
          10(ii)  34.  Commercial Premium Finance Agreement, dated September 15,
                       1999, by and between the Registrant and AFCO Credit Corporation.

                  35. General Indemnity Agreement, dated September 13, 1999, by and between the Registrant, IT Corporation, and the American International Group of Companies.

                  36. Forms of Hazardous Waste -- Post-Closure Policies, dated September 1999, (including forms of Notional Commutation Account Endorsements), issued by American International Specialty Lines Insurance Company on behalf of the Registrant and IT Corporation and the Named Insureds thereunder.

          10(iii) 44.  The IT Group, Inc. 1999 Management Incentive Plan*

_____________________________________

          * Filed as a management compensation plan or arrangement per Item 14(a)(3) of Securities Exchange Act.


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



THE IT GROUP, INC.
(Registrant)



         ANTHONY J. DELUCA                               November 15, 1999
------------------------------------                --------------------------
Anthony J. DeLuca
 President and Chief Executive Officer
   and Duly Authorized Officer



         HARRY J. SOOSE, JR.                             November 15, 1999
------------------------------------                --------------------------
Harry J. Soose, Jr.
 Senior Vice President, Chief Financial Officer and Principal Financial Officer



          JAMES J. PIERSON                               November 15, 1999
------------------------------------                --------------------------
James J. Pierson
 Vice President, Finance and
   Principal Accounting Officer