Form 10-K
period 1999-12-31
IT GROUP INC
filed 2000-03-30
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9037

The IT Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0001212 (I.R.S. Employer Identification No.)

2790 Mosside Boulevard, Monroeville, Pennsylvania 15146-2792
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (412) 372-7701

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange; Pacific Exchange
Preferred Stock Depositary Shares	New York Stock Exchange; Pacific Exchange
8% Convertible Subordinated Debentures due 2006	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

11 ¼% Senior Subordinated Notes due 2009

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant at March 24, 2000, was approximately $141,787,745 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

At March 24, 2000 the registrant had issued and outstanding an aggregate of 22,968,560 shares of its common stock, including 62,997 shares held in treasury.

Documents Incorporated by Reference

Certain information included in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on June 8, 2000 is incorporated by reference into Part III hereof.

THE IT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

Item		Page
	PART I

1	Business	2
	Overview	2
	Employees	3
	Environmental Industry Overview	3
	Clients and Concentration of Revenues	4
	Contracts	5
	Regulatory	6
	Technology Development and Patents	8
	Insurnace	8
	Risk Factors	9
	Significant Acquisitions and Management of Growth	9
	Substantial Leverage	10
	Ability to Service Debt	10
	Competition	11
	Environmental Contractor Risks	11
	Government Contractor Risks	12
	International Operations	13
	Fluctuations in our Quarterly Operating Results	13
	Control of Board of Directors	14
	Recent History of Losses	14
	Closure of Inactive Disposal Sites and Potential CERCLA Liabilities	14
	Discontinued Operations	14
2	Properties	15
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Shareholders	15
4A	Executive Officers of the Company	16

	PART II

5	Market for the Registrant's Common Stock and Related Shareholder Matters	17
6	Selected Financial Data	17
7	Management's Discussion and Analysis of Results of Operations and Financial Condition	18
7a	Quantitative and Qualitative Disclosures About Market Risk	30
8	Financial Statements and Supplementary Data	32
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

	PART III

10	Directors and Executive Officers of the Registrant	64
11	Executive Compensation	64
12	Security Ownership of Certain Beneficial Owners and Management	64
13	Certain Relationships and Related Transactions	64

	PART IV

14	Exhibits, Financial Statement Schedule and Reports on Form 8-K	65

PART I

ITEM 1. BUSINESS.

Overview

           The IT Group, Inc. (we or IT or the Company) is a leading provider of diversified, value-added services in the areas of consulting, engineering and construction, remediation, and facilities management. Through our diverse group of highly specialized companies, with over 7,000 employees in over 80 domestic offices and 15 international offices, clients can take advantage of a single, fully integrated delivery system and our extensive expertise to meet their global environmental needs. Our broad range of services includes the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. We also provide project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets. We have, and plan to continue to, diversify by pursuing selective acquisitions in the infrastructure and other non-environmental services industries complementary to our core business and client base. We do not own active hazardous waste disposal facilities.

          We provide services through seven principal business lines: Government Services, Energy and Nuclear Operations, Commercial Engineering and Construction, Consulting and Technology, Solid Waste, Outsourced Services, and International. These business lines comprise four reportable segments for financial reporting: Engineering & Construction, Consulting & Technology, Outsourced Services, and International.

Government Services

           Our Government Services business line provides turnkey engineering and construction services to U.S. government agencies, primarily the Department of Defense (DOD). The Government Services business line performs site assessments, remedial designs, construction remediation, operation and maintenance services, facilities management, and site closures. We have expanded and diversified our capabilities into non-traditional environmental markets involving civil works projects and restoration of natural ecosystems, such as the Florida Everglades.

Energy and Nuclear Operations

          Our Energy and Nuclear Operations (ENO) business line provides low-level radiological and mixed waste services, primarily to the Department of Energy (DOE) in support of their on-going waste operations and nuclear facility stabilization requirements, and expects to have increasing opportunities from private utility clients. Services provided include characterization, transition/stabilization, decontamination/decommissioning and waste processing disposition.

Commercial Engineering and Construction

           Our Commercial Engineering and Construction (CEC) business line provides turnkey engineering and construction services to private-sector clients, and state and local government agencies. Using a vertically-integrated service approach, CEC performs site assessments, remedial designs, construction remediation, operation and maintenance and site closures, and has expanded into non-environmental markets involving civil works projects and watershed restoration.

Consulting and Technology

           Our Consulting and Technology (C&T) business line provides specialized consulting services in the areas of environmental health and safety compliance (EH&S), risk and cost allocation determination, life-cycle planning, product registration, due diligence support for asset transactions and strategic environmental planning. We develop strategies to evaluate risks associated with underlying environmental and health and safety issues and prepare cost effective science-based solutions. Using our comprehensive regulatory expertise, we develop long-term compliance strategies designed to meet future regulatory requirements or assist in the implementation of certification programs, such as ISO 14001. Our sophisticated information technology applications integrate the latest information management tools to increase or enhance operational efficiencies.

           Additionally, through our recently-acquired e-Com Solutions subsidiary, we provide Web-based technologies to enhance client operational efficiencies through training, knowledge management and supply chain management systems, and EH&S applications ranging from environmental monitoring to enterprise resource planning systems.

Solid Waste

           Adding EMCON in 1999 to our existing solid waste capabilities, our Solid Waste business line provides turnkey services including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling monitoring, and facility and system operation and maintenance. Our capabilities range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment, for complete life-cycle management of solid waste.

Outsourced Services

          Our Outsourced Services business line provides program/construction management, general contracting, housing management, design/build construction, facility planning and management, and maintenance renovation. We also provide facility support services and operations management support at military installations and other facilities, such as the Kennedy Space Center.

International

          Our International business line provides comprehensive environmental and infrastructure services to multinational and foreign-based clients through offices managed in the United States and staffed by our local professionals in Taiwan, Australia, Canada, Italy, and the United Kingdom, as well as project offices throughout the world. We have established local partnerships and affiliations to selectively pursue future work in Mexico, Peru, South Korea, Japan, and Europe where we do not have a local presence. We believe a strategic mix of in-house resources and multinational partnerships provides us with global resources to support our multinational client base.

Employees

           At December 31, 1999, we employed approximately 7,000 employees. Many of these are professional level employees, including over 800 engineers, 250 environmental scientists, 400 geologists and 700 other specialists in related fields. In addition, our professional employees hold in the aggregate over 950 masters degrees and 150 PhD's. Our ability to retain, expand and utilize our staff, including those employees that have primary responsibility for maintaining client relationships, will be a significant factor in our future success. None of our employees are represented by labor unions under Company-wide collective bargaining agreements. However, we do employ union labor from time to time on a project-specific basis. We consider our relations with our employees to be good.

Environmental Industry Overview

           Demand for our environmental services is driven by a number of factors, including:

•	our clients' need to comply with federal, state and municipal environmental regulations and enforcement regarding the quality of the environment;

•	the needs of the DOD and DOE to restore sites formerly used for weapons production or military bases;

•	our clients' need to bring aging and new production facilities into compliance with current environmental regulations;

•	our clients' need to minimize waste generation on an ongoing basis; and

•	our clients' need to reduce or forestall liability associated with pollution-related injury and damage.

           A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases, and to restore former nuclear weapons facilities. DOD has stated that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. According to federal government publications, the DOD's budget for environmental remediation will be approximately $2 billion annually for the next five years and the DOE's budget will be approximately $6 billion annually for the same period.

           Traditionally DOD has maintained most of its own facilities and support systems, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. A privatization market has been created by the government's sales of assets or revenue streams, such as military housing, electric, water and wastewater utilities on a military base, to a private company, which is then responsible for its maintenance and operation of site activities currently conducted by government, often military, personnel.

           Significant environmental laws have been enacted in the U.S. in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws create demand for our services.

           For more discussion of the regulatory environment in which we operate, and the principal federal legislation that has created a substantial market for us, see "Business-Regulatory".

Clients and Concentration of Revenues

           Our clients are federal, state, and local governments and commercial businesses worldwide. We obtained 57% of our revenues for the twelve months ended December 31, 1999 from the U. S. government agencies through more than 100 contracts that range in length from one to ten years. In addition, we serve more than 1,500 commercial clients on projects which range in length from one month to more than one year. Through acquisitions and bidding strategies, we have intentionally reduced our U. S. government revenue concentration, particularly with the DOD. We intend to continue our diversification, with a target of 50% non-U. S. government revenues. As of December 31, 1999 we employed over 7,000 persons in a network of over 80 domestic and 15 international offices. Approximately 86% of our backlog at December 31, 1999 was under U. S. government programs and approximately 84% is expected to be charged to our clients on a cost-reimbursable basis. Additionally, many of our commercial contracts automatically renew every year and are typically not part of our backlog.

           The table below sets forth the percentage concentration of revenues we receive from U. S. government contracts as a percentage of our consolidated revenues.

Source	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
U.S. government:
DOD	41%	52%	47%
DOE	9	10	9
Other federal agencies	7	7	2

	57	69	58
Commercial, and state and local governments	43	31	42

Total	100%	100%	100%

Federal Government Clients

           U. S. government contracts are typically awarded through competitive bidding pursuant to federal procurement regulations and involve several bidders. After a successful bidder is selected, there is usually a period for contract negotiations. Government contracts also typically have annual funding provisions, may be terminated at the discretion of the government agency and are limited by public sector budgeting constraints. Many of these government contracts are multi-year Indefinite Delivery Order (IDO) agreements. These programs provide estimates or a maximum of what the agency expects to spend, and our program management and technical staffs work closely with the client to define the scope and amount of work required. While these contracts do not initially provide us with any specific amount of work, as projects are defined, the work is typically awarded to us without further formal competitive bidding. Approximately 40% of our revenues for the twelve months ended December 31, 1999 were from IDO agreements.

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

Commercial, and State and Local Government Clients

           We serve numerous commercial and state and local government clients including chemical, petroleum and other manufacturing firms, utilities, real estate and transportation service companies and law firms. Much of our commercial work represents new contracts awarded by existing clients. Our strategy is to increase the commercial portion of our business. In 1999, through acquisitions and bidding strategies, we increased our commercial and state and local government revenues to 43% from 31% over the prior fiscal year. No single commercial client accounted for 10% or more of our consolidated revenues in the twelve months ended December 31, 1999, the nine months ended December 25, 1998, or the twelve months ended March 27, 1998. Although in recent years enforcement of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) has diminished (see "Business-Regulatory"), clients are still seeking strategic, integrated solutions to their environmental problems, which we seek to provide.

Contracts

           We enter into various types of contracts with our clients, including fixed-price and cost-reimbursable plus fixed fee and award fee contracts. For the twelve months ended December 31, 1999, 30% of our revenue was derived from fixed-price contracts and 70% from cost-reimbursable plus fixed fee and award fee contracts. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Under a cost-plus contract, we charge clients negotiated rates based on our direct and indirect costs plus a fee component. Our ability to perform profitably under fixed-price and other types of contracts often depends in part on our ability to avoid, and once encountered, to identify, manage and recover on claims for, differing and unanticipated conditions and other changes. Fixed-price contracts have inherent risks. These risks include:

•	underestimation of costs;

•	problems with the appropriate choice of technologies;

•	unforeseen costs or difficulties;

•	delays beyond our control; and

•	economic and other changes that may occur during the contract period.

           The risks we face under fixed-price contracts could have a material adverse effect on our business.

           Generally, our contracts do not require that we provide performance bonds. A performance bond, issued by a surety company, guarantees the contractor's performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. We have signed indemnity agreements with our sureties to indemnify them from obligations under bonds that arise from our failure to perform under contracts for which bonds are issued. If, however, the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits. To date, we have not incurred material damages beyond the coverage of any performance bond, and we have never had a bond called where the surety has been required to take over a project or pay damages.

           For the twelve months ended December 31, 1999 subcontractor costs comprised approximately 25% of our revenues. We typically seek performance bonds from our subcontractors consistent and in parallel to the requirements in our prime contract. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our services and our ability to perform under some of our contracts.

           We have a set of company-wide estimating and proposal development procedures designed to provide consistency across all business lines during the preparation of proposals. Our shared services group implements these procedures and provides resources to our business lines for preparation of cost estimates, proposals and bid submittals. Each of our business lines has responsibility for responding to customer solicitations. The final decision requires coordination between operations management, business development personnel and corporate management. Before our bid is submitted to a client, the approach and pricing are reviewed by operations and estimating management, which performs a risk evaluation of terms and conditions and technical aspects of the opportunity.

Regulatory

           Our clients and we are subject to extensive environmental laws and regulations. The level of enforcement of these laws and regulations affects the demand for many of our services and creates certain significant risks and potential opportunities for us in providing our services. Regulatory enforcement and changes may also affect our inactive disposal sites in Northern California. See "Business-Risk Factors-Environmental Contractor Risks" and the Notes to Consolidated Financial Statements-Note 14. "Discontinued Operations."

           Over the past several years, interested parties have proposed a number of significant changes to existing environmental laws. Most of the proposed changes have been delayed in Congress. The proposals would overhaul the government regulatory process, require regulatory risk assessments and cost-benefit analyses and reduce requirements for reporting to the government. Although the impact of these proposed changes on our business cannot yet be fully predicted, the proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced may decrease the demand for some of our services, as clients anticipate and adjust to the potential changes. Proposed changes could result in increased or decreased demand for some of our services. For example, if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation, that portion of our business could increase while amounts spent for studies could decrease. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients' views on the cost-effectiveness of remedies available under the changed regulations. These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services, which:

•	provide an integrated, proactive approach to environmental issues, and

•	are driven by economic, as opposed to legal or regulatory concerns.

           In addition, there is a growing international market arising from the increased awareness on the part of foreign governments and private sector entities of the need for additional and/or initial environmental regulations, studies and remediation.

           The principal environmental legislation and proposed changes in those laws affecting us and our clients is described below:

           Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA established the Superfund program to clean up existing, often abandoned, hazardous waste sites and provides for penalties and significant damages for noncompliance with EPA orders. CERCLA's Superfund taxing authority expired in December 1995, and CERCLA's authority to expend funds originally expired in September 1994. However, Congress has extended the EPA's authority to use funds on an interim basis. Congress to date has linked long-term reinstatement of Superfund's taxing and spending authority to comprehensive reauthorization and revision of CERCLA. The Congressional Budget Office estimates that the Superfund trust fund has sufficient funds for the CERCLA program through the government's fiscal year 2001, which begins in October 2000.

           A number of changes in CERCLA have been proposed. We believe Congress' failure to reauthorize CERCLA, and continuing uncertainty concerning the details of the legislation, have resulted in project delays and/or the failure of clients to initiate projects. Arguments over state participation in CERCLA programs and provisions for damages to natural resources make passage of a bill reauthorizing CERCLA more uncertain. Potential exhaustion of the monies in the Superfund trust may accelerate the passage of legislation reauthorizing CERCLA.

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

           RCRA's requirement that USTs be upgraded to double-walled tanks with leak detection systems became effective on December 22, 1998. We believe that increased state and EPA enforcement actions for UST noncompliance will prompt increased repair or replacement of these tanks. Further, in November 1998, the EPA adopted its new Hazardous Waste Identification Rule regulation, allowing more flexible and cost-effective approaches to site cleanups. In particular, the final rule streamlines permitting, treatment and technological requirements for waste remediation.

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

•	established emissions allowances for sulfur and nitrogen oxides,

•	established strict requirements applicable to emissions of air toxics,

•	established a facility-wide operating permit program for all major sources of regulated pollutants,

•	established requirements for management of accidental releases of toxic air pollutants, and

•	created significant new penalties, both civil and criminal, for violations of the Clean Air Act.

           Although the EPA recently promulgated regulations significantly tightening standards for ozone and particulate emissions, and these regulations might eventually increase demand for our air quality services, one court recently invalidated them as unconstitutional. Also, while world leaders recently agreed to the "Kyoto Protocol" to reduce greenhouse gas emissions, and these proposals could increase demand for our air quality services, they have also met with substantial opposition, and their ultimate fate remains uncertain. Also uncertain are the fate and impact of proposals for tax credits for greenhouse gas emission reductions as an alternative to the Kyoto Protocol.

           The Price Anderson Act (PAA). Approximately 6% of our $4.3 billion in backlog consists of projects in our energy and nuclear services business. We service the need of the DOE in converting its weapons facilities to civilian purposes and the need of the nuclear power industry in the decontamination and decommissioning of nuclear power plants. We expect this portion of our business to continue to grow as up to 35 operating commercial power plants reach the end of their useful lives over the next 20 years.

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

           The Clean Water Act of 1972. The Clean Water Act established a system of standards, permits and enforcement procedures for the discharge of pollutants to surface water from industrial, municipal and other wastewater sources.

           Other Federal and State Environmental Laws. Our clients also use our services in complying with, and our operations are subject to regulation under, among others, the following federal laws:

•	the Toxic Substances Control Act,

•	the Safe Drinking Water Act,

•	the Occupational Safety and Health Act, and

•	the Hazardous Materials Transportation Act.

           Many states also have passed legislation and other regulations and policies similar to the federal laws mentioned to cover more detailed aspects of environmental and hazardous materials management.

Technology Development and Patents

           We emphasize several technologies including bioremediation and in situ oxidation. For example, we have led the industry in the use of Monitored Natural Attenuation to demonstrate the recovery of the subsurface environment through the use of naturally-occurring degradation processes for hydrocarbon and chlorinated solvents contamination. We have completed 17 pilot-scale field demonstrations and three full-scale implementations of our PermOX-IT(sm) process which uses permanganate oxidation technology for the in situ destruction of dense non-aqueous phase liquids such as trichloroethylene and perchloroethylene. In addition, we have obtained a service mark for our RAPIDGAS (sm) process used to rapidly assess fuel spill sites for treatment options . We have licensed from a third party "barrier wall and reactive gate technology," which assists in the decomposition of contaminants, and continue to apply it to client projects. The EPA has also extended for a third time our multi-year contract to operate its Test & Evaluation Facility in Cincinnati, Ohio. The facility provides the EPA with treatability testing and process development services on contaminated waste waters, sludges and soils. This facility is also available for private party-sponsored technology evaluations. Major efforts this year focused on safe drinking water and water treatment processes including filtration and disinfection technologies. We also have improved our environmental information management technologies. We hold over 20 patents for various environmental technologies, and we have received extensive patent coverage for the Manage IT system, which we use to manage and track hazardous waste at client sites. Through the use of proprietary and other environmental information management systems, we have become a leading provider of advanced data base management technology to serve clients' needs.

Insurance

           We maintain liability insurance programs in the ordinary course of business that are structured to provide coverage for major and catastrophic losses. Effective April 1, 1999, our commercial general liability insurance program provides for coverage of up to $75 million with a $500,000 deductible. We also carry pollution liability insurance with policy limits of up to $35 million with a $1 million deductible.

           In preceding years, our insurance program required us to self-insure for the first $5 million retention for each of its general liability, automobile liability and contractor's pollution liability coverages. We are obligated to indemnify our insurance carriers against liabilities and costs of defense, subject to certain limitations for each of these kinds of coverage, up to that $5 million limit. Financial guarantee bonds support this indemnity commitment.

           Although we believe our insurance program is appropriate for the management of our risks, our insurance policies may not fully cover our operations. Policy coverage exclusions, retaining risks through deductible and self-insured retention programs, or losses in excess of the coverage may cause all or a portion of one or more losses not to be covered by our insurance.

Risk Factors

           The following provides a summary of some of the significant risk factors which may affect our business and our results of operations, liquidity and financial condition.

           Significant Acquisitions and Management of Growth

           From 1991 to 1999, our industry has experienced substantial consolidation. This consolidation has been driven by:

•	the benefits of economies of scale;

•	growing demand for full service business oriented solutions;

•	the delays in the reauthorization of major environmental laws and the perceived relaxation in the enforcement of current laws;

•	the shift from commercial to government procurement of environmental services as a result of the conversion of military sites to peaceful uses.

           We have actively participated in this industry consolidation. Since March 1997, we have acquired nine firms representing aggregate revenues of approximately $1 billion at the time of acquisition. For further information on the impact of our acquisitions to our results of operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition."

           We believe our recent acquisitions add capabilities that are complementary to our existing services, and offer us cost savings and other synergies. We also believe that our matrix organization and our comprehensive management information system allow us to:

•	efficiently integrate acquired operations,

•	eliminate duplicative costs,

•	centralize common functions,

•	consolidate locations that serve the same common areas, and

•	use our low cost structure to bid successfully on new projects.

           Although we believe we have benefited financially from, for example, the economies of scale offered by our larger acquisitions, going forward, we intend to pursue a highly selective acquisition strategy and have less growth from acquisitions. This change in emphasis is due in part to our substantial leverage. Target opportunities are expected to be smaller and present diversification that would place us into new markets that are complementary to our core businesses and client base.

           Our acquisition strategy presents a number of risks. For example:

•	We may not be able to identity suitable acquisition candidates or to acquire additional companies on favorable terms;

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.;

•	We may fail to successfully integrate or manage acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls;

•	Acquired companies may not perform as we expect.

Substantial Leverage

           We have a significant amount of indebtedness. During 1999, we issued $225 million of ten year, 11.25% senior subordinated notes (see "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" and Notes to Consolidated Financial Statements-Note 5. "Long-term debt"). The following chart shows certain important credit statistics as of December 31, 1999:

At December 31, 1999

Total indebtedness	$645,812
Stockholders' equity	$271,812
Debt to equity ratio	2.38:1

           On March 8, 2000, we obtained from the lenders under our bank credit facilities an additional $100 million, seven year term loan, without reducing availability under the revolving portion of the credit facility, primarily to address working capital fluctuations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources", and Notes to Consolidated Financial Statements-Note 16. "Subsequent events".

           Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic conditions;

•	limit our ability to make further acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the environmental services industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our various credit agreements, our ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

           Ability to Service Debt

           Our indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes. Our success in generating cash is dependent upon our results of operations, which are heavily dependent on various factors, including managing utilization of our professional staff, properly executing projects and successfully bidding new contracts at adequate margin levels. This, to a certain extent, is also subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets.

          Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities including the $100 million increase funded on March 8, 2000 will be adequate to meet our future liquidity needs, excluding major acquisitions, for the next twelve months.

           We can make no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Competition

           We believe that the principal competitive factors in our business are:

•	technical proficiency,

•	operational experience,

•	price,

•	breadth of services offered, and

•	local presence.

           We compete with a diverse array of small and large organizations including the following:

•	national or regional environmental management firms;

•	national, regional and local architectural, engineering and construction firms;

•	environmental management divisions or subsidiaries of international engineering, construction and systems companies; and

•	waste generators that have developed in-house capabilities.

           Increased competition, combined with changes in client procurement procedures, has resulted in, among other things:

•	lower contract margins,

•	more fixed-price or unit-price contracts, and

•	contract terms that increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties.

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

Liabilities Arising out of Environmental Laws and Regulations

           Our operations are subject to regulation by a number of federal and other laws and agencies. As such, we may be held directly liable for failure to abide by these laws. Any such failure could lead to our debarment or suspension as a government contractor. Companies that are subject to environmental liabilities have also sought to expand the reach of CERCLA, RCRA and similar state statutes to make contractor firms responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to bear this liability by ourselves, notwithstanding the potential availability of contribution or indemnification from other parties. Further, one of our businesses involves the purchase and redevelopment of environmentally impaired property. As the owner of such properties, we may be required to clean up all contamination at these sites, even if we did not place it there. We use insurance and other risk mitigation techniques to manage these risks but we cannot guarantee the adequacy of those measures.

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

Government Contractor Risks

           As a major provider of services to governmental agencies, we face the risks associated with government contracting. For example, a reduction in spending by federal government agencies could limit the continued funding of our existing contracts with these agencies and could limit our ability to obtain additional contracts, which could have a material adverse effect on our business. The risks of government contracting also include the risk of civil and criminal fines and penalties for violations of applicable regulations and the risk of public scrutiny of our performance at high profile sites.

           As a result of our government contracting business, we have been, are and will be in the future, the subject of audits by the Defense Contract Audit Agency (the DCAA). Additionally, we have been, and may in the future be, the subject of investigations by governmental agencies such as the EPA's Office of Inspector General (EPAOIG). During the course of an audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under the type of "cost reimbursable" government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulations and Cost Accounting Standards.

           At present, our incurred cost rate submissions have been audited through the twelve month period ending March 27, 1998 and we have final negotiated rates for the twelve months ending March 27, 1994. With regard to OHM Corporation, the incurred cost rate submissions have been audited through May 1998 and final negotiated rates have been agreed to through calendar year 1997. We expect to complete rate negotiations for all reporting periods up to and through March 27, 1998 and May 1998 for the Company and OHM Corporation, respectively, during 2000. Although we believe that there will not be any significant disallowance of unaudited and to be negotiated claimed costs for the periods noted above, the disallowance of a significant amount of our costs could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

           In addition, the failure to comply with the terms of one or more of our government contracts could result in our suspension or debarment from future government contract projects for a significant period of time. This could result in a material adverse effect on our business. On or about September 2, 1998, OHM Corporation and The IT Group entered into a five year Compliance Agreement with the EPA to address alleged past practices by OHM that, according to the EPA, may constitute a basis for suspension and/or debarment. A breach of the Compliance Agreement by us or any of our subsidiaries is potentially cause for immediate suspension from work and/or debarment. We have not received any notice of noncompliance regarding the September 2, 1998 Compliance Agreement and believe OHM and The IT Group have been compliant.

International Operations

           For the twelve months ended December 31, 1999, approximately 5% of our revenues came from international operations. Our international operations in general are subject to a number of risks including:

•	foreign currency risks,

•	work stoppages,

•	transportation delays and interruptions,

•	political instability,

•	expropriation and nationalization,

•	tariffs and import and export controls,

•	differing licensing and permit requirements,

•	compliance with applicable laws.

           We cannot predict what effect, if any, these risks would have on our business.

Fluctuations in our Quarterly Operating Results

           Our quarterly revenues, expenses and operating results and working capital requirements may fluctuate significantly due to a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the federal government;

•	employee utilization and hiring rates;

•	the number and significance of client projects commenced and completed during a quarter;

•	delays incurred in connection with projects;

•	the ability of our clients to terminate projects without penalties;

•	weather conditions.

           Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

Control of Board of Directors

           In November 1996, The Carlyle Group and some of its affiliates acquired 45,000 shares of our 6% cumulative convertible participating preferred stock and warrants to purchase 1,250,000 shares of our common stock. As a result of paid-in-kind dividends, paid through December 25, 1998, Carlyle now holds 46,095 shares of convertible preferred stock, which totals approximately 21%, or approximately 24% assuming the warrants are exercised, of the voting power of the Company. The terms of our convertible preferred stock provide that until November 20, 2001, the holders of our convertible preferred stock have the right to elect a majority of the Board of Directors, as long as they continue to hold at least 20% of the voting power of the Company. In addition, the sale by Carlyle of its interests under specific conditions constitute events of default under our credit facilities. For more information on our relationship with Carlyle, see the Notes to Consolidated Financial Statements—Note 9. "Preferred Stock-Carlyle Investment."

Recent History of Losses

           As of December 31, 1999, we have recorded six consecutive profitable quarters, however we have previously recognized recurring losses to our common stockholders. The following table shows the losses we have incurred prior to our current fiscal year. We cannot assure you that we will not incur losses in the future. For a more detailed discussion of our operating results and special charges recorded in prior years, see "Management's Discussion and Analysis of Results of Operations and Financial Condition ".

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended
			March 27, 1998	March 28, 1997	March 29, 1996
	(In thousands)
Net income (loss) applicable to common stock	$32,318	$(12,091)	$(23,193)	$(13,693)	$ (3,654)
Net income (loss) applicable to common stock, excluding special charges	$32,318	$ 11,200	$ 2,800	$ (5,300)	$ 4,600

Closure of Inactive Disposal Sites and Potential CERCLA Liabilities

           Before 1987, we were a major provider of hazardous waste transportation, treatment and disposal operations in California. In December 1987, we adopted a strategic restructuring program that included a formal plan to divest our transportation, treatment and disposal operations and we stopped taking new business. For further information on our inactive disposal sites within our discontinued operations, see the Notes to the Consolidated Financial Statements-Note 14. "Discontinued Operations ".

DISCONTINUED OPERATIONS

           In December 1987, we adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of others. Subsequent to this date, we ceased obtaining new business for these operations. We have funded previously accrued costs of $9 million for the twelve months ended December 31, 1999, $11 million for the nine months ended December 25, 1998 and $15 million in the twelve months ended March 27, 1998 relating to our closure plans and construction and PRP matters. At December 31, 1999, our consolidated balance sheet included accrued liabilities of $14 million for closure costs, insurance program costs and the PRP matters net of anticipated insurance settlement proceeds. See our Notes to Consolidated Financial Statements—Note 14. "Discontinued Operations" for more information on the financial implications of our discontinued operations.

ITEM 2. PROPERTIES

      We own or lease property domestically at 122 sites in 37 states and the District of Columbia, and internationally at 18 sites located principally in Canada and Australia. Excluding discontinued operations, we own approximately 73 acres and lease approximatley 2.1 million square feet of property for various uses, including

• regional and project offices,

• technology and process development laboratores,

• field remediation support service facilities, and

• corporate offices.

     We consider these facilities adequate for our present and anticipated activites.

     Additionally, we own approximately 2,800 acres related to discontinued operations, principally in Northern California, of which approximately 900 acres were used for hazardous waste disposal facilities and approximately 1,900 are adjacent to those facilities, but were never used for waste disposal.

ITEM 3. LEGAL PROCEEDINGS.

Continuing Operations Legal Proceedings

     We are subject from time to time to a number of different types of claims arising in the ordinary course of our business, including contractual disputes with clients, subcontractors and suppliers, claims for professional negligence, environmental claims, governmental audits and investigations and claims for personal injuries and property damage. We do not believe that any of these claims will have a material adverse effect on our business. See the Notes to Consolidated Financial Statements—Note 8. "Commitments and Contingencies—Contingencies" for information regarding the legal proceedings related to our continuing operations.

Discontinued Operations Legal Proceedings

     We have been, are and may in the future be subject from time to time to a number of different types of claims arising out of our discontinued operations including environmental claims for recovery of all or a portion of the cleanup costs at sites wep reviosuly owned or operated or to which we took our or a client's wastes, including claims for personal injuries and property damage. We do not believe any of these claims will have a material adverse effct onour business. See the Notes to Conslidated Financial Statements—Note 14. "Discontinued Operations " for information regarding the legal proceedings related to our transportation, treatment and disposal discontinued operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

           The following table provides information regarding our executive officers and the positions they hold. Our officers are appointed annually by our Board of Directors.

Name	Age	Position	First elected officer of the Company
Anthony J. DeLuca	52	Chief Executive Officer and President	1990
David L. Backus	58	Senior Vice President, Outsourced Services and International	1998
M. Scott Bonta	41	Senior Vice President, Consulting and Technology, and Chief Information Officer	1995
Stephen J. Connolly	55	Senior Vice President, Shared Services	1999
Dennis N. Galligan	51	Senior Vice President, Solid Waste	1998
Gary L. Gardner	45	Senior Vice President, Commercial Engineering and Construction	1998
James G. Kirk	61	Senior Vice President, General Counsel and Secretary	1996
Ann P. Harris	51	Senior Vice President, Human Resources	1997
Thomas R. Marti	48	Senior Vice President, Energy and Nuclear Operations	1995
Kevin R. Smith	46	Senior Vice President, Business Development, Marketing and Strategic Planning	1995
Harry J. Soose	48	Senior Vice President, Chief Financial Officer	1995
Enzo M. Zoratto	43	Senior Vice President, Government Services	1995

           Mr. DeLuca was named our Chief Executive Officer and President on July 22, 1997 and President and our Acting Chief Executive Officer and a Director as of July 1, 1996. Prior thereto, Mr. DeLuca had been our Senior Vice President and Chief Financial Officer since March 1990. Before joining us, Mr. DeLuca had been a partner at the public accounting firm Ernst & Young LLP.

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

           Mr. Bonta joined us in 1986, and has been Chief Information Officer since 1995. In March 2000 Mr. Bonta was elected a Senior Vice President. Prior to joining us, he was employed by Bechtel Power as the Manager of Computer Operations and Data Communications.

           Mr. Connolly joined us in 1998 in connection with our acquisition of Jellinek, Schwartz and Connolly, Inc., where he served as President since 1979. Mr. Connolly was named Vice President of our shared services group in June 1999 and a Senior Vice President in March 2000.

           Mr. Galligan joined us in 1998 through our acquisition of OHM, where he had been a Vice President since 1995. Mr. Galligan was elected a Senior Vice President in March 2000. From 1991 to 1995, he was Vice President of Marketing and Sales at Chem-Nuclear Systems.

           Mr. Gardner joined us in 1998, also in connection with the OHM merger, where he was employed for eleven years, most recently as Vice President, Northern Region. In March 2000 he was elected a Senior Vice President.

           Mr. Kirk, who joined us as General, Eastern Operations, in 1991, was named Vice president, General Counsel and Secretary in September 1996 and Senior Vice President in July 1999. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors from 1978 to 1991. From 1973 to 1978, Mr. Kirk was Assistant General Counsel for Dravo Corporation.

           Ms. Harris, who joined us in 1975, was a human resource manager in our Knoxville, Tennessee and Pittsburgh, Pennsylvania offices prior to being appointed Vice President, Human Resources in 1997 and Senior Vice President, Human Resources, in July 1999.

           Mr. Marti joined us in 1990 as a Director of Projects. He was named Vice President in 1995 and Vice President, Construction and Remediation Projects and Services in 1996. In 1999, he was named Vice President, and in March 2000, Senior Vice President, Energy and Nuclear Operations.

           Mr. Smith joined us in 1986 and served in various capacities including Program Director and Director of Project Development. In 1995 he was named Vice President, Business Development and a Senior Vice President in March 2000.

           Mr. Soose, who joined us in 1991 as Controller of our Construction and Remediation Division, was appointed Vice President, Controller of the Company in 1995 and Senior Vice President and Chief Financial Officer in July 1999. Prior to joining us, Mr. Soose served as Controller of Gulf Stream Communities, Inc. and of Dravo Corporation.

           Mr. Zoratto joined us in 1984 from D'Appolonia Waste Management Systems, where he had been a Project Manager since 1981. He was named Vice President, Government Services in 1995 and a Senior Vice President in March 2000.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

          Our common stock is listed on the New York Stock Exchange (NYSE) and Pacific Stock Exchange under the symbol ITX. The following table sets forth thehigh and low sale prices of the common stock, as reported by the NYSE for the periods indicated.

Quarter ended	High	Low
June 26, 1998	11 1/2	8 7/8
September 25, 1998	10 1/4	5
December 25, 1998	11 1/2	5 1/2
March 26, 1999	15	11 1/8
June 25, 1999	17 1/4	11
October 1, 1999	16 7/16	9 9/16
December 31, 1999	10 7/16	7 3/4

          On March 24, 2000, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $6.3125 per share. On that date there were 1,864 stockholders of record.

           We have not paid a cash dividend on our common stock for the twelve months ended December 31, 1999, the nine months ended December 25, 1998, or the twelve months ended March 27, 1998. We have no present intention to pay cash dividends on our common stock in the foreseeable future in order to retain all earnings for investment in our business. Our credit agreements prohibit cash dividends on common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

          The following table sets forth income statement information for the Company's continuing operations and other financial information for the fiscal year ended December 31, 1999, the nine months ended December 25, 1998 (the transition period as a result of our change in fiscal year) and the fiscal years ended March 27, 1998, March 28, 1997, and March 29, 1996. Share and per share data have been restated to reflect the one-for-four reverse stock split effective November 21, 1996.

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended
			March 27, 1998	March 28, 1997	March 29, 1996
	(In thousands, except per share data)
INCOME STATEMENT INFORMATION
Revenues	$1,314,251	$757,435	$442,216	$362,131	$400,042
Gross margin	185,858	90,961	51,090	38,138	58,152
Special charges	—	24,971	14,248	8,403	—
Income (loss) from continuing operations (net of preferred stock dividends)	38,678	(12,091)	(12,527)	(13,693)	(3,654)
Income (loss) per common share from continuing operations - diluted	1.20	(0.63)	(1.28)	(1.48)	(0.41)
Weighted average shares outstanding	31,192	19,149	9,737	9,227	8,982
OTHER FINANCIAL INFORMATION
Working capital	$138,503	$120,260	$74,924	$110,705	$89,174
Costs in excess of net assets of acquired Businesses	525,052	356,619	211,878	9,363	8,770
Total assets	1,280,871	948,606	709,217	342,531	315,314
Long-term debt	621,772	405,059	284,697	65,874	65,611
Long-term accrued liabilities	29,268	31,979	27,528	15,184	30,223
Stockholders' equity	271,812	238,168	148,150	168,853	140,865

          No cash dividends were paid on common shares for any period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Overview

           We are a leading provider of diversified, value-added services in the areas of consulting, engineering, construction, remediation, and facilities management. Through our diverse group of highly specialized companies, clients can take advantage of a single, fully integrated delivery system and our extensive expertise. We have a strong reputation for both the high quality of our work and the breadth of the services we provide.

           During 1999, in response to market conditions, we realigned our operating structure. We now operate seven principal business lines in a market/client focused structure, which comprise Government Services, Energy and Nuclear Operations (ENO), Commercial Engineering and Construction (CEC), Solid Waste, Consulting and Technology, Outsourced Services, and International. These business lines comprise four reportable segments of Engineering & Construction, Consulting & Technology, Outsourced Services, and International. Our results of operations are analyzed on this basis. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, ENO, CEC and Solid Waste business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence, strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, facility planning and management, maintenance and renovation. The International segment provides comprehensive environmental and infrastructure services to foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

           Our clients are federal, state and local governments in the U.S. and commercial businesses worldwide. We obtained 57% of our revenues for the twelve months ended December 31, 1999 from the federal government through more than 100 contracts that range in length from one to ten years. In addition, we serve 1,500 commercial clients on projects which range in length from one month to more than one year. For the twelve months ended December 31, 1999, our revenues were $1.3 billion. Approximately 86% of our backlog at December 31, 1999 was under federal government programs, and approximately 84% is expected to be charged to our clients on a cost-reimbursable basis. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog.

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

Acquisitions

           Since fiscal 1997, we made the following significant acquisitions to expand and diversify our business to meet our strategic objectives.

Date of Acquisition	Name	Location(s)	Business	Most Recent Fiscal Year Revenues Prior to Acquisition
				(In millions)

Feb. and June 1998	OHM Corporation	Over 30 regional offices	Diversified environmental and remediation firm providing a broad range of services for governmental and private sector clients.	$525
			Leading provider of operations, maintenance and construction outsourcing services

Dec. 1998	Groundwater Technology, Inc.	Over 30 offices in North America, Europe and Australia	Broad-based environmental services firm	$200

June 1999	EMCON	Over 20 offices in North America	Environmental engineering, design and construction focused on the solid waste industry	$151

April 1999	EFM Group	Over 10 offices in North America	Environmental remediation, program management and technical support for federal government and private sector clients	$106

March 1999	Roche Limited Consulting Group	Quebec City, Canada	Engineering and construction services to wastewater, paper, mining and transportation industries worldwide	$28

Change in Fiscal Year

           In June 1998, we changed our fiscal year-end from the last Friday in March to the last Friday in December of each year effective with the nine months ended December 25, 1998. Accordingly, the following discussions compare financial results for the full twelve month period ended December 31, 1999 with the nine-month period ended December 25, 1998, and also for the nine month period to the full twelve-month year ended March 27, 1998. Likewise, the financial results for the nine-month period ended December 25, 1998 include OHM's results for the entire nine-month period while the financial results for the twelve-month period ended March 27, 1998 include only one month of OHM financial results because we acquired 54% of OHM on February 25, 1998. Based on the significance of the OHM acquisition, we believe that the periods described above represent the most appropriate basis of comparison for analysis of our results of operations.

Twelve Months Ended December 31, 1999 Compared to Nine Months Ended December 25, 1998

Revenues and Gross Margin

           Company. Revenues for the twelve months ended December 31, 1999 were $1.3 billion, a 74% increase over the nine months ended December 25, 1998 of $757 million. This increase is due to the full twelve months operating results and the result of increases from the GTI, Roche, EFM and EMCON acquisitions.

           Our gross margin for the twelve months ended December 31, 1999 increased to 14.1% of revenues, compared to 12.0% for the nine months ended December 25, 1998. The increase in gross margins was due to a favorable mix of higher margin revenue, contract performance, and overhead efficiencies. Our ability to maintain or improve our gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued overhead cost controls.

           A significant percentage of our revenues continue to be earned from federal government contracts with various federal agencies. However, as a percentage of revenues, we have reduced our reliance on revenues earned from federal government contracts. Revenues from federal government contracts accounted for 57% of our consolidated revenues in the twelve months ended December 31, 1999 and 69% in the nine months ended December 25, 1998, reflecting a 12% revenue mix shift to the commercial sector. Although the percentage of revenues from federal government contracts decreased, the absolute dollar amount of federal government revenues increased to $743 million in the twelve months ended December 31, 1999 compared to $525 million in the nine months ended December 25, 1998. This increase in revenue dollars is attributable primarily to the full twelve month period, and also to the acquisition of EFM. Federal government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE).

           Engineering & Construction. Revenues from the Engineering & Construction segment increased $434 million, or 67%, to $1.1 billion in the twelve months ended December 31, 1999. This increase was due to the full twelve months of operating results for fiscal 1999 when compared to the prior nine month transition period, and also due to the acquisitions of GTI, EFM and EMCON. Our Engineering & Construction segment includes revenues from the DOD, DOE, other government agencies and commercial clients serviced by our Government Services, ENO, CEC and Solid Waste business lines. These business lines draw personnel, equipment and other project resource requirements from our national shared services organization.

           We expect to continue to earn a substantial portion of our Engineering & Construction segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. We anticipate our Engineering & Construction segment will experience limited growth as DOD spending is projected to remain at approximately 1999 levels. For our ENO business line, recent bidding results on new DOE contract awards have been impacted by significant competition, which will affect our DOE revenue growth from new awards in the near term. However, longer term we expect ENO revenue growth from commercial utility decontamination and decommissioning opportunities. In addition, we expect to increase our revenues from the DOE due to an expected transition by the DOE over the next several years to emphasize site closures, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD. Revenue growth from the commercial sector is expected to continue to be more directly related to the economy and to the desire on the part of our clients for strategic environmental services that provide an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory concerns. To address this trend in industry spending, we have undertaken a strategy of expanding through acquisitions our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations.

           For the twelve months ended December 31, 1999, revenues from Government Services increased $152 million, or 42%, to $512 million; ENO revenues, derived principally from the DOE, increased $38 million, or 43%, to $126 million; and commercial revenues increased $244 million, or 124%, to $440 million. The increases in revenues were partially attributable to the full twelve months of operating results in 1999 compared to the nine months ended December 25, 1998. The increase in Government Services revenues was also the result of the EFM acquisition. ENO revenues also increased due to the transition to the operations phase of a $122 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project (Fernald Project). Commercial revenues also increased due to the GTI, EFM and EMCON acquisitions.

           Our Engineering & Construction segment profit margin for the twelve months ended December 31, 1999 was $141 million, or 13.0% of segment revenues, compared to $71 million, or 11.1% of segment revenues for the nine months ended December 25, 1998. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. Government Services margins were 11.3% for the twelve months ended December 31, 1999 compared to 10.8% for the nine months ended December 25, 1998. ENO margins were 13.3% for 1999 compared to 11.1% for the nine months ended December 25, 1998. Commercial margins were 15.0% for 1999 compared to 11.6% for the nine months ended December 25, 1998. Improvements in margin percentages were primarily due to cost synergies and realized overhead efficiencies from the integration of the GTI, EFM and EMCON acquisitions, along with revenue mix and contract performance. We do not expect the overall improvement experienced in 1999 in Engineering & Construction segment profit margins to recur.

           Consulting & Technology. Revenues from our Consulting & Technology (C&T) segment increased $26 million, or 77%, to $59 million for the twelve months ended December 31, 1999. Most of the revenues in C&T are derived from commercial clients, and increased primarily due to the GTI and EMCON acquisitions, and also due to the full twelve months of operating results in 1999.

           Our C&T segment profit margin was $10 million, or 16.8% of segment revenues for the twelve months ended December 31, 1999, and $4 million, or 10.9% of segment revenues, for the nine months ended December 25, 1998. Within the C&T segment, the real estate restoration business completed transactions in 1999 which improved segment profit margins when compared to the prior period. The timing of transactions in real estate restoration is dependent on a number of factors, not all of them within our control, which can cause significant fluctuations in segment profit margins in the periods in which transactions close. Improved margins were also the result of overhead efficiency gains related to acquisitions.

           Outsourced Services. Revenues from Outsourced Services increased $44 million, or 62%, to $114 million for the twelve months ended December 31, 1999. Aside from increases due to the full twelve month period compared to the nine month transition period in the prior year, the increase is primarily attributable to increased contract volume at our Beneco subsidiary. Beneco specializes in program/construction management, general contracting services, design/build construction, facility planning and management, maintenance and renovation to the DOD as well as state and local government agencies. Segment revenues also increased due to our EFM acquisition which provides similar services for NASA and other government agencies. We expect segment revenue growth to continue based on strong levels of bidding opportunities and market growth.

           Our Outsourced Services segment profit margin for the twelve months ended December 31, 1999 was $11 million, or 9.5% of segment revenues, compared to $6 million, or 9.0% of segment revenues for the nine months ended December 25, 1998. Margins at our Beneco subsidiary decreased slightly due to a shift in contract mix to larger, longer term contracts that have lower overall profit margins. This margin decrease was more than offset by operating results from projects and capabilities obtained with the EFM acquisition. We expect to maintain our Outsourced Services segment profit margins at 1999 levels.

           International. International revenues were $63 million for the twelve months ended December 31, 1999 compared to $10 million for the nine months ended December 25, 1998, and increased primarily due to the acquisitions of GTI in December 1998 and Roche in March 1999. The GTI acquisition included approximately $80 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract.

           Our International segment profit margin was $4 million, or 6.5% of revenues for the twelve months ended December 31, 1999 compared to a segment loss of $0.3 million for the nine months ended December 25, 1998. This segment profit margin improvement is primarily due to the GTI and Roche acquisitions.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were 5.4% of revenues for the twelve months ended December 31, 1999 compared to 5.5% of revenues for the nine months ended December 25, 1998. Due to the seasonal nature of our business, SG&A expenses as a percentage of revenue are usually highest in the first calendar quarter of the year, which was excluded from the comparison with our nine month transition period ended December 25, 1998. On a calendar year comparison, 1998 SG&A expenses were 5.9% of revenues. This annual decrease from 1998 is primarily attributable to a decreasing proportion of fixed overhead costs in relation to an increasing revenue base.

           Selling, general and administrative expenses include goodwill amortization expense of $14.8 million for the twelve months ended December 31, 1999 and $7.0 million for the nine months ended December 25, 1998. The significant increase to goodwill amortization is primarily due to the GTI, Roche, EFM and EMCON acquisitions. Selling, general and administrative expenses (excluding goodwill) were 4.3% of revenues for the twelve months ended December 31, 1999 compared to 4.6% of revenues for the nine months ended December 25, 1998, and compared to 5.0% for the calendar twelve month period ended December 25, 1998. The decrease as a percentage of revenues for the periods noted is primarily attributable to a decreasing proportion of fixed overhead costs in relation to an increasing revenue base.

Special Charges

           There were no special charges for the twelve months ended December 31, 1999. We recorded $25.0 million of non-cash special charges for the nine months ended December 25, 1998, including $10.6 million (net of cash proceeds of $5.8 million) related to the sale of our investment in Quanterra, Incorporated and $14.4 million, related to the write-down of assets associated with the HTTS® business. All write downs were completed in the nine month transition period. A summary of the special charges incurred is outlined below:

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

           Hybrid Thermal Treatment System®. On May 27, 1998, our Board of Directors considered and approved the divestiture of the assets associated with our Hybrid Thermal Treatment System® (HTTS®) business. This resulted in a charge of $14.4 million representing the net book value of these assets less estimated salvage value.

Interest, Net

           Net interest expense was $54 million, or 4.1% of revenues for the twelve months ended December 31, 1999 compared to $25 million, or 3.3% of revenues for the nine months ended December 25, 1998. The increase in net interest expense is due principally to the April 9, 1999 issuance of $225 million, 11.25%, ten year senior subordinated notes which financed the Roche and EFM acquisitions and working capital requirements, and also due to financing the EMCON acquisition in June 1999 with our revolving credit facility.

Income Taxes

           For the twelve months ended December 31, 1999, the income tax provision was $22 million, reflecting an income tax rate of approximately 40.5% on income of $61 million and a $3 million benefit from a reduction in the deferred tax asset valuation allowance attributable to utilization of tax attributes previously reserved and certain fiscal 1999 changes in financial accounting and tax rules.

           For the nine months ended December 25, 1998, we reported a loss from continuing operations of $0.7 million and recorded an income tax charge of $9.7 million before adjusting for the special charge. We also provided a deferred tax asset valuation adjustment for a portion of the special charges and recognized a tax benefit of $3.0 million on the divestiture of the HTTS ® business (see "Special Charges"). The total net tax charge was $6.7 million. Our effective income tax rate from continuing operations for the nine months ended December 25, 1998 was more than the federal statutory rate primarily due to the valuation adjustment for the above charge and amortization of cost in excess of net assets of acquired businesses (see Notes to Consolidated Financial Statements—"Note 6. Income taxes").

           We will need to have approximately $320 million of future earnings to fully realize our deferred tax asset of $121 million (net of a valuation allowance of $57 million) at December 31, 1999, assuming a net 38% federal and state tax rate. We evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of our position in the industry, recent acquisitions and restructuring, and existing backlog, management expects that our future taxable income will more likely than not allow us to fully realize our recorded net deferred tax asset of $121 million. The increase in the net deferred tax asset is primarily due to acquisitions.

Dividends

           Our reported dividends for the twelve months ended December 31, 1999 were $6.4 million, and were $4.7 million for the nine months ended December 25, 1998. Our reported dividends for the nine months ended December 25, 1998 include imputed dividends on our 6% Convertible Preferred Stock of $0.9 million which are not payable in cash or stock. Commencing with November 21, 1998, our outstanding Convertible Preferred Stock is entitled to a 6% cumulative cash dividend payable quarterly. We reported cash dividends on our outstanding depositary shares each representing 1/100 of a share of our 7% cumulative convertible exchangeable preferred stock (the 7% Preferred Stock) of $3.6 million in the twelve months ended December 31, 1999 and $2.7 million in the nine months ended December 25, 1998. The $0.9 million increase in cash dividends between the December 31, 1999 and December 25, 1998 fiscal periods is due to the shortened 1998 nine month fiscal period.

Our dividends are summarized below:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998
	(In thousands)
7% Cumulative convertible exchangeable cash dividend	$3,592	$2,697
6% Cumulative convertible participating
—Cash dividend	2,768	213
—Imputed non-cash dividend	—	860
—In kind 3% stock dividend	—	894

Total	$6,360	$4,664

Nine Months Ended December 25, 1998 Compared to Twelve Months Ended March 27, 1998

Revenues and Gross Margin

           Company. Revenues for the nine months ended December 25, 1998 were $757 million, an increase of approximately 71%, when compared to the $442 million in revenues reported in the twelve months ended March 27, 1998. This increase is primarily attributable to higher revenues in the Engineering & Construction segment resulting from the OHM acquisition. Our gross margin for the nine months ended December 25, 1998 was 12.0%, slightly higher than the 11.6% gross margin reported in the twelve months ended March 27, 1998.

           Engineering & Construction. Revenues from the Engineering & Construction segment were $644 million for the nine months ended December 25, 1998 compared to $388 million for the twelve months ended March 27, 1998, an increase of approximately 66%. Our Engineering & Construction segment includes revenues from the Department of Defense (DOD), Department of Energy (DOE) and commercial clients serviced by our Government Services, Energy and Nuclear Operations (ENO), Commercial Engineering and Construction and Solid Waste business lines. Revenues from Government Services were $360 million in the nine months ended December 25, 1998 or $167 million greater than the $193 million of Government Services revenues in the twelve months ended March 27, 1998. ENO revenues of $88 million in the nine months ended December 25, 1998 were $46 million higher than the $42 million of ENO revenues reported in the twelve months ended March 27, 1998. Commercial revenues were $196 million in the nine months ended December 25, 1998 or $43 million higher than the $153 million of commercial revenues reported in the twelve months ended March 27, 1998.

           A substantial percentage of our revenues continue to be earned from federal governmental contracts. Revenues from federal governmental contracts accounted for 69% of our revenues in the nine months ended December 25, 1998 compared to 58% in the twelve months ended March 27, 1998. The increase in government revenues for the nine months ended December 25, 1998 both in absolute dollars and as a percentage of revenue is primarily attributable to the OHM acquisition. Federal governmental revenues are derived principally from work performed for the DOD and, to a lesser extent, the DOE and are thus included in our Engineering & Construction segment. We believe that we have begun to benefit from this transition by the DOE with the commencement in 1998 of a $122 million project to perform the excavation, pretreatment and drying of an estimated one million tons of materials for the DOE's Fernald Environmental Management Project. The increase in commercial revenues for the nine months ended December 25, 1998 is primarily attributable to the OHM acquisition.

          Our Engineering & Construction segment profit was $71 million for the nine months ended December 25, 1998, an increase of 78% when compared to the $40 million segment profit for the twelve months ended March 27, 1998. This increase is primarily attributable to the OHM acquisition. The Engineering & Construction segment profit was 11.1% of Engineering & Construction revenues for the nine months ended December 25, 1998 and 10.3% for the twelve months ended March 27, 1998.

           Consulting & Technology. Revenues from our Consulting & Technology (C&T) segment were $34 million for the nine months ended December 25, 1998 compared to $38 million reported during the twelve months ended March 27, 1998, a decrease of approximately 12%. Most of the revenues from C&T are derived from commercial clients. The increase in these revenues on an annualized basis is primarily due to four acquisitions of specialized companies during the twelve months ended March 27, 1998 as well as the GTI acquisition during the nine months ended December 25, 1998.

           Our C&T segment profit was $3.7 million for the nine months ended December 25, 1998, a decrease of 10% when compared to the $4.1 million segment profit reported in the twelve months ended March 27, 1998. The Consulting segment profit margin was 10.9% and 10.7% of revenues for the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. The annualized increase in absolute dollars, and as a percentage of revenue is primarily attributable to the acquisitions of JSC and GTI.

           Outsourced Services. Outsourced Services revenues were $70 million for the nine months ended December 25, 1998 compared to $7 million reported in the twelve months ended March 27, 1998. This increased revenue is almost entirely attributable to the OHM acquisition and the inclusion of its outsourcing operations in our results of operations for the nine months ended December 25, 1998, as opposed to the one month of results included in the twelve months ended March 27, 1998. Outsourced Services operations provide a range of project, program and construction management services to the DOD as well as state and local government agencies.

           Our Outsourced Services segment profit improved to $6.4 million for the nine months ended December 25, 1998, an increase of $5.9 million when compared to the $0.5 million segment profit reported in the twelve months ended March 27, 1998. This increase is also a result of the OHM acquisition.

           International. International revenues, primarily from our 50.1% investment in Chi Mei IT, a subsidiary operating in Taiwan, were $9.8 million for the nine months ended December 25, 1998 compared to $9.6 million for the twelve months ended March 27, 1998. The increase, on an annualized basis, is the result of Chi Mei's increased project volume and the GTI acquisition on December 3, 1998.

           Our International segment reported a loss of $0.3 million for both the nine months ended December 25, 1998 and the twelve months ended March 27, 1998. Our present method of reporting segment profit in 1999 included the effects of minority ownership interest in internally reported segment results, and also the revised allocation of indirect expenses. These reporting changes, which included restatement of prior periods, resulted in a reduced loss in the International segment for both the nine months ended December 25, 1998 and the twelve months ended March 27, 1998. Through the Chi Mei board of directors, we undertook to improve management oversight, project management skills and change order negotiation efforts. We believe these efforts will minimize future potential losses and provide the basis for profitable Chi Mei operations. The GTI acquisition increased the size of the International segment with operations primarily in Australia, the United Kingdom and Italy. The GTI acquisition included approximately $80.0 million of contract backlog for work to be performed for the U.S. Air Force Center for Environmental Excellence under a worldwide five-year indefinite delivery order cost-reimbursable contract.

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

Special Charges

           We recorded special charges of $25.0 million for the nine months ended December 25, 1998 compared to $14.2 million for the twelve months ended March 27, 1998. For the nine months ended December 25, 1998 we recorded a non-cash charge of $25.0 million, including $10.6 million (net of cash proceeds of $5.8 million) related to the sale of our investment in Quanterra, Incorporated and $14.4 million related to the write-down of assets associated with the HTTS® business. A summary of the special charges incurred during the nine months ended December 25, 1998 is outlined below:

Nine Months Ended December 25, 1998
	Cash/ Noncash	Special Charges	Activity	Reserve balance at 12/25/98
(In thousands)
Write-off of the Quanterra Investment	Noncash	$ (10,550)	$ 10,550	$ —
Write-down of the assets-Primarily the Hybrid Thermal Treatment System®	Noncash	(14,421)	14,421	—

Total		$ (24,971)	$ 24,971	$ —

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

           Hybrid Thermal Treatment System®. On May 27, 1998, our Board of Directors considered and approved the divestiture of the assets associated with our Hybrid Thermal Treatment System® (HTTS®) business. This resulted in a charge of $14.4 million representing the net book value of these assets less estimated salvage value.

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

	Twelve Months Ended March 27, 1998
	Cash/ Noncash	Special Charges	Activity	Reserve balance at 12/25/98
		(In thousands)
Integration costs-OHM acquisition
Severance	Cash	$(2,197)	$2,197	—
Duplicative offices/assets	Cash	(2,478)	1,226	$(1,252)
Other	Cash	(1,019)	1,019	—

Claim Settlement
Helen Kramer	Noncash	(3,943)	3,943	—

Relocation of Corporate Headquarters
Severance and relocation	Cash	(1,743)	1,743	—
Duplicative offices/assets	Cash	(710)	710	—
Other	Cash	(358)	358	—

Sale of remediation business	Noncash	(1,800)	1,800	—

Total		$(14,248)	$12,996	$(1,252)

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

           Relocation of Corporate Headquarters and Sale of Remediation Business. The special charges that occurred in the first quarter of the twelve months ended March 27, 1998 resulted from the relocation of our corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania and the sale of our California based small project remediation services business. The headquarters relocation consolidated the corporate overhead functions with our largest operations office. As a result of this relocation, we incurred a pre-tax charge of $2.8 million. The relocation charge included $0.8 million of costs for severance, $0.9 million of costs for the relocation of some employees, $0.7 million of costs related to the closure of the offices in Torrance, California and $0.4 million of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of December 25, 1998, these amounts have been paid. In May 1997, we incurred a non-cash pre-tax charge of $1.8 million to sell our California based small projects remediation services business.

Interest, Net

           Net interest expense was $24.9 million, or 3.3% of revenues for the nine months ended December 25, 1998 and $8.0 million, or 1.8% for the twelve months ended March 27, 1998. The increase in interest expense is primarily attributable to the credit facilities used in the OHM acquisition (see Notes to Consolidated Financial Statements—Note 5. "Long-term debt ").

Income Taxes

           For the nine months ended December 25, 1998, we reported a loss from continuing operations of $0.7 million and recorded an income tax charge of $9.7 million before adjusting for the special charge. We also provided a deferred tax asset valuation adjustment for a portion of the special charges and recognized a tax benefit of $3.0 million on the divestiture of the HTTS ® business (see "Special Charges"). The total net tax charge is $6.7 million. Our effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the valuation adjustment for the above charge and amortization of cost in excess of net assets of acquired businesses (see Notes to Consolidated Financial Statements —Note 6. "Income taxes").

           For the twelve months ended March 27, 1998, we reported a loss from continuing operations before income taxes and an extraordinary item of $2.2 million and recorded an income tax charge of $4.2 million after adjusting for the special charge and a $2.3 million deferred tax asset valuation adjustment prior to the acquisition of OHM. We also recognized a tax benefit of $3.5 million on an extraordinary charge for the early extinguishment of debt and a $3.0 million benefit for a loss from disposition of a discontinued operation. The total net tax benefit is $2.4 million. Our effective income tax rate from continuing operations is more than the federal statutory rate primarily due to the above charge, state income taxes and nondeductible expenses (see Notes to Consolidated Financial Statements —Note 6. "Income taxes").

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

           Our dividends are summarized below:

	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
7% Cumulative convertible exchangeable cash dividend	$2,697	$3,595
6% Cumulative convertible participating
—Cash dividend	213	—
—Imputed non-cash dividend	860	2,105
—In kind 3% stock dividend	894	467

Total	$4,664	$6,167

Acquisition of Businesses

           Through our growth strategy, we have acquired nine significant businesses since fiscal 1997. These businesses had aggregate revenues of $1 billion in their fiscal year prior to acquisition. In connection with these acquisitions, as of December 31, 1999, we have intangible assets of $525 million of cost in excess of net assets of acquired businesses, which represents 41% of our total assets and 193% of our stockholders' equity. We believe that our acquisition strategy provides future benefits for an indefinite period, and we amortize the cost in excess of net assets of acquired businesses over 20 to 40 year periods.

Discontinued Operations

           At December 31, 1999, our consolidated balance sheet included accrued liabilities of $14 million for closure costs, insurance program costs and the PRP matters net of anticipated insurance settlement proceeds. In the twelve months ended December 31, 1999, we renegotiated our financial assurance requirements on closure and thirty year post-closure obligations with the California EPA Department of Toxic Substances Control (DTSC) to enable the use of a performance bond to replace restricted trust fund assets, and we also purchased environmental insurance which provides for our reimbursement of post-closure costs up to the insurance policy limits, which are in excess of our current estimates for post-closure costs, during the policy's thirty one year term. As a result of obtaining the performance bond and the insurance, in October 1999 we obtained the release of the trust fund assets and received cash of $15 million which had previously provided financial assurance to the DTSC. For further information regarding our discontinued operations, see Notes to Consolidated Financial Statements —Note 14. "Discontinued operations."

THE IT GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital increased $38 million or 32% to $158 million at December 31, 1999 from $120 million at December 25, 1998 as a result of the acquisitions of EFM and EMCON. The current ratio was 1.44:1 at both dates.

           Cash provided by operating activities for the twelve months ended December 31, 1999 totaled $47 million compared to $15 million of cash used for operating activities for the nine months ended December 25, 1998. This $62 million increase in positive cash flow is principally due to improved operating results in 1999, and is also due to a $17 million net change in discontinued operations cash flow as a result of the 1999 release of previously restricted trust fund assets of discontinued operations (see Notes to Consolidated Financial Statements—Note 14. ''Discontinued operations"). We expect our discontinued operations cash usage for the twelve months ended December 29, 2000 to be approximately $8 million.

           Capital expenditures were $22 million, $7 million and $5 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. Capital expenditures for the twelve months ended December 31, 1999 were $15 million higher than the nine months ended December 25, 1998 due primarily to acquisition related computer system and communication requirements. We expect capital expenditures to be approximately $15 million in fiscal year 2000 primarily to undertake a series of information technology enhancements designed to increase productivity and commercialize our Web-based environmental health and safety services.

           Cash used for the acquisition of businesses, net of cash acquired was $209 million and $101 million for the twelve months ended December 31, 1999 and the nine months ended December 25, 1998, respectively. In 1999, we acquired Roche for $10 million, EFM for $74 million and EMCON for $62 million, which collectively represented $146 million in initial acquisition costs. Additionally, we paid acquisition related liabilities including employee severance, relocation and facility closure costs of $27 million, acquisition transaction costs of $13 million, pre-acquisition liabilities of acquired companies of $12 million, and contingent consideration of $11 million relating to previously acquired businesses. The nine months ended December 25, 1998 included $35 million as part of the consideration to acquire the balance of OHM, $69 million for the acquisition of GTI (or $40 million net of $29 million in cash acquired), and $20 million for acquisition-related liabilities. Total potential future contingent payments range from a low of $2 million to a maximum of approximately $16 million through 2001, and are payable primarily in cash.

           We do not expect to pay significant cash income taxes over the next several years due to our net operating loss carryforwards. (See Notes to Consolidated Financial Statements—Note 6. "Income taxes" and "Management's Discussion and Analysis of Results of Operations and Financial Condition—Income Taxes".)

           Long-term debt of $622 million at December 31, 1999 increased from $405 million at December 25, 1998 primarily due to the issuance of $225 million in ten year senior subordinated notes (Senior Notes), which were used for the acquisitions of EFM and Roche, and to refinance our existing indebtedness. Long-term debt also increased due to borrowings under the revolving credit facility to finance the EMCON acquisition, See Notes to Consolidated Financial Statements—Note 2. "Business Acquisitions ". Our ratio of total debt, including current portion, to equity was 2.38:1 at December 31, 1999, 1.77:1 at December 25, 1998 and 2.03:1 at March 27, 1998. The Senior Notes have a 11.25% fixed rate of interest payable semiannually in cash commencing October 1999. There are no mandatory sinking fund payments, and the Senior Notes have a stated maturity of April 2009. The Senior Notes are general unsecured obligations, subordinated to our credit facilities (see Senior Notes to Consolidated Financial Statements —Note 5. "Long-term debt") and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise.

           Due to conditions existent in the long-term credit markets during the second half of 1999, we utilized our revolving credit facility to finance the acquisition of EMCON. As a result of the utilization of funds for acquisition purposes and working capital requirements of the seasonal aspects of our business, we had limited average availability under our revolving credit facilities. On March 8, 2000, we obtained from our lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1 million and four quarterly payments of $22 million commencing in September 2006 through June 2007 (see Notes to Consolidated Financial Statements —Note 16. "Subsequent events").

The Term C loan net proceeds of approximately $97 million were used to pay down outstanding borrowings under the revolving credit facility portion of the credit facilities without reducing availability under the revolving portion of the credit facility, which will be used to support seasonal business pattern working capital requirements and growth from our prior acquisitions.

           Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities including the $100 million increase funded on March 8, 2000 will be adequate to meet our future liquidity needs, excluding major acquisitions, for the next twelve months. We continue to have significant cash requirements including the service of our substantial indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements. We are continuing with our ongoing efforts to identify acquisition candidates and simultaneously the capital sources which will be required to complete any major acquisition transaction.

Backlog

           Our total funded and unfunded backlog at December 31, 1999 was $4.3 billion, including $0.6 billion relating to our share of joint venture backlog. At December 25, 1998 our backlog was approximately $3.5 billion. The increase in backlog was primarily attributable to our EFM acquisition. Our backlog at December 31, 1999 includes approximately $1.2 billion of funded backlog, of which $0.9 billion is expected to be completed during 2000, and $0.3 billion of unfunded project work expected to be defined and performed during 2000 under existing indefinite delivery order contracts. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog at both December 31, 1999 and December 25, 1998 includes $3.1 billion and $2.7 billion, respectively, of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer. The composition of our backlog at December 31, 1999 expected to be charged to our clients on a cost-reimbursable basis is approximately 84%. Additionally, many of our commercial contracts automatically renew annually and are not part of our backlog. The predictability and stability of our backlog permits us to manage our fixed costs appropriately, minimize our overhead and bid selectively on new work.

           Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Notes to Consolidated Financial Statements—Note 1. "Summary of significant accounting policies—Contract accounting and accounts receivable").

Year 2000

           We completed our Year 2000 readiness plan in the fourth quarter of 1999. Through March 2000, we have experienced no Year 2000 problems. The total cost expended in the Year 2000 readiness plan was approximately $6 million. Certain portions of these expenditures included the replacement of systems at acquired companies, which were capitalized in accordance with our normal policies.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk.

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

           At December 31, 1999, we had fixed-rate debt totaling $265 million in principal amount and having a fair value of $254 million. These instruments are fixed rate and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease to approximately $240 million if interest rates were to increase by 10% from their levels at December 31, 1999. At December 25, 1998, we had fixed rate debt totaling $45 million which had a fair value of $41 million, which would have decreased to $40 million had interest rates increased 10% from their December 25, 1998 levels.

           At December 31, 1999, we had floating-rate long-term debt totaling $363 million in principal amount and having a fair value of $363 million. These borrowings are under our Bank Credit Facilities (see Notes to Consolidated Financial Statements—Note 5, "Long-term debt"). We have entered into a swap agreement with a notional amount of $126 million as required by our credit facilities and to reduce our exposure to adverse fluctuations in interest rates relating to this debt. The swap converts the $126 million notional amount from floating rate to fixed rate debt, and at December 31, 1999 has a mark-to-market benefit to us of $1.2 million. We have not entered into any other derivative financial instruments for trading purposes. If floating rates were to increase by 10% from December 31, 1999 levels, we would incur additional interest expense of approximately $1.8 million.

FORWARD LOOKING STATEMENTS

           Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe, " "estimate," "expect," "project," "imply," "intend," "foresee," and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the "Business" section of this report and the following:

•	changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

•	bidding opportunities and success,

•	project results, including success in pursuing claims and change orders,

•	management of our cash resources, particularly in light of our substantial leverage,

•	the constraints placed on our operations, acquisitions and working capital by the terms of our debt agreements,

•	funding of backlog,

•	matters affecting contracting and engineering businesses generally, such as the seasonality of work and the impact of weather and clients' timing of projects,

•	our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

•	the ultimate closure costs and post-closure costs of our discontinued operations,

•	the success of our acquisition strategy, including the effects of the integration of recent acquisitions and any future acquisitions and achievement of expected cost savings and other synergies therefrom, and

•	industry-wide market factors and other general economic and business conditions.

           Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999, THE NINE
MONTHS ENDED DECEMBER 25, 1998 AND THE TWELVE MONTHS ENDED MARCH 27,
1998

Consolidated Financial Statements.

Page
Report of Ernst & Young LLP, Independent Auditors	33
Consolidated Balance Sheets—December 31, 1999 and December 25, 1998	34
Consolidated Statements of Operations—Year Ended December 31, 1999, Nine
Months Ended December 25, 1998 and Year Ended March 27, 1998	35
Consolidated Statements of Stockholders' Equity—Year Ended December 31, 1999,
Nine Months Ended December 25, 1998 and Year Ended March 27, 1998	36
Consolidated Statements of Cash Flows—Year Ended December 31, 1999,
Nine Months Ended December 25, 1998 and Year Ended March 27, 1998	37
Notes to Consolidated Financial Statements	38

Financial Statement Schedule.

II. Valuation and qualifying accounts	75

           Schedules not filed herewith are omitted because of the absence in all material respects of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors
The IT Group, Inc.

           We have audited the accompanying consolidated balance sheets of The IT Group, Inc. as of December 31, 1999 and December 25, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, the nine months ended December 25, 1998 and the year ended March 27, 1998. Our audits also included the financial statement schedule listed in the index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The IT Group, Inc. at December 31, 1999 and December 25, 1998 and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, the nine months ended December 25, 1998 and the year ended March 27, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 18, 2000, except for Note 16, as to
which the date is March 8, 2000

THE IT GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31, 1999	December 25, 1998
ASSETS
Current assets:
Cash and cash equivalents	$ 29,529	$ 21,265
Accounts receivable, less allowance for doubtful accounts of $18,023 and $18,958, respectively	427,427	338,589
Prepaid expenses and other current assets	30,664	17,308
Deferred income taxes	26,336	15,919

Total current assets	513,956	393,081
Property, plant and equipment, at cost:
Land, buildings and improvements	15,601	17,238
Machinery and equipment	104,019	81,763

	119,620	99,001
Less accumulated depreciation and amortization	54,769	51,331

Net property, plant and equipment	64,851	47,670
Cost in excess of net assets of acquired businesses	525,052	356,619
Other assets	41,830	17,469
Deferred income taxes	95,134	93,719
Long-term assets of discontinued operations	40,048	40,048

Total assets	$ 1,280,871	$ 948,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 206,068	$ 150,912
Accrued wages and related liabilities	43,296	44,929
Billings in excess of revenues	17,614	8,219
Other accrued liabilities	65,435	51,158
Short-term debt, including current portion of long-term debt	24,040	17,603

Total current liabilities	356,453	272,821
Long-term debt	621,772	405,059
Other long-term accrued liabilities	29,268	31,979
Minority interest	1,566	579
Commitments and contingencies
Stockholders' equity:
Preferred stock, $100 par value; 180,000 shares authorized
7% cumulative convertible exchangeable, 20,556 issued and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized; 22,830,909 and 22,675,917 shares issued, respectively	228	227
Treasury stock at cost, 61,222 and 47,484 shares, respectively	(946)	(74)
Additional paid-in capital	350,627	348,794
Deficit	(84,666)	(116,984)
Accumulated other comprehensive income (deficit)	(96)	(460)

Total stockholders' equity	271,812	238,168

Total liabilities and stockholders' equity	$ 1,280,871	$ 948,606

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998

Revenues	$1,314,251	$757,435	$442,216
Cost and expenses:
Cost of revenues	1,128,393	666,474	391,126
Selling, general and administrative expenses	71,141	41,828	31,774
Special charges	—	24,971	14,248

Operating income	114,717	24,162	5,068
Other income, net	—	—	716
Interest, net	54,115	24,895	7,969

Income (loss) from continuing operations before income taxes	60,602	(733)	(2,185)
Provision for income taxes	21,924	6,694	4,175

Income (loss) from continuing operations	38,678	(7,427)	(6,360)
Discontinued operations—closure costs (net of $3,040 income tax benefit)	—	—	4,960

Income (loss) before extraordinary item	38,678	(7,427)	(11,320)
Extraordinary item—early extinguishment of debt (net of $3,497 income tax benefit)	—	—	5,706

Net income (loss)	38,678	(7,427)	(17,026)
Less preferred stock dividends	(6,360)	(4,664)	(6,167)

Net income (loss) applicable to common stock	$ 32,318	$(12,091)	$(23,193)

Net income (loss) per share basic:
Continuing operations (net of preferred stock dividends)	$ 1.42	$ (0.63)	$ (1.28)
Discontinued operations	—	—	(0.51)
Extraordinary item—early extinguishment of debt	—	—	(0.59)

	$ 1.42	$ (0.63)	$ (2.38)

Net income (loss) per share diluted:	$ 1.20	$ (0.63)	$ (2.38)

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Twelve Months Ended December 31, 1999,
the Nine Months Ended December 25, 1998,
and the Twelve Months Ended March 27, 1998
(In thousands)

	7% cumulative convertible exchangeable preferred stock	6% cumulative convertible participating preferred stock	Common stock	Treasury stock	Additional paid-in capital	Deficit	Accumulated Other Comprehensive Income (Deficit)	Totals
Balance at March 28, 1997	$ 2,056	$ 4,204	$ 97	$ (74)	$ 244,287	$ (81,700)	$ (17)	$168,853
Comprehensive income:
Net loss	—	—	—	—	—	(17,026)	—	(17,026)
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	(151)	(151)

Comprehensive loss								(17,177)

Restricted stock	—	—	—	—	223	—	—	223
Dividends on preferred stock	—	247	—	—	2,232	(6,167)	—	(3,688)
Stock options exercised	—	—	—	—	(61)	—	—	(61)

Balance at March 27, 1998	2,056	4,451	97	(74)	246,681	(104,893)	(168)	148,150
Comprehensive income:
Net loss	—	—	—	—	—	(7,427)	—	(7,427)
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	(292)	(292)

Comprehensive loss								(7,719)

Restricted stock	—	—	—	—	38	—	—	38
Dividends on preferred stock	—	158	—	—	1,421	(4,664)	—	(3,085)
IT shares issued in exchange for OHM stock, net of stock issue costs	—	—	130	—	100,654	—	—	100,784

Balance at December 25, 1998	2,056	4,609	227	(74)	348,794	(116,984)	(460)	238,168
Comprehensive income:
Net income	—	—	—	—	—	38,678	—	38,678
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	364	364

Comprehensive income								39,042

Dividends on preferred stock	—	—	—	—	—	(6,360)	—	(6,360)
Restricted stock, net	—	—	—	(659)	(207)	—	—	(866)
Stock options exercised	—	—	1	(754)	1,854	—	—	1,101
Shares issued in business combinations and other items	—	—	—	541	186	—	—	727

Balance at December 31, 1999	$ 2,056	$ 4,609	$228	$(946)	$350,627	$ (84,666)	$(96)	$271,812

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
Cash flows from operating activities:
Net income (loss)	$38,678	$(7,427)	$(17,026)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Net loss from discontinued operations	—	—	4,960
Extraordinary charge for early retirement of debt	—	—	3,640
Depreciation and amortization	30,369	20,094	13,158
Non-recurring special charges	—	24,971	5,743
Deferred income taxes	18,924	6,187	678
Other	2,662	13	(980)
Changes in operating assets and liabilities providing (using) cash, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(75,771)	(88,612)	386
Prepaid expenses and other current assets	(10,577)	(364)	(717)
Accounts payable	41,669	65,359	(7,687)
Accrued wages and related liabilities	(13,864)	(14,825)	(4,471)
Billings in excess of revenues	6,121	4,496	(4,634)
Other accrued liabilities	4,257	(10,252)	1,591
Other long-term accrued liabilities	(1,211)	(3,126)	733
Discontinued operations	5,796	(11,069)	(14,914)

Net cash provided by (used for) operating activities	47,053	(14,555)	(19,540)
Cash flows from investing activities:
Capital expenditures	(21,762)	(6,860)	(4,766)
Proceeds from sale of equity interest in Quanterra	—	5,750	—
Proceeds from disposition of business	—	—	2,800
Acquisition of businesses, net of cash acquired	(208,860)	(101,270)	(163,189)
Other, net	(1,101)	1,003	(4,896)

Net cash used by investing activities	(231,723)	(101,377)	(170,051)
Cash flows from financing activities:
Financing costs	(8,612)	(6,179)	(4,113)
Repayments of long-term borrowings	(316,952)	(409,690)	(68,666)
Long-term borrowings	525,575	531,015	210,940
Dividends paid on preferred stock	(7,258)	(2,714)	(2,702)
Issuances of common stock, net	181	—	—

Net cash provided by financing activities	192,934	112,432	135,459

Net increase (decrease) in cash and cash equivalents	8,264	(3,500)	(54,132)
Cash and cash equivalents at beginning of period	21,265	24,765	78,897

Cash and cash equivalents at end of period	$29,529	$21,265	$24,765

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Basis of presentation and principles of consolidation

          The consolidated financial statements include The IT Group, Inc. (IT or the Company) and its wholly-owned and majority-owned subsidiaries. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Intercompany transactions are eliminated.

          On June 9, 1998, the Board of Directors of IT approved a change in fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period is IT's Annual Report on Form 10-K for the nine months ended December 25, 1998.

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

Recent Accounting Pronouncements

          In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company intends to adopt FASB Statement No. 133 in the first fiscal quarter of the year 2001, although earlier adoption is permitted. The statement requires the swap agreements, used by the Company to manage the interest rate risks associated with the variable nature of the Company's Credit Facilities, to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the effect of market volatility on interest rates will have a material effect on earnings for the existing contracts including anticipated modifications.

Transition Period

           The Company elected to change its fiscal year-end from the last Friday in March to the last Friday in December effective for the nine months ended December 25, 1998. Comparative information for the twelve months ended December 25, 1998, and December 26, 1997 is as follows:

	Twelve Months Ended
	December 31, 1999	December 25, 1998	December 26, 1997
		(unaudited)	(unaudited)
	(In thousands, except per share data)

Revenues	$ 1,314,251	$ 893,473	$ 401,890
Cost of revenues	1,128,393	785,312	355,787

Gross profit	185,858	108,161	46,103
Selling, general and administrative expenses	71,141	52,420	29,274
Special charges	—	30,665	8,554

Operating income	114,717	25,076	8,275
Interest, net	54,115	29,478	4,541

Income (loss) from continuing operations before income taxes	60,602	(4,402)	3,734
Provision for income taxes	21,924	6,553	5,283

Income (loss) from continuing operations	$ 38,678	$ (10,955)	$ (1,549)

Diluted income (loss) per common share from continuing operations	$ 1.20	$ (0.65)	$ (0.16)

Cash equivalents

          Cash equivalents include highly liquid investments with an original maturity of three months or less.

Contract accounting and accounts receivable

          The Company primarily derives its revenues from providing diversified, value-added services in the areas of consulting, engineering and construction, facilities management, and remediation services in the United States, principally to federal, state and local governmental entities, large industrial companies, utilities and waste generators. Services are performed under time-and-material, cost-reimbursement, fixed-price and unit-bid contracts. The majority of the Company's contracts are generally completed within 2 years.

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

          Included in accounts receivable, net of allowance for doubtful accounts at December 31, 1999 are billed receivables, unbilled receivables and retention in the amounts of $345 million, $67 million and $15 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 31, 1999 were $171 million, $47 million and $4 million, respectively. At December 25, 1998, billed receivables, unbilled receivables and retention were $269 million, $61 million and $9 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 25, 1998 were $146 million, $38 million and $2 million, respectively.

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

          Included in accounts receivable at December 31, 1999 is approximately $37 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Note 8. "Contingencies"). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

          The Company performs periodic evaluations of its clients' financial condition and generally does not require collateral. At December 31, 1999, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

Property, plant and equipment

          The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings — 20 to 30 years, land improvements — 3 to 20 years, and machinery and equipment — 3 to 10 years including salvage value. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease.

Interest

          Interest incurred was $56 million, $26 million and $11 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998, and the twelve months ended March 27, 1998, respectively.

           Interest income is principally earned on the Company's investments in cash equivalents and was $1.8 million, $1.0 million and $2.8 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998, and the twelve months ended March 27, 1998, respectively.

Intangible assets

          Cost in excess of net assets of acquired businesses is amortized over 20 to 40 years on a straight-line basis. At December 31, 1999 and December 25, 1998, accumulated amortization is $31 million and $17 million, respectively. On an ongoing basis, when there are indicators of impairment such as recurring operating losses, the Company periodically evaluates the recoverability of intangibles resulting from business acquisitions. When indicators exist, the Company compares the carrying value of intangibles and other long-lived assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the unamortized intangibles. If the undiscounted cash flows are less than the carrying value of the these assets, the cash flows will be discounted to fair value and the long-lived assets will be reduced to that amount. There has been no impairment in the twelve months ended December 31, 1999, the nine months ended December 25, 1998, or the twelve months ended March 27, 1998. Other intangibles, arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years.

Stock-based compensation

          The Company grants stock options for a fixed number of shares to employees and members of the Board of Directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and the related interpretations. The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) is disclosed in Note 10. "Stock incentive plans-Compensation cost".

Changes in Presentation of Comparative Financial Statements

          Certain amounts in the December 25, 1998 financial statements were reclassified to conform with the presentation in the current period.

Risks and uncertainties

          The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment. The Company is subject to regulation by applicable federal, state and local agencies. All facets of the Company's business are conducted in the context of a complex statutory, regulatory and governmental enforcement framework. The Company's operations must satisfy stringent laws and regulations, and noncompliance could result in fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liability to clients and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. Future changes in regulations may have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

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

          The Company's revenue from U. S. governmental agencies accounted for 57%, 69%, and 58% of revenue for the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by any federal budget reductions.

          In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. (See Note 2. "Business Acquisitions" and Note 8. "Commitments and contingencies").

Fair value of financial instruments

          The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

  Cash and cash equivalents: The carrying amount reported in the balance sheet approximates its fair value.

          Long and short-term debt: The fair value of the 11.25% senior subordinated notes and the 8% convertible subordinated debentures was based on quoted market prices at the applicable dates presented. The carrying amount of the credit agreement and other debt approximates its fair value.

          The carrying amounts and estimated fair values of the Company's financial instruments are:

	December 31, 1999		December 25, 1998
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Cash and cash equivalents	$ 29,529	$ 29,529	$ 21,265	$ 21,265
Long and short-term debt:
Credit agreement debt:
Revolver borrowings outstanding	142,000	142,000	143,000	143,000
Term Loan	221,250	221,250	225,750	225,750
11.25% Senior Subordinated Notes — Due April 1, 2009	225,000	218,250	—	—
8% Convertible Subordinated Debentures — Due October 1, 2006	40,248	35,921	44,548	40,650
Other	17,314	17,314	9,364	9,364

2. Business Acquisitions:

       EMCON

           On June 15, 1999, the Company acquired all of the outstanding capital stock of EMCON, Inc. (EMCON) for approximately $62 million plus $2 million in transaction costs. EMCON, based in San Mateo, California, was an environmental consulting, engineering, design, construction and related outsourced services firm serving primarily the private sector with a focus on the solid waste service market. For the twelve months ended December 31, 1998, EMCON had revenues of $151 million.

          The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $43 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty five years. The EMCON purchase price allocation is preliminary and is based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

          The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$ 44,601
Property and equipment	11,749
Cost in excess of net assets of acquired businesses	43,467
Other long term assets	16,508
Current liabilities	39,989
Long term liabilities, primarily debt	12,225

          As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $15 million for the estimated EMCON severance, office closure and lease termination costs of which $6 million has been paid through December 31, 1999. The balance of these costs will principally be paid over the next three years.

    EFM Group

          On April 9, 1999, the Company acquired specified assets of EFM Group (EFM) from ICF Kaiser International, Inc. (Kaiser) for $82 million, representing $74 million in cash net of $8 million of working capital retained by Kaiser. EFM provides environmental remediation, program management and technical support for United States Government agencies including the Department of Defense, National Aeronautics and Space Administration and the Department of Energy, as well as private sector environmental clients. EFM had revenues of approximately $106 million for the calendar year ended December 31, 1998.

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The EFM net assets acquired were $2 million. The excess of the purchase price over the adjusted fair value of assets acquired and liabilities assumed of $89 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty five years. The EFM purchase price allocation is preliminary and is based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

          As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $5 million for the estimated EFM severance, office closure and lease termination costs of which $4 million has been paid through December 31, 1999. The balance will be paid over the next two years.

   Roche

          On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10 million plus $0.5 million in transaction costs, and potential future earnout payments ranging from zero to $9 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenues of approximately $28 million for the year ended December 31, 1998.

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $5 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years. The Roche purchase price allocation is preliminary and is based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

          The estimated fair value of the assets acquired and liabilities assumed of Roche, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$ 12,287
Property and equipment	1,711
Cost in excess of net assets of acquired businesses	5,160
Other long term assets	3,616
Current liabilities	11,439
Long term liabilities, primarily debt	664

Groundwater Technology, Inc.

          On December 3, 1998, the Company acquired the outstanding common stock of Groundwater Technology, Inc. (GTI), an environmental consulting, engineering and construction management services company. GTI operates mainly throughout the United States with minor foreign operations. Total consideration amounted to $69 million plus approximately $2 million in transaction costs. This transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $29 million has been finalized at December 31, 1999, and is primarily classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years.

           The estimated fair value of the assets acquired and liabilities assumed of GTI are as follows:

Description	Amount
(In thousands)
Current assets	$ 87,014
Property and equipment	1,668
Intangibles, primarily cost in excess of net assets of acquired businesses	28,950
Other long term assets	10,819
Current liabilities	56,676

          As a result of the merger with GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $15 million for the estimated GTI severance, office closure costs and lease termination costs of which $10 million has been paid through December 31, 1999. The balance will be paid primarily over the next twelve months.

OHM Acquisition

          In January 1998, the Company entered into a merger agreement to acquire OHM Corporation (OHM), an environmental and hazardous waste remediation company servicing primarily industrial, federal government and local government agencies located primarily in the United States. The transaction was effected through a two-step process for a total purchase price of $303 million consisting of (a) the acquisition of 54% of the total outstanding shares through a cash tender offer, which was consummated on February 25, 1998, at $11.50 per share for 13.9 million shares of OHM common stock, for a total consideration of $160 million plus $4 million in acquisition costs and (b) the acquisition on June 11, 1998 of the remaining 46% of the total outstanding shares through the exchange of 12.9 million shares of Company common stock valued at $8.04 per share, or $104 million and payment of $31 million plus $4 million in acquisition costs.

           This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the December 25, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $346 million is classified as cost in excess of net assets of acquired businesses with amortization over forty years.

          The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:

Description	Amount
(In thousands)
Current assets	$105,096
Property and equipment	18,344
Cost in excess of net assets of acquired businesses	346,299
Other long term assets	78,229
Current liabilities	136,558
Long term liabilities, primarily debt	107,924

           As a result of the merger with OHM (the OHM Merger), the Company adopted a plan and has commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $20 million for the estimated OHM severance, office closure costs and lease termination costs of which $17 million has been paid through December 31, 1999. The balance is anticipated to be paid over the next seven years.

Pro Forma Effects of Acquisitions

          The following unaudited pro forma condensed statements of operations gives effect to the OHM, GTI, Roche, EFM and EMCON acquisitions as if the acquisitions occurred on March 27, 1998. Basic and diluted income (loss) per share has been calculated utilizing the basic and diluted weighted average of IT shares outstanding during the periods adjusted for approximately 12.9 million shares of common stock issued June 11, 1998 for the OHM acquisition assuming the 12.9 million shares were outstanding as of the beginning of the periods presented.

	Twelve Months Ended December 31, 1999 Pro Forma	Nine Months Ended December 25, 1998 Pro Forma
	(In thousands, except per share data)
Revenues	$1,405,915	$1,123,952
Income (loss) from continuing operations before extraordinary item	55,412	(14,845)
Net income (loss)	35,245	(16,026)
Net income (loss) applicable to common stock	28,885	(20,690)
Income (loss) per share:
Basic	1.27	(0.91)
Diluted	1.08	(0.91)

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the OHM, GTI, Roche, EFM and EMCON mergers had taken place at the date and on the basis assumed above.

Other Acquisitions

          The Company acquired certain other businesses during the twelve months ended December 31, 1999, and during the twelve months ended March 27, 1998 for aggregate consideration of $2 million and $12 million, respectively. In accordance with APB Opinion No. 16, these acquisitions were accounted for using the purchase method and in the aggregate were not material to require disclosure of pro forma financial information. These acquisition agreements, the Roche acquisition agreement and the Beneco acquisition by OHM included potential contingent payments. The Company paid $10.6 million under certain of these agreements in the twelve months ending December 31, 1999, which included $10.3 million of cash and $0.3 million of stock. Potential future contingent payments relating to acquisitions as of December 31, 1999 range from a low of $2 million to a maximum of approximately $16 million through 2001, and are payable primarily in cash.

Business Acquisition accruals

For the acquisitions of OHM, GTI, EFM and EMCON, the following table summarizes the activity of acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations for the twelve months ended December 31, 1999

Twelve Months Ended December 31, 1999 (in thousands)
	Reserve balance at 12/25/98	Accruals	Payments	Reserve balance at 12/31/99

Severance	$ 2,600	$ 10,282	$ (7,868)	$ 5,014
Office closure, lease termination and other	13,308	18,868	(19,238)	12,938

Total	$ 15,908	$ 29,150	$ (27,106)	$ 17,952

3.   Consolidated statements of cash flows supplemental disclosures:

          Supplemental cash flow information is:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
Interest paid, net of amounts capitalized	$ 46,993	$ 24,634	$ 11,060
Interest received	729	1,008	2,652
Income taxes paid	1,945	335	770
Income tax refunds received	196	—	3
Acquisition liabilities assumed	90,436	66,050	218,440
Stock issued in connection with acquisitions	278	103,810	—

4.   Special Charges:

          Nine Months Ended December 25, 1998: On May 27, 1998, the Company's Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company's 19% common stock ownership interest in Quanterra, Inc., (an environmental laboratory business) and the assets associated with the Company's Hybrid Thermal Treatment System (HTTS®) business (thermal transportable incineration equipment). As a result of these actions, the Company recorded a non-cash charge of $25 million in the three months ending June 26, 1998 including $11 million (net of cash proceeds of $6 million) related to the sale of the Quanterra investment and $14 million, primarily related to assets associated with the HTTS® business.

           Twelve Months Ended March 27, 1998: Special charges of $14.2 million were recorded in the twelve months ended March 27, 1998. The charges include $5.7 million for integration costs associated with the acquisition of OHM, a $3.9 million non-cash charge related to a project claim settlement, a $2.8 million charge associated with the relocation of the Company's corporate headquarters, and a $1.8 million loss from the sale of a small remediation services business. The significant components of these special charges are discussed below.

          OHM. The $5.7 million special charge for integration costs associated with the acquisition of OHM included $2.2 million of costs for severance and $3.5 million of costs and other related items for closing and consolidating the Company's offices with OHM offices. As part of the plan of integration, the Company identified slightly more than 100 IT employees, primarily in the operating group and administrative support functions, to be laid-off. In addition, the Company approved a plan for restructuring IT offices in which it would close three leased facilities, reduce the size of three more facilities and sublease a portion of eight additional facilities. As of December 31, 1999, $0.3 million of the integration charge representing facility lease commitments remained to be paid.

          Helen Kramer. In December 1997, the Company settled a contract claim which had been outstanding in excess of five years with the US Army Corps of Engineers, the U.S. Environmental Protection Agency (USEPA) and the Department of Justice (jointly, the Government) arising out of work performed by the joint venture of IT and Davy International at the Helen Kramer Superfund project. The joint venture received a $14.5 million payment from the Government to resolve all outstanding project claims related to additional work resulting from differing site conditions, net of joint venture payments of $4.3 million to the Government to resolve related civil claims by the Government. IT's share of the joint venture results was 60%, accordingly, IT received net cash of $6.0 million, its proportionate share of the settlement. The Company recorded a non-cash pre-tax charge of $3.9 million as the cash received was less than the accounts receivable related to this project.

         Relocation. The Company recorded a pre-tax charge of $2.8 million for the relocation of the Company's corporate headquarters from Torrance, California to Monroeville (Pittsburgh), Pennsylvania. The headquarters relocation consolidated the corporate overhead functions with the Company's largest operations office. The relocation charge included $0.8 million of costs for severance, $0.9 million of costs for the relocation of IT employees, $0.7 million of costs related to the closure of the offices in Torrance, California and $0.4 million of other related costs. As part of this relocation, 32 employees were laid off, primarily corporate management and administrative support personnel. As of December 25, 1998, these amounts has been paid.

5.      Long-term debt:

          Long-term debt consists of the following:

	December 31, 1999	December 25, 1998
	(In thousands)
Credit Agreement Debt:
Revolver borrowings outstanding	$ 142,000	$ 143,000
Term Loan	221,250	225,750
11.25% Senior Subordinated Notes—Due April 1, 2009	225,000	—
8% Convertible Subordinated Debentures—Due October 1, 2006	40,248	44,548
Other	17,314	9,364

	645,812	422,662
Less current portion	24,040	17,603

	$ 621,772	$ 405,059

          Aggregate maturity of long-term debt, including annual mandatory sinking fund payments for the 8% convertible subordinated debentures, for the five fiscal years following December 31, 1999 is: 2000, $24 million; 2001, $11 million; 2002, $9 million; 2003, $9 million; 2004, $199 million and thereafter $394 million.

          The convertible subordinated debentures are convertible into 45.04 shares of common stock and $107.50 cash per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% (approximately $4 million per annum) of the original principal amount which commenced in 1996, and continue through October 1, 2005. Sinking fund requirements may be met by open market purchases of debentures for retirement.

          IT executed the OHM Tender Offer with a $240 million credit facility (the credit facilities). The credit facilities were used to complete the Tender Offer, to refinance IT's $65 million principal amount of senior notes and for working capital purposes during the period from the Tender Offer closing date of February 25, 1998 until the merger closing date of June 11, 1998. Loans made under the credit facilities bore interest at a rate equal to LIBOR plus 2.50% per annum (or the Bank's base rate plus 1.50% per annum) through June 10, 1998, at the Company's option and required no amortization. The Company recorded an extraordinary charge of $9.2 million, reduced by $3.5 million of deferred tax benefit, as the result of the early extinguishment of existing debt necessary to obtaining the credit facilities. On June 11, 1998, upon consummation of the second step of the OHM acquisition (see Note 2. "Business Acquisitions "), the Company's credit facilities were refinanced.

          As amended, the credit facilities currently consist of an eight-year amortizing term loan (term loans) of $228 million and a six-year revolving credit facility (revolving loans) of $185 million that contains a sublimit of $25 million for letter of credit issuance. The term loans made under the credit facilities currently bear interest at a rate equal to LIBOR plus 2.75% per annum (or the lender's base rate plus 1.75% per annum) and amortize on a semi-annual basis in aggregate annual installments of $4.5 million through June 2004, with the remainder payable in eight equal quarterly installments. The revolving loans made under the credit facilities currently bear interest at a rate equal to LIBOR plus 2.25% per annum (or the lender's base rate plus 1.25% per annum). The interest rate spreads on the term loans and revolving loans are subject to downward adjustments, if applicable, based upon the ratio of the Company's consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). The credit facilities, as amended, provide that excess proceeds from the issuance of subordinated notes utilized to reduce the revolving credit facility portion of the credit facilities would not affect the future availability to the Company under the revolving facility. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility. The credit facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities include representations, warranties and covenants customary for facilities of this type and include various financial covenants, including maintaining a ratio of total consolidated debt to EBITDA, and limitations (subject to certain exceptions) on indebtedness, lease obligations, mergers and acquisitions and other fundamental changes, prohibit the payment of cash dividends on common stock and limit capital expenditures. The credit facilities also include customary events of default. Events constituting default include a change of control of IT including among other things, the disposition under certain circumstances of the Company's 6% Cumulative Convertible Participating Preferred Stock and warrants on or after the funding of the credit facilities on June 11, 1998 to a person other than the Preferred Stock Group (see Note 9. "Preferred stock ").

           As required by the credit facilities, on August 11, 1998, the Company executed a six year swap agreement with a large multi national banking organization. The swap agreement, as amended on August 11, 1999 is based upon a notional amount of $126 million wherein the Company, the fixed-rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 5.54% with its swap counter-party, the floating-rate payer. The LIBOR rate is adjusted quarterly and amounts owing or due are settled at each quarterly reset date. The Company charges (credits) amounts exchanged under the swap to interest expense. The net effects of the swap to both the twelve months ended December 31, 1999 and the nine months ended December 25, 1998 were not material. The swap agreement contains a one time cancellation option for the counter-party and an imbedded interest rate cap for the Company. At any quarterly reset date beginning with November 11, 2000, the counter-party, at its option, may cancel the swap agreement for the remaining term. If the counter-party elects to exercise its cancellation option, the Company receives the benefit of an interest rate cap on the notional amount of $126 million. The terms of the interest rate cap allow the Company to utilize the interest rate cap for any five quarterly periods during the term of the swap agreement remaining after exercise of the cancellation option by the counter-party. The terms of the agreement provide for the Company to receive 3-month LIBOR on the notional amount of the $126 million beginning at any quarterly period when 3-month LIBOR is 7% or higher. The obligation of the counter-party under the cap is subject to a 3-month LIBOR interest rate ceiling of 8%. The mark to market value of the swap at December 31, 1999 represents a benefit to the Company of $1.2 million.

On April 9, 1999, the Company issued $225 million of ten year senior subordinated notes (Notes). The Company received $216 million in proceeds, net of expenses of $9 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in October 1999. There are no mandatory sinking fund payments, and the Notes have a stated maturity of April 1, 2009. The Notes are wholly or partially redeemable at the Company's option at a premium after 2004. Upon the issuance of capital stock prior to April 1, 2002, up to 35% of the Notes are redeemable at the Company's option at 111.25% of face value. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions (see Note 2, "Business Acquisitions") and to refinance existing indebtedness under the Company's revolving credit facility.

           The Company also has various miscellaneous other borrowings and capital lease obligations totaling $17 million, which mature at various dates through 2003, at interest rates ranging from 6.9% to 9.5%. Letters of credit outstanding at December 31, 1999 were $6.5 million, of which $2.7 were issued under the revolving credit facility.

6.       Income taxes:

   Income tax provision (benefit), net of changes in the deferred tax valuation allowance, consists of the following:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
Current:
Federal	$ 500	$ 57	$ 54
State	2,400	450	559
Foreign	100	—	—

	3,000	507	613

Deferred:
Federal	15,778	5,696	(2,801)
State	1,862	491	(174)
Foreign	1,284	—	—

	18,924	6,187	(2,975)

Total provision (benefit)	$ 21,924	$ 6,694	$ (2,362)

          Income tax provision (benefit) is included in the statements of operations as follows:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
Continuing operations before extraordinary items	$ 21,924	$ 6,694	$ 4,175
Extraordinary item: early extinguishment of debt	—	—	(3,497)

	21,924	6,694	678
Discontinued operations	—	—	(3,040)

Total provision (benefit)	$ 21,924	$ 6,694	$ (2,362)

           A reconciliation of the provision (benefit) for income taxes computed by applying the federal statutory rate of 35% to the results of continuing operations before income taxes and the reported provision (benefit) for income taxes is as follows:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
Income tax provision (benefit) computed at statutory federal income tax rate	$ 21,211	$ (257)	$ (765)
State income taxes, net of federal tax benefit, if any	3,460	346	456
Equity in income of foreign subsidiaries	—	—	125
Amortization of cost in excess of net assets of acquired businesses	4,045	2,639	295
Extraordinary item—early extinguishment of debt	—	—	(3,221)
Discontinued operations	—	—	(2,800)
Federal deferred tax asset valuation allowance adjustment	(2,685)	6,059	1,906
Research and development tax credits	(4,025)	(2,540)	—
Other	(82)	447	1,642

Total provision (benefit)	$ 21,924	$ 6,694	$ (2,362)

            The income tax benefit resulting from a reduction in the deferred tax asset valuation allowance is attributable to utilization of tax attributes previously reserved and certain fiscal 1999 changes in financial accounting and tax rules.

           At December 31, 1999 and December 25, 1998, the Company had deferred tax assets and liabilities as follows:

	December 31, 1999	December 25, 1998
	(In thousands)
Deferred tax assets:
Closure accruals—discontinued operations	$ 4,188	$ 11,229
NOL carryforwards	90,804	64,490
Capital loss carryover	15,822	17,446
Alternative minimum tax credit carryforwards	5,157	3,458
Investment and other tax credit carryforwards	24,172	12,750
Asset basis difference—acquisitions	86,840	62,292
Other, net	4,312	28,711

Gross deferred tax asset	231,295	200,376
Valuation allowance for deferred tax asset	(57,415)	(50,267)

Total deferred tax asset	173,880	150,109
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(39,999)	(17,120)
Asset basis difference—discontinued operations	(12,063)	(11,576)
Other, net	(348)	(11,775)

Total deferred tax liabilities	(52,410)	(40,471)

Net deferred tax asset	$121,470	$109,638

Net current asset	$ 26,336	$ 15,919
Net noncurrent asset	95,134	93,719

Net deferred tax asset	121,470	$109,638

           Approximately $28.3 million, $5.7 million, $4.8 million and $1.9 million of the valuation allowance relates to the OHM, GTI, EMCON and EFM acquisitions, respectively. Tax benefits subsequently recognized that are related to these amounts will reduce cost in excess of net assets of acquired businesses.

           At December 31, 1999, the Company had net operating losses (NOL's), tax credit carryforwards and capital losses with expiration dates as follows:

Expiration Dates	Net Operating Losses	Research and Development Tax Credits	Other Credits	Capital Loss Carry Over
	(In thousands)
2000—2004	$ —	$ 3,686	$1,219	$39,953
2005—2009	27,301	7,105	—	—
2010—2014	77,974	3,686	—	—
2015—2019	121,864	9,324	—	—
Indefinite	—	—	5,157	—

Total	$ 227,139	$23,801	$6,376	$39,953

           During the twelve months ended December 31, 1999, the Company increased its deferred tax asset valuation allowance from $50 million to $57 million. The increase was attributable to acquisitions. Because of the Company's position in the industry, recent restructuring and acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

           During the nine months ended December 25, 1998, the Company increased its deferred tax asset valuation allowance from $32 million to $50 million. The increase was principally related to the acquisition of OHM and GTI corporations, respectively, and based on the Company's assessment of the uncertainty as to when it will generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax asset created by the special charges.

           During the twelve months ended March 27, 1998, the Company increased its deferred tax asset valuation allowance from $10 million to $32 million. The increase was principally related to the acquisition of OHM corporation and the Company's assessment of its ability to fully utilize the deferred tax asset. During 1998, prior to the acquisition of OHM, the Company increased its valuation allowance to offset increases in the deferred tax asset balance. During the quarter ended March 27, 1998, the Company acquired OHM (see Note 2. "Business Acquisitions—OHM Acquisition") which substantially increased projected taxable income.

7.       Earnings per share

           The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations and before extraordinary items and discontinued operations	$ 38,678	$ (7,427)	$ (6,360)
Preferred stock dividends	(6,360)	(4,664)	(6,167)

Numerator for basic earnings per share—net income (loss) available to common stockholders	32,318	(12,091)	(12,527)
Discontinued operations—closure costs (net of income tax benefit)	—	—	(4,960)
Extraordinary charge for early retirement of debt (net of income tax benefit)	—	—	(5,706)

Net income (loss) applicable to common stock	$ 32,318	$ (12,091)	$ (23,193)

Effect of conversion of dilutive securities:
Preferred stock dividends	2,768	—	—
Convertible subordinated debentures	2,219	—	—

Numerator for diluted earnings per share—net income (loss) available to common stockholders	$ 37,305	$ (12,091)	$ (23,193)

Denominator:
Weighted-average number of common shares outstanding for basic earnings per share	22,718	19,149	9,737

Effect of conversion of dilutive securities:
Common equivalent shares	443	—	—
Convertible preferred stock	6,073	—	—
Convertible subordinated debentures	1,958	—	—

Denominator for diluted earnings per share— adjusted weighted—average shares and assumed conversions	31,192	19,149	9,737

Net income (loss) per share basic:
Continuing operations (net of preferred stock dividends)	$ 1.42	$ (0.63)	$ (1.28)
Discontinued operations	—	—	(0.51)
Extraordinary item—early extinguishment of debt	—	—	(0.59)

Net income (loss) per share	$ 1.42	$ (0.63)	$ (2.38)

Net income (loss) per share diluted	$ 1.20	$ (0.63)	$ (2.38)

           In June 1998, approximately 12.9 million shares were issued in connection with the second step of the OHM Merger. (See Note 2. "Business Acquisitions".)

           Stock options to purchase 750,954 shares of common stock at prices ranging from $13.00 to $28.00 per share were outstanding at December 31, 1999, but were not included in the computation of net income per share diluted since the option exercise prices were greater than the average market price of the common stock for the twelve months ended December 31, 1999.

8.       Commitments and contingencies:

Lease commitments

           The Company's operating lease obligations are principally for buildings and equipment. Most leases contain renewal options at varying terms. Generally, the Company is responsible for property taxes and insurance on its leased property. At December 31, 1999, future minimum rental commitments under noncancelable leases with terms longer than one year aggregate $145 million and require payments in the five succeeding years and thereafter of $44 million, $34 million, $25 million, $18 million, $11 million, and $13 million, respectively. A portion of these leases represent duplicative facilities and equipment resulting from the acquisitions of OHM, GTI, EFM and EMCON for which accruals have been established and included in the cost in excess of net assets of acquired business. See Note 2. "Business Acquisitions". The Company is currently and actively involved in attempting to sublease duplicate facilities and equipment.

Rental expense related to continuing operations was $36 million for the twelve months ended December 31, 1999, $29 million for the nine months ended December 25, 1998 and $12 million (including $1.2 million of the special charges) for the twelve months ended March 27, 1998.

Contingencies

Coakley Landfill Action

           On March 9, 1998, the Coakley Landfill PRP Steering Committee terminated, allegedly for cause, IT Corporation's contract to perform design and remediation services at the Coakley Landfill and sued IT for damages for delay, redesign, regrading, repair costs, as well as for possible exposure to penalties by the USEPA. (The Coakley Landfill Group v. IT Corporation v. Gary W. Blake, Inc., et al., U.S.D.C., D.N.H., Case No. 98-167-JD) IT disputes that the Steering Committee is entitled to terminate the agreement for cause and believes the termination action arose from IT's pending change order request which is now approximately $7.2 million. IT has answered and counterclaimed for damages for wrongful termination, issuing defective plans and specifications, breach of contract and unfair trade practices. Discovery of the case is ongoing, and although trial has been set for September 2000, the ultimate outcome of this matter cannot yet be predicted. The Company recently received, in its favor, partial summary judgment for $1.1 million on its claim for unpaid fees.

Occidental Chemical Litigation

           OHM is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation (Occidental) relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. (Occidental Chemical Corporation v. OHM Remediation Services Corporation, U.S.D.C., W.D.N.Y, Case No 94-0955(H)) OHM's account receivables at December 31, 1999 include a claim receivable of $8.7 million related to this matter. OHM's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that OHM believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8.8 million in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. OHM's counterclaim seeks an amount in excess of $9.2 million (inclusive of $8.7 million of claim receivable) for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The parties have completed discovery in the case and filed motions for summary judgement against each other. Although the court may rule on the matter at any time, its ultimate outcome cannot be predicted.

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

9.      Preferred stock:

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

          The Convertible Preferred Stock and detachable warrants may at any time, at the option of Carlyle, be converted into IT common shares. At December 31, 1999, 6,073,016 and 1,250,000 common shares are issuable upon conversion of the Convertible Preferred stock and Carlyle Warrants, respectively. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its liquidation preference plus accumulated and unpaid dividends on or after November 21, 2003.

Although the first two years' dividends were paid at a rate of 0% and 3%, respectively, dividends were imputed during this period at a rate of approximately 6% per annum. Imputed dividends were $0.9 million and $2.1 million in the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. Any imputed dividends will never be paid in cash or stock.

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

           The 7% Preferred Stock ranks, as to dividends and liquidation, pari passu to the Convertible Preferred Stock (see "Carlyle Investment ") and prior to the Company's common stock. The dividend per annum and liquidation preference for each share of 7% Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the 7% Preferred Stock and depositary shares are cumulative and payable quarterly.

           The 7% Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $23.36 per share, subject to adjustment under certain circumstances. At December 31, 1999, 2,199,903 shares of common stock are issuable upon conversion of the 7% Preferred stock. On any dividend payment date, the 7% Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures Due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The 7% Preferred Stock may be redeemed at any time, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

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

10.     Stock incentive plans:

Summary

At the November 20, 1996 Annual Meeting of Stockholders, IT's shareholders voted to approve the Company's 1996 Stock Incentive Plan (1996 Plan) which provides for the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to or greater than the quoted market price at the date of grant. During the twelve months ended December 31, 1999, 651,954 stock options were granted under the 1996 Plan, which expire in fiscal year 2009. At December 31, 1999, the maximum number of shares of the Company's common stock that may be issued pursuant to awards granted under the 1996 Plan is 178,991. At the first day of each fiscal year, the maximum number of shares available for award under the 1996 Plan may be increased by Board approval by an amount which represents up to 2% of the number of the Company's common stock which are issued and outstanding at that date.

          The Company's 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company's common stock or any other security or benefit with a value derived from the value of its common stock. Also, in conjunction with the OHM acquisition, approximately 188,000 OHM stock options (OHM options) converted into 262,125 IT stock options on June 11, 1998. At December 31, 1999, 115,559 OHM options remain outstanding. No shares are available for grant under the 1983 Plan, the 1991 Plan, or relating to the OHM acquisition.

           Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan, the 1983 Plan, and converted OHM options during the twelve months ended December 31, 1999, the nine months ended December 25, 1998, and the twelve months ended March 27, 1998 are summarized as follows:

	Twelve Months Ended December 31, 1999		Nine Months Ended December 25, 1998		Twelve Months Ended March 27, 1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,311,676	$11.11	770,457	$13.99	747,679	$15.32
Converted	—	—	262,125	$ 7.00	—	—
Granted	651,954	$13.23	331,000	$10.02	132,921	$ 7.29
Exercised	(243,233)	$ 7.88	(750)	$10.24	—	—
Forfeited	(129,387)	$11.89	(51,156)	$22.73	(110,143)	$19.69

Outstanding at end of year	1,591,010	$12.42	1,311,676	$11.11	770,457	$13.99

Options exercisable at year-end	668,589	$13.21	776,500	$12.39	486,520	$16.95
Weighted-average fair value of options granted during the year		$ 7.35		$ 6.19		$ 4.79

          The following table summarizes information about stock options outstanding at December 31, 1999 under the 1983 Plan, the 1991 Plan, the 1996 Plan, and converted OHM options:

Outstanding				Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

$ 5.38- $ 8.50	169,921	5.7	$ 5.71	112,010	$ 6.64
$ 8.51- $12.50	670,135	7.2	$10.04	331,579	$10.30
$12.51- $16.50	581,329	8.8	$13.85	55,375	$15.49
$16.51- $28.00	169,625	2.9	$22.50	169,625	$22.50

	1,591,010			668,589

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

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
Risk free interest rate based upon zero-coupon U.S. Treasury Notes	6.6%	6.0%	6.0%
Dividend yield	None	None	None
Expected volatility of the Company's common stock	41.4%	44.3%	39.5%
Expected life of each option (in years)	7.3	7.4	6.7

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           If compensation cost for the Company's stock options had been determined based on the fair value at the grant dates as defined by SFAS No. 123, the Company's net income (loss) applicable to common stock and net income (loss) per common share would have changed to the following pro forma amounts:

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands, except per share data)
Net income (loss) applicable to common stock
As reported	$32,318	$ (12,091)	$ (23,193)

Pro forma	$31,617	$(12,367)	$(23,386)

Net income (loss) per common share, diluted
As reported	$ 1.20	$ (0.63)	$ (2.38)

Pro forma	$ 1.17	$ (0.65)	$ (2.40)

           Additionally, in the twelve months ended March 27, 1998, under the 1991 Plan the Company awarded shares of nonvested restricted stock to officers and key employees. Vesting of awards was dependent upon continued employment and, in the case of certain performance-related awards, the sustained level of a target market price for the Company's common stock that exceeds the related market price on the date of grant. On December 31, 1999, the total number of shares of restricted stock outstanding was 36,650. The cost of restricted stock awards is generally expensed over the vesting period, which ranges from two to five years, and amounted to $0.2 million, $0.2 million and $0.5 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively.

           In 1998, the Company enacted an incentive compensation plan which provides fixed cash awards to certain senior executives based on the Company's common stock achieving various sustained levels of target market prices. The Company records the compensation cost when the attainment of a target price level is considered probable. Compensation cost of the plan was $0.6 million for the twelve months ended December 31, 1999. The aggregate maximum amount of potential incentive compensation cost which may be incurred under the plan at December 31, 1999 is approximately $2.8 million.

11.     Employee benefit plans:

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

           Pension and profit sharing expense was $10 million, $4 million and $4 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively.

12.      Operating segments:

Organization

           The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Technology, Outsourced Services and International. In 1999 in response to market conditions, the Company realinged its organizational structure, altering its four reportable segments and its internal segment reporting of indirect operating expenses and segment profit margin. Prior period segment information is presented on the new basis, which did not materially impact overall segment profit margins or comparability between the periods presented. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, Energy and Nuclear Operations, Commercial Engineering and Construction and Solid Waste business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence and strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, facility planning and management, maintenance and renovation. The International segment provides comprehensive environmental and infrastructure services to multi-national and foreign industries through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

Segment Information

	E & C	Consulting & Technology	Outsourced Services	International	Total
	(In thousands)
Twelve Months Ended December 31, 1999
Revenues	$1,077,728	$59,395	$113,877	$63,251	$1,314,251
Segment profit	140,461	9,997	10,846	4,116	165,420
Depreciation expense	7,941	757	165	863	9,726
Segment assets	348,186	19,255	15,504	26,335	409,280
Nine Months Ended December 25, 1998
Revenues	$ 643,667	$33,583	$ 70,400	$ 9,785	$ 757,435
Segment profit (loss)	71,367	3,652	6,371	(328)	81,062
Depreciation expense	7,174	477	162	69	7,882
Segment assets	262,224	13,612	11,697	8,539	296,072
Twelve Months Ended March 27, 1998
Revenues	$ 387,639	$38,147	$ 6,819	$ 9,611	$ 442,216
Segment profit (loss)	40,079	4,064	462	(265)	44,340
Depreciation expense	5,520	469	22	116	6,127
Segment assets	197,262	13,475	6,226	4,118	221,081

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
Profit or Loss
Total profit for reportable segments .	$ 165,420	$ 81,062	$ 44,340
Unallocated amounts:
Corporate selling, general and administrative expense	(50,703)	(31,929)	(24,308)
Special charges (a)	—	(24,971)	(14,248)
Interest expense, net	(54,115)	(24,895)	(7,969)

Income (loss) before income taxes, extraordinary item and discontinued operations	$ 60,602	$ (733)	$ (2,185)

Assets (b)
Assets for reportable segments	$ 409,280	$296,072	$221,081
Other assets	871,591	652,534	488,136

Total consolidated assets	$1,280,871	$948,606	$709,217

Depreciation Expense
Depreciation for reportable segments	$ 9,726	$ 7,882	$ 6,127
Depreciation on corporate assets (c)	3,961	2,059	2,606

Total depreciation expense	$ 13,687	$ 9,941	$ 8,733

(a)	See Notes to Consolidated Financial Statements —Note 4. "Special Charges". These special charges are excluded from segment profit (loss) because most of these items can not be identified with a particular segment and because management does not include special charges when analyzing the Company's business segments.

(b)	Segment assets include accounts receivable of each business segment. Other assets are principally long-term assets including property and equipment, cost in excess of net assets of acquired businesses, income tax assets and assets of discontinued operations.

(c)	Depreciation on corporate assets includes corporate facilities, furniture and equipment and the Company's mainframe computer hardware and software which have not been allocated to the operating segments.

Geographic Information

	Twelve Months Ended December 31, 1999		Nine Months Ended December 25, 1998		Twelve Months Ended March 27, 1998
	Revenues (a)	Long-Lived Assets (b)	Revenues (a)	Long-Lived Assets (b)	Revenues (a)	Long-Lived Assets (b)

	(In thousands)
United States	$1,255,562	$632,296	$746,992	$458,233	$431,599	$358,973
Foreign countries	58,689	39,485	10,443	3,573	10,617	2,831

	$1,314,251	$671,781	$757,435	$461,806	$442,216	$361,804

(a)	Revenues are attributed to countries based on the location of the subsidiary.

(b)	Long-lived assets include non-current assets of the Company, excluding deferred income taxes.

Major Clients

           The Company's revenues attributable to the U.S. government were $743 million, $525 million and $256 million for the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, respectively. All four of the Company's operating segments report revenues from the U.S. government. No other customer accounted for 10% or more of the Company's consolidated revenues in any fiscal period.

Revenues by Products and Services

	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998	Twelve Months Ended March 27, 1998
	(In thousands)
Engineering and construction services	$1,130,329	$607,682	$355,754
Project, program and construction management	113,877	70,400	6,819
Consulting services	70,045	79,353	79,643

	$1,314,251	$757,435	$442,216

13.   Quarterly results of operations (unaudited):

	First quarter	Second quarter	Third quarter	Fourth quarter (a)
	(In thousands, except per share data)
Twelve Months Ended December 31, 1999:
Revenues	$257,974	$301,290	$394,148	$360,839
Gross margin	33,297	44,607	55,080	52,874
Income from continuing operations	5,783	8,788	12,336	11,771
Net income applicable to common stock	4,193	7,198	10,746	10,181
Net income per share:
Basic	$ 0.19	$ 0.32	$ 0.47	$ 0.45

Diluted	$ 0.17	$ 0.27	$ 0.39	$ 0.37

	First quarter (b)	Second quarter	Third quarter
	(In thousands, except per share data)
Nine Months Ended December 25, 1998:
Revenues	$225,188	$260,187	$272,060
Gross margin	27,058	30,553	33,350
Income (loss) from continuing operations	(19,291)	5,468	6,396
Net income (loss) applicable to common stock	(20,860)	3,899	4,870
Net income (loss) per share:
Basic	$ (1.76)	$ 0.17	$ 0.22

Diluted	$ (1.76)	$ 0.16	$ 0.19

(a)

The fourth quarter of 1999 benefited by $0.03 per share diluted from a change in accounting and tax rules reducing income tax expense, and was also favorably impacted by $0.02 per share diluted from the net effect of adjustments to certain contracts in progress and incentive compensation accruals.

(b)	See Note 4. "Special Charges" for information relating to the Nine Months Ended December 25, 1998.

14.   Discontinued operations:

Overview

           Prior to December 1987 the Company was a major provider of hazardous waste transportation, treatment, and disposal operations in California. In December 1987, the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of certain other facilities. Subsequent to this date, the Company ceased obtaining new business for these operations. During the quarter ended March 27, 1998, the Company recorded an increase in the provision for loss on disposition of $8 million or $5 million, net of income tax benefit of $3 million, primarily for additional closure costs related to the approval of the closure plan by the California EPA, Department of Toxic Substance Control (DTSC) for the Panoche disposal site. Through the twelve months ended December 31, 1999, the Company cumulatively recorded a provision for loss on disposition (including the initial provision and three subsequent adjustments) in the amount of $165 million, net of income tax benefit of $36 million for site closure costs, post-closure monitoring costs, and other potentially responsible party (PRP) liabilities arising from the Company's transportation, treatment and disposal discontinued operations. During the twelve months ended December 31, 1999, the nine months ended December 25, 1998 and the twelve months ended March 27, 1998, the Company funded previously accrued costs of $9 million, $11 million and $15 million, respectively, relating to the closure plans and construction and PRP matters.

           In October 1999, the Company renegotiated its financial assurance requirements on closure and thirty year post-closure obligations for the Company's Northern California Facilities with the DTSC to enabled the use of a performance bond to replace restricted trust fund assets. The renegotiated requirements included purchasing environmental insurance and a performance bond with an internationally recognized insurance carrier for the Company's obligations at its Northern California Facilities. As a result of obtaining the insurance and the performance bond, in October 1999 the Company obtained the release of trust fund assets, and received $15 million in cash which had previously provided financial assurance to the DTSC. Separately, the trustee also transferred to the insurance company annuities held in the trust funds. Under the performance bond, the Company is required to perform, at its cost, the remaining closure activities at the Panoche disposal site. Closure activities at the other three Northern California Facilities are complete. Under the environmental insurance policy, the Company will perform post-closure activities at the four inactive Northern California Facilities, and will be reimbursed by the insurance policy, up to the policy limits which are in excess of the Company's estimates for post-closure costs, during the policy's thirty-one year term. At December 31, 1999, the Company's consolidated balance sheet included accrued liabilities of approximately $14 million for closure costs of its disposal facilities, insurance program premium costs and the PRP matters. The cost provision on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates, including those discussed below. The adequacy of the cost provision is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Closure and post-closure costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. It is reasonably possible that additional, material losses could be realized which relate to the disposition of the Company's transportation, treatment and disposal discontinued operations. Based on the uncertainties regarding future events as described above, it is not possible to estimate a range of loss for these uncertainties.

Northern California Facilities

           As a part of the Company's discontinued operations, the Company operated a series of treatment, storage and disposal facilities in California, including four major disposal facilities. Closure plans for all four of these facilities have now been approved by all applicable regulatory agencies. Closure construction has been formally completed at three of these facilities (Montezuma Hills, Benson Ridge, and Vine Hill).

           On March 18, 1998, the DTSC certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. The approved plans provide for submittal of technical studies that are being utilized to determine final aspects, details and costs of closure construction and monitoring programs. While the approved closure plans have substantially reduced future cost uncertainties to complete the closure of the Panoche facility, the ultimate costs will depend upon the results of the technical studies as completed and actual site conditions. Closure construction for the plan is scheduled to be substantially completed in the fall of 2000.

           The carrying value of the long-term assets of discontinued operations of $40 million at December 31, 1999 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, etc.). In June 1999, a local community's review of its growth strategy resulted in limitations, in line with the Company's expectations, on the Company's ability to develop a portion of the residual land, and the Company believes that local land values continue to support the Company's carrying value for the property. There is no assurance as to the timing of development or sales of any of the Company's residual land, or, until sold, the Company's ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

           In addition to the environmental insurance policy for post-closure costs, the Company maintains Environmental Impairment Liability coverage for the Northern California Facilities through the Company's captive insurance company. The limits of the policy are $32 million which meet the current requirements of both federal and state law.

Operating Industries, Inc. Superfund Site

In June 1986, USEPA notified a number of entities, including the Company, that they were PRPs with respect to the Operating Industries, Inc. (OII) Superfund site in Monterey Park, California. Between October 1995 and April 1996, the Company, the USEPA and the Steering Committee agreed to settlements of the Company's alleged liability for certain prior response costs incurred by the USEPA. While resolving the Company's alleged liability for these response costs, the settlement did not include a release of liability for future or final OII remedies. The USEPA has requested, and the Steering Committee and the Company have submitted, proposals to work cooperatively with interested parties on the final remedy. While the USEPA has estimated response costs for the final remedy to approximate $162 million, and the USEPA has alleged the Company generated 2% by volume of the manifested hazardous wastes disposed of at the site, the Company believes that USEPA's final remedy cost estimates are substantially overstated. The Company expects that offers to pay for or perform the final remedy will be made in 2000. Should the costs of the final remedy be greater than the amounts recognized or should the Company be forced to assume a disproportionate share of the costs of the final remedy, the cost to the Company of concluding this matter could materially increase.

GBF Pittsburg Site

           In September 1987, the Company and 17 others were served with a Remedial Action Order (RAO) issued by the DTSC, concerning the GBF Pittsburg landfill site near Antioch, California. From the 1960's through 1974, a predecessor to IT Corporation operated a portion of one of the two parcels as a liquid hazardous waste site.

           In June 1997, the DTSC completed and released a final Remedial Action Plan (RAP) selecting DTSC's preferred pump-and-treat remedial alternative, which the Company then estimated to cost up to $18 million based on DTSC's prior estimates. As part of the RAP, the DTSC also advised the PRP group of its position that all PRPs, including the Company, are responsible for paying the future closure and postclosure costs of the overlying municipal landfill, which have been estimated at approximately $4 million. (The DTSC also sought approximately $1.0 million in oversight costs from all PRPs, and the DTSC's claims against the PRP group were recently settled for $0.4 million.) The PRP group continues to believe that its preferred alternative of continued limited site monitoring, which was estimated to cost approximately $4 million, is appropriate and has filed an application with the appropriate Regional Water Quality Control Board (RWQCB) for designation of the site as a containment zone which, if approved, would facilitate the PRP group's preferred remedial alternative.

           The Company and the PRP group initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. State of California Environmental Protection Agency Contra Costa County, California Superior Court Case No. C97-02936) challenging the final RAP, and the PRP group and the DTSC agreed to stay this litigation and implementation of major RAP elements pending the RWQCB's review of the containment zone application. The PRP group continues to work with the RWQCB and the DTSC on the application. A decision on the application is expected in 2000.

           In the final RAP the DTSC assigned the Company and the other members of the PRP group collective responsibility (on a non-binding basis) for 50% of the site's response costs. The PRP group continues to believe that the DTSC allocation is inappropriate and current owner/operators should pay a larger portion of the site's response costs and the PRP group has initiated litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) against the owner/operators of the site and other non-cooperating PRPs to cause them to bear their proportionate share of site remedial costs. The owner/operators are vigorously defending the PRP group's litigation, and the outcome of the litigation cannot be determined at this time. Discovery in this litigation has been suspended while negotiations between the owner/operators and the PRP group continue. During 1999, the Company finalized arrangements with the other members of the PRP group to share approximately 50% of site costs, which was consistent with previous interim agreements. Should settlement talks prove unsuccessful, trial in this matter has been scheduled for July 2000.

           Failure of the PRP group to effect a satisfactory resolution with respect to the choice of appropriate remedial alternatives or to obtain an appropriate contribution towards site remedial costs from the current owner/operators of the site and other non-cooperating PRPs, could substantially increase the cost to the Company of remediating the site.

Other Site Cleanup Actions

           The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, has been named a PRP at a number of other sites and may from time to time be so named at additional sites (and has recently been named as a PRP at the Casmilia Landfill in Santa Barbara County, California and at the West County Landfill in Richmond, California) and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the DTSC in conducting investigations as to the nature and extent of contamination at the sites. Based on the Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to sites not described above at which the Company has been notified of its alleged status as a PRP will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

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

15.      Financial information for subsidiary guarantors

           The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's wholly owned domestic subsidiaries. The Notes have not been guaranteed by the Company's captive insurance subsidiary nor any of the Company's foreign subsidiaries. The following summarized financial information presents separately the composition of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Summarized Condensed Financial Information
Twelve Months Ended December 31, 1999

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$ —	$ 455,242	$39,966	$ (252)	$ 494,956
Non current assets	19,449	1,228,885	39,829	(502,248)	785,915
Current liabilities	7,774	319,456	33,103	(3,880)	356,453
Revenues	—	1,255,562	58,974	(285)	1,314,251
Gross margin	—	180,849	5,294	(285)	185,858
Net income (loss) from continuing operations	(14,450)	44,816	2,919	(967)	32,318
Net income (loss)	(14,450)	44,816	2,919	(967)	32,318
Net cash provided by (used in) operatng activities	5,647	42,345	(3,649)	2,710	47,053
Net cash used in investing activities	—	(496,428)	(28,087)	292,792	(231,723)
Net cash provided by (used in) financing activities	212,750	(22,236)	1,710	710	192,934

Summarized Condensed Financial Information
Nine Months Ended December 25, 1998

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$ —	$375,907	$17,484	$ (310)	$393,081
Non current assets	12,474	735,924	12,441	(205,314)	555,525
Current liabilities	2,127	258,232	19,110	(6,648)	272,821
Revenues	—	746,740	11,148	(453)	757,435
Gross margin	—	90,281	1,133	(453)	90,961
Net income (loss) from continuing operations	(2,852)	(4,013)	1,995	(2,557)	(7,427)
Net income (loss)	(2,852)	(4,013)	1,995	(2,557)	(7,427)
Net cash provided by (used in) operating activities	800	(20,592)	3,185	2,052	(14,555)
Net cash provided by (used in) investing activities	2,583	(144,774)	(7,073)	47,887	(101,377)
Net cash provided by (used in) financing activities	10,462	102,191	(221)	—	112,432

Summarized Condensed Financial Information
Twelve Months Ended March 27, 1998

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$ —	$432,462	$ 11,142	$ (1,388)	$ 442,216
Gross margin	—	52,284	(621)	(573)	51,090
Net income (loss) from continuing operations	(808)	(3,615)	126	(2,063)	(6,360)
Net income (loss)	(808)	(14,281)	126	(2,063)	(17,026)
Net cash provided by (used in) operating activities	1,315	(23,785)	2,021	909	(19,540)
Net cash provided by (used in) investing activities	27	(249,464)	(7,402)	86,788	(170,051)
Net cash provided by (used in) financing activities	53,788	81,867	(196)	—	135,459

16.      Subsequent events:

          On March 8, 2000, the Company obtained from its lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1.0 million and four quarterly payments of $22 million commencing in September 2006 through June 2007. The Term C loan bears interest at variable rates, currently at LIBOR plus 3% per annum (or the Bank's base rate plus 2% per annum).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There were none.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for June 8, 2000 is incorporated herein by reference. See also “Executive Officers of the Company” in Part I of this report for certain information concerning our executive officers.

ITEM 11.     EXECUTIVE COMPENSATION.

         The section entitled “Executive Compensation” in our Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section entitled “Beneficial Ownership of Shares” in our Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section entitled “Certain Transactions” in our Proxy Statement is incorporated herein by reference.
PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
                     FORM 8-K.

Exhibits

         These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Parentheses indicate the date on or instrument pursuant to which the Exhibit was previously filed with the Securities and Exchange Commission. All Exhibits (including previously filed Exhibits) are incorporated by reference in this Annual Report on Form 10-K.

Exhibit No.	Description
2	Omitted —Inapplicable.

3(i)	Certificate of Incorporation of the Registrant as amended by the Amendment to
Certificate of Incorporation filed September 17, 1987, with the Delaware Secretary of State (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for
the year ended March 31, 1988 (No. 1-9037)), and by the Certificate of Amendment
to Certificate of Incorporation filed June 19, 1998 (Filed as an Exhibit to
Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998), with the Delaware Secretary of State and by the Certificate of Amendment of
Certification of Incorporation of International Technology Corporation, dated as of
December 21, 1998, as filed with the Delaware Secretary of State on December 23,
1998. (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated
December 23, 1998.)

3(ii)	Amended and Restated Bylaws of the Registrant as amended through June 12, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)

4(i)	1.	Certificate of Designations with respect to the Registrant’s 7% Cumulative
Convertible Exchangeable Preferred Stock, $100 par value. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-65988).)

2.	Certificate of Designations, Preferences and Relative, Participating, Optional
and Other Special Rights and Qualifications, Limitations and Restrictions
Thereof of Cumulative, Convertible Participating Preferred Stock of The IT
Group, Inc., issued November 20, 1996. (Filed as an Exhibit to the Registrant’s
Current Report on Form 8-K dated September 20, 1996.)

4(ii)	1.	Indenture for the Registrant’s 7% Convertible Subordinated Debentures Due 2008. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S- 3 (No. 33-65988).)
Exhibit No.	Description
2.	Indenture dated as of October 1, 1986 between OHM Corporation and United
States Trust Company of New York, Trustee, relating to OHM Corporation ’s
8% Convertible Subordinated Debentures due October 1, 2006. (Filed as an
Exhibit to OHM Corporation’s Annual Report on Form 10-K for the year ended
December 31, 1986.)

	3.	Specimen Debenture Certificate. (Filed as an Exhibit to OHM Corporation’s Amendment No. 1 to Registration Statement on Form S-1, No. 33-8296.)

4.	First Supplemental Indenture dated as of May 20, 1994 by and among OHM
Corporation and United States Trust Company of New York. (Filed as an
Exhibit to OHM Corporation’s Annual Report on Form 10-K for the year ended
December 31, 1994.)

5.	Second Supplemental Indenture dated as of June 11, 1998 among OHM
Corporation, the Registrant, a guarantor, and United States Trust Company of
New York. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for
the year ended March 27, 1998.)

6.	Indenture Agreement, dated as of April 9, 1999, between the Registrant, certain subsidiary guarantors of the Registrant and The Bank of New York, as trustee.
(Filed as an Exhibit to Registrant’s Registration Statement on Form S-4, filed
April 23, 1999.)

	9.	Omitted —Inapplicable.

10(ii)	1.	Second Amended and Restated Credit Agreement, dated as of March 7, 2000, among the Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, M.A., in its capacity as documentation agent.

	2.	Agreement and Plan of Merger, dated as of January 15, 1998, among OHM Corporation, Registrant and IT-Ohio, Inc. (Filed as an Exhibit to the Registrant’s Report on Form 8-K dated January 15, 1998.)

3.	Stock Purchase Agreement dated as of June 17, 1997 by and among OHM
Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and
Scott Doxey. (Filed as an Exhibit to OHM Corporation’s Report on Form 8-K
filed on July 2, 1997.)

4.	Agreement and Plan of Merger, dated as of October 27, 1998, among Fluor
Daniel GTI, Inc., Tiger Acquisition Corporation and the Registrant. (Filed as an
Exhibit to the Registrant’s Schedule 14D-1 dated November 3, 1998.)

5.	Amended and Restated Marketing Agreement dated as of October 27, 1998 between Fluor Daniel GTI, Inc. and Fluor Daniel, Inc. (Filed as an Exhibit to
the Registrant’s Schedule 14D-1 dated November 3, 1998.)
Exhibit No.	Description
6.	Intercompany Services Agreement dated October 27, 1998 between the
Registrant, Fluor Daniel, Inc. and Fluor Daniel GTI, Inc. (Filed as an Exhibit
to the Registrant’s Schedule 14D-1 dated November 3, 1998.)

7.	Share Purchase Agreement dated February 5, 1999 by and between the shareholders of Roche Limited, Consulting Group and IT Holdings Canada,
Inc. and The IT Group, Inc. (Filed as an Exhibit to Registrant’s Annual Report
on Form 10-K for the transition period ended December 25, 1998.)

	8.	Amendment Agreement, dated March 31, 1999, between the Company, Roche Limited Consulting Group and others. (Filed as an Exhibit to Registrant ’s Current Report on Form 8-K, filed April 23, 1999.)

	9.	Asset Purchase Agreement, dated as of March 8, 1999, between IT and ICF Kaiser International, Inc. (Filed as an Exhibit to the Registrant’s Annual Report on Form 8-K dated March 12, 1999.)

10.	Stock Redemption Agreement dated as of June 26, 1998, between Quanterra
Incorporated, the Registrant and IT Corporation. (Filed as an Exhibit to the
Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 26,
1998.)

11.	Securities Purchase Agreement dated as of August 28, 1996 between the
Registrant and certain Purchasers identified therein affiliated with The Carlyle
Group (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K
dated September 20, 1996), including agreement by and between The Carlyle
Group and the Registrant re financial advisory and investment banking fees.
(Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended
March 28, 1997.)

12.	Amendment No. 1, dated November 20, 1996, to Securities Purchase
Agreement dated August 28, 1996, by and among the Registrant and certain
Purchasers identified therein affiliated with The Carlyle Group. (Filed as an
Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 1996.)

13.	Form of Warrant Agreement by and among the Registrant and certain Warrant
Holders defined herein affiliated with The Carlyle Group, dated as of
November 20, 1996. (Filed as an Exhibit to the Registrant’s Current Report on
Form 8-K dated September 20, 1996.)

14.	Form of Registration Rights Agreement by and among the Registrant and certain Investors affiliated with The Carlyle Group, dated November 20, 1996.
(Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated
September 20, 1996.)
Exhibit No.	Description

15.	Purchase Agreement, dated as of April 6, 1999, between IT, certain subsidiary guarantors of IT, Donaldson, Lufkin & Jenrette Securities Corporation and
Salomon Smith Barney. (Filed as an Exhibit to Registrant’s Registration
Statement on Form S-4, filed April 23, 1999.)

16.	Registration Rights Agreement, dated as of April 9, 1999, between IT, certain subsidiary guarantors of IT, Donaldson, Lufkin & Jenrette Securities
Corporation and Salomon Smith Barney. (Filed as an Exhibit to Registrant ’s
Registration Statement on Form S-4, filed April 23, 1999.)

17.	Agreement and Plan of Merger, dated as of May 10, 1999, between the
Registrant, Seismic Acquisition Corporation, and EMCON, a California
corporation. (Filed as an Exhibit (c)(1) to Registrant’s Tender Offer Statement
on Schedule 14D-1, filed May 17, 1999.)

18.	Commercial Premium Finance Agreement, dated September 15, 1999, by and between the Registrant and AFCO Credit Corporation. (Filed as an Exhibit to
the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October
1, 1999.)

19.	General Indemnity Agreement, dated September 13, 1999, by and between the
Registrant, IT Corporation, and the American International Group of
Companies. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form
10-Q for the quarter ended October 1, 1999.)

20.	Forms of Hazardous Waste—Post-Closure Policies, dated September 1999,
(including forms of Notional Commutation Account Endorsements), issued by
American International Specialty Lines Insurance Company on behalf of the
Registrant and IT Corporation as the Named Insureds thereunder. (Filed as an
Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)

	21.	Master Equipment Lease Agreement dated as of August 10, 1998 by and between Key Corp Leasing, a division of Key Corporate Capital Inc. and IT Corporation.

	22.	Master Lease Agreement dated as of June 18, 1999 by and between General Electric Capital Corporation and the Registrant.

23.	Master Lease Agreement dated as of April 7, 1999 by and between The
Vaughn Group, Inc. and The IT Group, Inc. including form of guaranty executed by subsidiaries of Registrant of Registrant’s obligations thereunder.

Exhibit No.	Description

24.	Equipment Agreement dated as of December 24, 1996 by and between BTM
Capital Corporation and OHM Remediation Services Corp. (Filed as an Exhibit
to OHM Corporation's Annual Report on Form 10-K for the year ended
December 31, 1996.)

10(iii)	1.	Non-Employee Directors’ Retirement Plan, as amended and restated June 2,
1994 (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for
the year ended March 31, 1995)*, as amended by the Amended and Restated
Non-Employee Directors Retirement Plan, Amendment No. 5, dated November
20, 1996. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the
year ended March 28, 1997.)*

2.	Description of the Special Turn-a-Round Plan (Fiscal Year 1995 Management
Incentive Plan) of the Registrant. (Filed as an Exhibit to the Registrant ’s
Annual Report on Form 10-K for the year ended March 31, 1994.)*

	3.	1983 Stock Incentive Plan, as amended. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.)*

4.	1991 Stock Incentive Plan (Filed as an Exhibit to the Registrant’s Annual
Report on Form 10-K for the year ended March 29, 1996)* as modified by waiver dated November 20, 1996, by certain former Non-Employee Directors, in favor of the Registrant. (Filed as an Exhibit to Registrant’s Report on Form
10-K for the year ended March 28, 1997.)*

5.	Form of Amendment dated October 23, 1998, to the Restricted Stock and
Escrow Agreement under the Registrant’s 1991 Stock Incentive Plan. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.)*

	6.	1996 Stock Incentive Plan, as amended and restated effective June 11, 1998. (Filed as an Exhibit to the Registrant’s Proxy Statement dated May 11, 1998.)*

	7.	Form of Non-Qualified Stock Option Agreement pursuant to The IT Group, Inc. 1996 Stock Incentive Plan.*
Exhibit No.	Description
	8.	OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994. (Filed as an Appendix to OHM Corporation’s Proxy Statement for its Annual Meeting held May 10, 1994.)*

	9.	OHM Corporation Nonqualified Stock Option Plan for Directors. (Filed as an Exhibit to OHM Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)*

	10.	OHM Corporation Directors’ Deferred Fee Plan. (Filed as an Exhibit to OHM Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994.)*

	11.	Amendment No. 1 to OHM Corporation Directors’ Deferred Fee Plan. (Filed as an Exhibit to OHM Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)*

	12.	OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994. (Filed as an Exhibit to OHM Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994.)*

13.	Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994. (Filed as an Exhibit to OHM Corporation ’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)*

14.	Amendment No. 2 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994. (Filed as an Exhibit to the OHM
Corporation’s Annual Report on Form 10-K for the year ended December 31,
1995.)*

15.	OHM Corporation Retirement Savings Plan Trust Agreement between OHM
Corporation and National City Bank, as Trustee, as amended and restated
effective July 1, 1994. (Filed as an Exhibit to OHM Corporation’s Annual
Report on Form 10-K for the year ended December 31, 1994.)*

	16.	Fiscal Year 1997 Management Incentive Plan. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	17.	Fiscal Year 1998 Management Incentive Plan. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	18.	The IT Group, Inc. 1999 Management Incentive Plan. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)*

	19.	The IT Group, Inc. 2000 Management Incentive Plan.*
Exhibit No.	Description
20.	Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the Registrant. (Filed as an Exhibit to the Registrant’s Annual Report on Form
10-K for the year ended March 31, 1994.)* as amended by First Amendment dated January 6, 1995 to the Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the Registrant. (Filed as an Exhibit to the
Registrant's Quarterly Report on Form 10-Q for the quarter ended
December 31, 1994.)*

	21.	Retirement Plan of IT, 1993 Restatement. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.)*

	22.	Amendment Number One to IT Corporation Retirement Plan, dated as of July 1, 1995. (Filed as an Exhibit to the Registrant’s Form S-8 (No. 333-00651).)*

	23.	Amendment Number Two to IT Corporation Retirement Plan, dated as of October 1, 1995. (Filed as an Exhibit to the Registrant’s Form S-8 (No. 333- 00651).)*

	24.	Amendment Number Three to IT Corporation Retirement Plan, dated as of July 15, 1996. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-26143).)*

	25.	Amendment Number Four to IT Corporation Retirement Plan, dated as of February 1, 1997. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	26.	Amendment Number Five to IT Corporation Retirement Plan, dated as of May 13, 1997, (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	27.	Amendment Number Six to IT Corporation Retirement Plan dated as of May 27, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

28.	Amendment Number Seven to IT Corporation Retirement plan dated as of
December 31, 1998. (Filed as an Exhibit to Registrant’s Annual Report on
Form 10-K for the transition period ended December 25, 1998.)*

	29.	Amendment Number Eight to IT Corporation Retirement Plan dated as of July 26, 1999. (Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.)*

	30.	Amendment Number Nine to IT Corporation Retirement Plan dated as of November 1, 1999.*

	31.	Executive Stock Purchase Interest Reimbursement Plan, approved September 6, 1995. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 29, 1996.)*
Exhibit No.	Description
	32.	Executive/Directors Deferred Compensation Plan, effective January 1, 1996. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 29, 1996.)*

	33.	IT Corporation Deferred Compensation Plan (amended and restated effective January 1, 1998). (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

	34.	IT Corporation Restoration Plan amended and restated effective January 1, 1999.*

	35.	The IT Group, Inc. 1997 Non-Employee Directors Stock Plan—Director Fees, dated as of February 26, 1997. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-26143).)*

36.	Employment Agreement, dated as of November 20, 1996, by and between the
Registrant, IT Corporation, and Anthony J. DeLuca. (Filed as an Exhibit to
Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

37.	Separation Agreement, dated as of April 10, 1998, by and between the
Registrant, its subsidiaries and affiliates, and Franklin E. Coffman. (Filed as an
Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March
27, 1998.)*

	38.	Separation Agreement dated February 28, 2000 by and between James R. Mahoney and the Registrant, its subsidiaries and affiliates.*

39.	Employment Agreement, dated as of November 20, 1996, by and between the
Registrant, IT Corporation, and Raymond J. Pompe. (Filed as an Exhibit to
Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	40.	Contract Termination Agreement dated November 15, 1999 by and between Philip Strawbridge, the Registrant, its subsidiaries and affiliates.*

41.	Employment Continuation, Non-competition and Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a
Utah corporation, OHM Corporation, an Ohio corporation, and Scott Doxey.
(Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

42.	Employment Continuation, Non-competition and Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a
Utah corporation, OHM Corporation, an Ohio corporation, and Robert
Newberry. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K
for the year ended March 27, 1998.)*
Exhibit No.	Description
43.	Employment Continuation, Non-competition and Confidentiality Agreement dated the 17th day of June, 1997, by and between Beneco Enterprises, Inc., a
Utah corporation, OHM Corporation, an Ohio corporation, and Bennie Smith,
Jr. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the
year ended March 27, 1998.)*

44.	Form of Employment Agreement by and between OHM Corporation, and each of Pamela K.M. Beall, Robert J. Blackwell, Kris E. Hansel, Steven E. Harbour,
James L. Kirk, Philip V. Petrocelli, Philip O. Strawbridge, and Michael A.
Szomjassy, as amended by Amendment No. 1 in the case of each of Ms. Beall and Messrs. Blackwell, Hansel, Harbour, Strawbridge and Szomjassy, and as
amended by Amendment No. 2 in the case of each of Ms. Beall and Messrs.
Blackwell, Hansel, and Harbour. (Filed as an Exhibit to Registrant’s Annual
Report on Form 10-K for the year ended March 27, 1998.)*

	45.	The IT Group, Inc. Severance and Retention Bonus Plan dated March 5, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

46.	Executive Stock Ownership Program by and between the Registrant and certain executive officers of the Registrant. (Filed as an Exhibit to Registrant ’s Annual
Report on Form 10-K for the transition period ended December 25, 1998.)*

	47.	The IT Group, Inc. Executive Bonus Plan effective November 17, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the transition period ended December 25, 1998.)*

	48.	Form of Bonus Agreement pursuant to The IT Group, Inc. Executive Bonus Plan.*

	49.	Form of Loan Agreement pursuant to The IT Group, Inc. Executive Stock Ownership Program.*

	50.	Form of Non-Qualified Stock Option Agreement pursuant to The IT Group, Inc. Executive Stock Ownership Program and 1996 Stock Incentive Plan.*

	51.	Form of Promissory Note pursuant to The IT Group, Inc. Executive Stock Ownership Program.*

	52.	Executive Medical Health Plan.*

11	Omitted —Inapplicable.

12	Omitted —Inapplicable.

13	Omitted —Inapplicable.

16	Omitted —Inapplicable.
Exhibit No.	Description
18	Omitted —Inapplicable.

20	Omitted —Inapplicable.

21	List of the Registrant’s subsidiaries.

22	Omitted —Inapplicable.

23	1. Consent of Ernst & Young LLP, Independent Auditors.

24	Omitted —Inapplicable.

27	Financial Data Schedule for the year ended December 31, 1999.

28	Omitted —Inapplicable.

99	Omitted —Inapplicable.

*	Filed as a management compensation plan or arrangement per Item 14(a)(3) of the Securities Exchange Act.

Reports on Form 8-K

         None.

THE IT GROUP, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of period	Provision (benefit) charged to income	Accounts Written off	Other	Balance at end of period

Year ended December 31, 1999:
Allowance for doubtful accounts	$18,958	$2,464	$(4,155)	$ 756(1)	$18,023
Valuation allowance for deferred tax asset	$50,267	($2,473)	$ —	$9,621(4)	$57,415

Nine months ended December 25, 1998:
Allowance for doubtful accounts	$19,026	$1,203	$(3,101)	$ 1,830(2)	$18,958
Valuation allowance for deferred tax asset	$31,865	$6,059	$ —	$12,343(5)	$50,267

Year ended March 27, 1998:
Allowance for doubtful accounts	$ 2,055	$ 206	$(1,147)	$17,912(3)	$19,026
Valuation allowance for deferred tax asset	$ 9,471	$2,252	$ —	$20,142(6)	$31,865

(1)	Represents allowance for doubtful accounts recorded on the books of EMCON at acquisition.

(2)	Represents allowance for doubtful accounts recorded on the books of GTI at acquisition.

(3)	Represents allowance for doubtful accounts at the date of acquisition for business acquired during the twelve months ended March 27, 1988 totaling $18,020 less the allowance for doubtful accounts of $108 relating to the sale of IT's remediation services business.

(4)	Represents valuation allowance adjustments relating to the OHM, GTI, EFM and EMCON acquisitions.

(5)	Represents valuation allowance adjustments relating to the acquisitions of OHM and GTI.

(6)	Represents valuation allowance adjustment relating to the acquisition of OHM.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pittsburgh, Pennsylvania on the 30th day of March, 2000.

THE IT GROUP, INC.

By:	/s/ Anthony J. DeLuca

Anthony J. DeLuca
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel A. D'Aniello	Chairman of the Board of	March 30, 2000
Directors
Daniel A D'Aniello

/s/ Anthony J. DeLuca	Director, Chief Executive Officer	March 30, 2000
and President
Anthony J. DeLuca	(Principal Executive Officer)

/s/ Philip B. Dolan	Director	March 30, 2000

Philip B. Dolan

/s/ E. Martin Gibson	Director	March 30, 2000

E. Martin Gibson

/s/ Francis J. Harvey, Ph.D.	Director	March 30, 2000

Francis J. Harvey, Ph.D.

/s/ James C. McGill	Director	March 30, 2000

James C. McGill

/s/ Richard W. Pogue	Director	March 30, 2000

Richard W. Pogue

/s/ Robert F. Pugliese	Director	March 30, 2000

Robert F. Pugliese

/s/ Charles W. Schmidt	Director	March 30, 2000

Charles W. Schmidt

/s/ James David Watkins	Director	March 30, 2000

James David Watkins

/s/ Harry J. Soose	Senior Vice President and	March 30, 2000
Chief Financial Officer
Harry J. Soose	(Principal Financial Officer)

/s/ James J. Pierson	Vice President, Finance	March 30, 2000
(Principal Accounting Officer)
James J. Pierson