Form 10-Q
period 2000-03-31
IT GROUP INC
filed 2000-05-15
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For quarter ended March 31, 2000

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

At May 5, 2000 the registrant had issued and outstanding an aggregate of 22,906,562 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2000

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.	3

	Condensed Consolidated Statements of Operations for the Fiscal Quarter ended March 31, 2000 and March 26, 1999 (unaudited).	4

	Condensed Consolidated Statements of Cash Flows for the Fiscal Quarter ended March 31, 2000 and March 26, 1999 (unaudited).	5

	Notes to Condensed Consolidated Financial Statements (unaudited).	6-14

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition.	15-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 6.	Exhibits and Reports on Form 8-K.	22

	Signatures	23

PART I

Item 1.   Financial Statements

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000 (Unaudited)	1999

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$ 17,861	$ 29,529
Receivables, net	442,669	427,427
Prepaid expenses and other current assets	37,319	30,664
Deferred income taxes	26,593	26,336

Total current assets	524,442	513,956
Property, plant and equipment, at cost:
Land, buildings and improvements	15,581	15,601
Machinery and equipment	108,933	104,019

	124,514	119,620
Less accumulated depreciation and amortization	57,035	54,769

Net property, plant and equipment	67,479	64,851
Cost in excess of net assets of acquired businesses	524,822	525,052
Other assets	89,564	81,878
Deferred income taxes	94,181	95,134

Total assets	$ 1,300,488	$ 1,280,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 186,668	$ 206,068
Accrued liabilities	101,737	108,731
Billings in excess of revenues	15,910	17,614
Short-term debt, including current portion of long-term debt	21,706	24,040

Total current liabilities	326,021	356,453

Long-term debt	668,737	621,772
Other long-term accrued liabilities	29,041	29,268
Minority interest	1,889	1,566
Stockholders’ equity:
Preferred stock, $100 par value; 180,000 shares authorized:
7% cumulative convertible exchangeable, 20,556 shares issued
and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued
and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,918,154 and 22,830,909 shares issued	229	228
Treasury stock at cost, 11,592 and 61,222 shares	(167)	(946)
Additional paid-in capital	350,035	350,627
Deficit	(81,416)	(84,666)
Accumulated other comprehensive income	(546)	(96)

Total stockholders’ equity	274,800	271,812

Total liabilities and stockholders’ equity	$ 1,300,488	$ 1,280,871

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal quarter ended
	March 31,	March 26,
	2000	1999

	(Unaudited)

Revenues	$ 317,145	$ 257,974
Cost and expenses:
Cost of revenues	274,722	224,677
Selling, general and administrative expenses	18,498	14,826

Operating income	23,925	18,471

Interest expense, net	16,055	8,833

Income before income taxes	7,870	9,638
Provision for income taxes	3,030	3,855

Net income	4,840	5,783

Preferred stock dividends	(1,590)	(1,590)

Net income applicable to common stock	$ 3,250	$ 4,193

Net income per common share basic	$ 0.14	$ 0.19

Net income per common share diluted	$ 0.14	$ 0.17

Weighted average common shares outstanding:

Basic	22,881	22,640

Diluted	28,971	29,273

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal quarter ended
	March 31, 2000	March 26, 1999
	(Unaudited)

Cash flows from operating activities:
Net income	$ 4,840	$ 5,783
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	8,658	6,321
Deferred income taxes	1,987	3,372
Other	337	704
Changes in assets and liabilities, net of effects
from acquisitions:
Changes in assets and liabilities	(38,881)	(14,922)
Discontinued operations	(4,337)	(2,235)

Net cash used for operating activities	(27,396)	(977)
Cash flows from investing activities:
Capital expenditures	(6,162)	(3,480)
Acquisition of businesses	(13,851)	(10,162)
Other, net	(3,892)	(1,349)

Net cash used for investing activities	(23,905)	(14,991)
Cash flows from financing activities:
Financing costs	(3,339)	(1,078)
Net borrowing of long-term debt	44,562	22,564
Net issuance of common stock	—	36
Dividends paid on preferred stock	(1,590)	(1,590)

Net cash provided by financing activities	39,633	19,932

Net increase (decrease) in cash and cash equivalents	(11,668)	3,964
Cash and cash equivalents at beginning of period	29,529	21,265

Cash and cash equivalents at end of period	$ 17,861	$ 25,229

See accompanying notes

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of significant accounting policies:

Basis of presentation and principles of consolidation

The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended March 31, 2000, pursuant to the rules of the Securities and Exchange Commission. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the fiscal period ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year. The December 31, 1999 balance sheet amounts were derived from audited financial statements.

Recent accounting pronouncements

In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133" which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company intends to adopt FASB Statement No. 133 in the first fiscal quarter of the year 2001 although earlier adoption is permitted. The Company is required by its Credit Facilities to use swap agreements to manage the interest rate risks associated with the variable nature of a portion of borrowings under the Company's Credit Facilities. FASB Statement No. 133 requires these swap agreements to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the impact of adopting this new standard will be material to the Company's financial statements.

Contract accounting and accounts receivable

Included in accounts receivable, net at March 31, 2000 are billed receivables, unbilled receivables and retention in the amounts of $359 million, $69 million and $15 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of March 31, 2000 were $191 million, $47 million and $4 million, respectively. At December 31, 1999, billed receivables, unbilled receivables and retention were $345 million, $67 million and $15 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 31, 1999 were $171 million, $47 million and $4 million, respectively.

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

Included in accounts receivable at March 31, 2000 is approximately $37 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 6, "Contingencies"). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

Changes in presentation of comparative financial statements

Certain amounts in the prior year financial statements were reclassified to conform with the presentation in the current period.

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

The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$44,601
Property and equipment	11,749
Cost in excess of net assets of acquired businesses	43,467
Other long term assets	16,508
Current liabilities	39,989
Long term liabilities, primarily debt	12,225

As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $15 million for the estimated EMCON severance, office closure and lease termination costs of which $10 million has been paid through March 31, 2000. The balance of these costs will principally be paid over the next three years.

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

The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The EFM net assets acquired were $2 million. The excess of the purchase price over the adjusted fair value of assets acquired and liabilities assumed of $92 million has been finalized at March 31, 2000, is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty five years.

As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7 million for the estimated EFM severance, office closure and lease termination costs of which $5 million has been paid through March 31, 2000. The balance will primarily be paid over the next two years.

Roche

On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10 million plus $1 million in transaction costs, and potential future earnout payments ranging from zero to $9 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenues of approximately $28 million for the year ended December 31, 1998.

The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $6 million has been finalized at March 31, 2000, and is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years.

The estimated fair value of the assets acquired and liabilities assumed of Roche, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$11,670
Property and equipment	1,711
Cost in excess of net assets of acquired businesses	5,673
Other long term assets	3,989
Current liabilities	12,289
Long term liabilities, primarily debt	664

Business Acquisition accruals

For the acquisitions of OHM, GTI, EFM and EMCON, the following table summarizes the activity of acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations for the three months ended March 31, 2000.

Three Months Ended March 31, 2000 (in thousands)
	Reserve balance at 12/31/99	Accruals	Payments	Reserve balance at 3/31/00
Severance	$ 5,014	$ —	$ (2,814)	$ 2,200
Office closure, lease termination and other	12,938	1,410	(2,662)	11,686
Total	$ 17,952	$ 1,410	$ (5,476)	$ 13,886

3. Long-term debt:

On March 8, 2000, the Company obtained from its lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1.0 million commencing September 2000, and four quarterly payments of $22 million commencing in September 2006 through June 2007. The proceeds from the Term C loan were utilized to repay revolving credit facility loans outstanding without reducing availability under the Company's revolving credit facility. The Term C loan bears interest at variable rates, currently at LIBOR plus 3% per annum (or the Bank's base rate plus 2% per annum).

As amended, the Company's credit facilities consist of an eight-year amortizing term loan (Term B loan) of $228 million (currently $221 million outstanding), the Term C loan of $100 million, and a six-year revolving credit facility (revolving loans) of $185 million that contains a sublimit of $25 million for letter of credit issuance. The Term B loan made under the credit facilities bears interest at a rate equal to LIBOR plus 2.75% as adjusted per annum (or the lender's base rate plus 1.75% per annum) and amortizes on a semi-annual basis in aggregate annual installments of $4.5 million until June, 2004, with the remainder payable in eight equal subsequent quarterly installments through June 2006. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.25% as adjusted per annum (or the lender's base rate plus 1.25% per annum). The interest rate spreads on the term loans and revolving loans are subject to one upward, and several downward adjustments, based upon the ratio of the Company's consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility.

On April 9, 1999, the Company issued $225 million of senior subordinated notes (Notes). The Company received $216 million in proceeds, net of expenses of $9 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions and to refinance existing indebtedness under the Company's revolving credit facility.

Letters of credit outstanding at March 31, 2000 were $3 million. The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $14 million. These notes payable mature at various dates through 2003, at interest rates ranging from 6.9% to 9.5%.

4. Income taxes:

For the first quarter ended March 31, 2000, the Company recorded an income tax provision of $3 million, reflecting an income tax rate of approximately 38.5% on pretax income of $8 million which is based upon the estimated tax rate for the entire year.

Based on a net deferred tax asset of $119 million (net of a valuation allowance of $57 million) at March 31, 2000 and assuming a net federal and state effective tax rate of 38%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $313 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, recent acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

5. Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31, 2000	March 26, 1999
	(In thousands, except per share data)
Numerator:
Net income	$ 4,840	$5,783
Preferred stock dividends	(1,590)	(1,590)

Numerator for basic earnings per share—net income available to
common stockholders	$ 3,250	$ 4,193

Effect of conversion of dilutive securities:
Preferred stock dividends	692	692

Numerator for diluted earnings per share—net income applicable to
common stock	$ 3,942	$ 4,885

Denominator:
Denominator for basic earnings per share—weighted average shares	22,881	22,640
Effect of conversion of dilutive securities:
Common equivalent shares	17	560
Convertible preferred stock	6,073	6,073

Denominator for diluted earnings per share—adjusted weighted-
average shares and assumed conversions	28,971	29,273

Net income per share basic:
Earnings (net of preferred stock dividends)	$ 0.14	$ 0.19

Net income per share diluted	$ 0.14	$ 0.17

6. Contingencies:

For information regarding legal proceedings of the Company's continuing operations, please see Note 8, "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 8, "Discontinued Operations" for information regarding the legal proceedings of the discontinued operations of the Company.

7. Operating segments:

Organization

The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Technology (C & T), Outsourced Services and International. In 1999 in response to market conditions, the Company realigned its organizational structure, altering its four reportable segments and its internal segment reporting of indirect operating expenses and segment profit margin. Prior period segment information is presented on the new basis, which did not materially impact overall segment profit margins or comparability between the periods presented. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, Energy and Nuclear Operations, Commercial Engineering and Construction and Solid Waste business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence and strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to multi-national and foreign industries through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

Segment Information

	E & C	C & T	Outsourced Services	International	Total
	(In thousands)

Quarter ended March 31, 2000 Revenues	$ 250,889	$ 17,669	$ 28,397	$ 20,190	$ 317,145

Segment profit	30,763	3,476	2,502	671	37,412

Quarter ended March 26, 1999 Revenues	$ 215,546	$ 11,906	$ 23,332	$ 7,190	$ 257,974

Segment profit	25,644	1,503	1,766	8	28,921

	Quarter ended
	March 31, 2000	March 26, 1999

Total profit for reportable segments	$ 37,412	$ 28,921
Unallocated amounts:
Corporate selling, general and administrative expense	(13,487)	(10,450)
Interest expense, net	(16,055)	(8,833)

Income before income taxes	$ 7,870	$ 9,638

8. Discontinued operations:

Overview

In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. At March 31, 2000, the Company's condensed consolidated balance sheet included accrued liabilities of $9 million. The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision as adjusted is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

Northern California Facilities

As of March 31, 2000, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure. The Company maintains environmental insurance coverage which provides for reimbursement of post-closure costs up to the policy limits, which are in excess of the Company's post-closure cost estimates. The Company continues to perform the studies required by the approved closure plans for the fourth facility, and there were no significant developments with these sites during the quarter.

GBF Pittsburg site

With respect to the GBF Pittsburg landfill site near Antioch, California, in April 2000, as a result of settlement discussions regarding the proportionate share of responsibilities and remediation costs, the parties to the litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) made progress towards an agreement to settle all outstanding issues. Based upon this progress, the previously scheduled trial date of July 2000 was rescinded.

Other site cleanup actions

The Company was a major provider of hazardous waste transportation, treatment and disposal operations in California prior to the December 1987 adoption of its strategic restructuring program, and has been named a PRP at a number of other sites and may from time to time be so named at additional sites. During the quarter ended March 31, 2000, the Company was named as a PRP at the Casmilia Landfill in Santa Barbara County, California and at the West County Landfill in Richmond, California and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its transportation, treatment and disposal discontinued operations. The Company has either denied responsibility and/or is participating with others named by the USEPA and/or the California EPA, Department of Toxic Substance Control in conducting investigations as to the nature and extent of contamination at the sites. Based on the Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to the Casmalia and West County Landfills, and sites not described above at which the Company has been notified of its alleged status as a PRP, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

9. Financial information for subsidiary guarantors

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

Summarized Condensed Financial Information
Three Months Ended March 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$ —	$ 492,506	$ 31,509	$ 427	$ 524,442
Non current assets	19,189	1,215,385	41,290	(499,818)	776,046
Current liabilities	17,167	284,473	29,268	(4,887)	326,021
Revenues	—	299,861	17,379	(95)	317,145
Gross margin	—	41,278	1,240	(95)	42,423
Net income (loss)	(5,181)	9,857	488	(324)	4,840
Net cash provided by (used in) operating activities	9,392	(39,725)	4,623	(1,686)	(27,396)
Net cash provided by (used in) investing activities	260	(22,826)	1,092	(2,431)	(23,905)
Net cash provided by (used in) financing activities	98,000	(58,922)	596	(41)	39,633

Summarized Condensed Financial Information
Three Months Ended March 26, 1999

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$ —	$ 383,336	$ 17,612	$ 64	$ 401,012
Non current assets	12,352	958,926	9,826	(426,058)	555,046
Current liabilities	1,541	245,588	17,044	(4,063)	260,110
Revenues	—	250,816	7,158	—	257,974
Gross margin	—	33,131	166	—	33,297
Net income (loss)	(849)	6,587	189	(144)	5,783
Net cash provided by (used in) operating activities	(586)	(389)	(2,214)	2,212	(977)
Net cash provided by (used in) investing activities	122	(214,688)	(21,479)	221,054	(14,991)
Net cash provided by (used in) financing activities	—	19,754	48	130	19,932

10. Subsequent events:

On May 9, 2000, the Company acquired all the stock of W&H Pacific for $10 million plus up to $8 million in potential earnout payments through 2002. The acquisition will be accounted for as a purchase in accordance with APB Opinion No. 16. W&H Pacific is an engineering and design firm serving the telecommunications, transportation, and land development markets, and has annual revenues of approximately $35 million.

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED MARCH 31, 2000

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

During 1999, in response to market conditions, we realigned our operating structure. We now operate seven principal business lines in a market/client focused structure, which comprise Government Services, Energy and Nuclear Operations (ENO), Commercial Engineering and Construction (CEC), Solid Waste, Consulting and Technology, Outsourced Services, and International. These business lines comprise four reportable segments of Engineering & Construction, Consulting & Technology, Outsourced Services, and International. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, ENO, CEC and Solid Waste business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence, strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

In the course of providing our services, we routinely subcontract services. These subcontractor costs are passed through to clients and, in accordance with industry practice, are included in our revenue. Our cost of revenue includes subcontractor costs, salaries, direct and indirect overhead costs such as rents, utilities and travel directly attributable to projects. Our selling, general and administrative expenses are comprised primarily of costs related to the executive offices, corporate accounting, information technology, marketing and bid and proposal costs. These costs are generally unrelated to specific client projects. In addition, we include in selling, general and administrative expenses amortization of intangible assets such as goodwill resulting from acquisitions.

Revenues and Gross Margins

Company. Revenues for the three months ended March 31, 2000 increased $59 million or 22.9% to $317 million, compared to revenues of $258 million reported in the three months ended March 26, 1999. This increase in revenues is primarily attributable to the acquisitions of EMCON, Inc., the Environment and Facilities Management Group of ICF Kaiser, Inc. (EFM), and Roche Limited Consulting Services (Roche). Our revenues are generally lowest in the first quarter of the year based upon the seasonality of field construction activity.

Our gross margin for the quarter ended March 31, 2000 was 13.4% of revenues, an increase from 12.9% of revenues reported in the quarter ended March 26, 1999. Our ability to maintain or improve our gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued realization of overhead savings achieved upon the complete integration of recent acquisitions.

A significant percentage of our revenues continue to be earned from more than 100 federal government contracts with various federal agencies ranging in length from one to ten years. Federal government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE). Revenues from federal government contracts accounted for approximately 50% of our consolidated revenues in the three months ended March 31, 2000 and approximately 60% in the three months ended March 26, 1999. This percentage decrease is primarily attributable due to the acquisitions of EMCON and Roche, and the overall growth in the commercial portion of the business. We serve 1,500 commercial clients on projects which range in length from one month to more than one year.

Engineering & Construction. Revenues from the Engineering & Construction segment increased $35 million, or 16.4%, to $251 million for the three months ended March 31, 2000. Our Engineering & Construction segment includes revenues performed for the DOD, the DOE, other governmental agencies, and commercial clients by our Government Services, ENO, CEC, and Solid Waste business lines, which draw personnel, equipment, and other project resource requirements from our national shared services organization. The revenue increase was the result of growth in the commercial portion of the segment, primarily as a result of the EMCON and EFM acquisitions. U.S. Government revenue levels were unchanged as projects and programs completed in 1999 were replaced with revenue earned from programs purchased as part of the EFM acquisition.

Our Engineering & Construction segment profit margin was $31 million, or 12.3% of segment revenues, for the three months ended March 31, 2000, compared to $26 million, or 11.9% of segment revenues, for the three months ended March 26, 1999. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations.

We expect to continue to earn a substantial portion of our Engineering & Construction segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. In addition, we expect to increase our revenues from the DOE in future years due to an expected transition by the DOE over the next several years to emphasize remediation, as opposed to studies, combined with our favorable experience in winning and executing similar work for the DOD, however, recent bidding results on new DOE contract awards have been impacted by significant price competition, which will affect our DOE revenue growth from new awards in the near term.

Revenue growth from the commercial sector is expected to be directly related to the desire on the part of our clients for an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. To address this trend in industry spending, we have undertaken a strategy of expanding through acquisitions our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations. In addition, we have realigned our organizational resources to address these market demands.

Consulting & Technology. Revenues from our Consulting & Technology (C & T) segment increased $6 million, or 48.4%, to $18 million for the three months ended March 31, 2000. Most of the revenues in C&T are derived from commercial clients, and increased due to growth in environmental health and safety and environmental information management services, and the EFM and EMCON acquisitions.

Our C&T segment profit margin was $3.5 million, or 19.7% of revenues in the three months ended March 31, 2000, compared to $1.5 million, or 12.6% of segment revenues for the three months ended March 26, 1999. The increase in profit margin is primarily attributable to revenue growth and operating efficiencies put in place last year.

Outsourced Services. Outsourced Services revenues increased $5 million, or 21.7%, to $28 million in the three months ended March 31, 2000. The increases in revenues are primarily due to increased contract volume at our Beneco subsidiary. Beneco specializes in program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation to the DOD as well as state and local government agencies.

Our Outsourced Services segment profit margin was $2.5 million, or 8.8% of revenues for the three months ended March 31, 2000, compared to $1.8 million, or 7.6% of segment revenues for the three months ended March 26, 1999. Margins at our Beneco subsidiary decreased slightly due to a shift in contract mix to larger, longer term contracts that have lower overall profit margins. This margin decrease was more than offset by projects and capabilities obtained with our EFM acquisition which provides similar services for NASA and other government agencies.

International. International revenues increased $13 million, or 181%, to $20 million in the three months ended March 31, 2000. The increase is the result of the Roche acquisition on March 31, 1999, and also due to growth in our operations in Australia.

Our International segment profit margin was $0.7 million, or 3.3% of revenues for the three months ended March 31, 2000, compared to zero profit margin for the three months ended March 26, 1999. The segment profit margin improvement is primarily due to the Roche acquisition and our Australia operations.

Backlog. Our total funded and unfunded backlog at March 31, 2000 was approximately $4.3 billion, including $0.6 billion relating to our share of joint venture backlog. We expect to earn revenues from our backlog primarily over the next one to five years, and approximately 85% of the backlog consists of federal government contracts many of which are subject to annual funding and definition of project scope. Further, approximately 80% is expected to be charged to our clients on a cost-reimbursable basis. The backlog at March 31, 2000 includes $2.7 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 1, "Summary of significant accounting policies—Contract accounting and accounts receivable".)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 5.8% of revenues for the three months ended March 31, 2000 compared to 5.7% of revenues in the three months ended March 26, 1999. Selling, general and administrative expenses include goodwill amortization expense of $4.6 million for the three months ended March 31, 2000 and $2.6 million for the three months ended March 26, 1999. The significant increase to goodwill amortization is primarily due to the EFM, Roche and EMCON acquisitions. Selling, general and administrative expenses excluding goodwill were 4.4% of revenues for the three months ended March 31, 2000 and 4.7% of revenues for the three months ended March 26, 1999. The decrease in selling general and administrative expenses excluding goodwill as a percentage of revenues for the periods noted is primarily attributable to scale economics driven by acquisition-related revenue growth combined with proportionally smaller increases in selling, general and administrative expenses.

Interest, Net

Net interest expense represented 5.1% of revenues in the quarter ended March 31, 2000 and 3.4% for the quarter ended March 26, 1999. This increase in the net interest expense is due principally to the increased level of debt required to finance the EFM, Roche and EMCON acquisitions, and increased working capital requirements.

Income Taxes

The provision for income tax was calculated utilizing an effective tax rate of approximately 38.5% of pretax income for the three months ended March 31, 2000. The provision for income taxes for the three months ended March 26, 1999 was calculated utilizing a 40% effective rate on pretax income. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 4.

Dividends

Our reported dividends for the first quarter ended March 31, 2000 and March 26, 1999 were $1.6 million for each quarter, and included $0.9 million for the 7% cumulative convertible exchangeable preferred stock, and $0.7 million for the 6% cumulative convertible participating preferred stock.

THE IT GROUP, INC.

FINANCIAL CONDITION

Working capital at March 31, 2000 increased $40 million, or 25%, to $198 million at March 31, 2000 from $158 million at December 31, 1999. The current ratio at March 31, 2000 was 1.61:1 which compares to 1.44:1 at December 31, 1999.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the three months ended March 31, 2000 totaled $27 million compared to $1 million used by operating activities in the corresponding period of last year primarily due to an increase in working capital resulting from the timing of client and vendor payment cycles. On March 8, 2000, we obtained from our lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan) without reducing the revolving portion of the credit facility. The Term C loan proceeds were used to repay existing revolving credit facility borrowings, a portion of which were subsequently re-borrowed to fund working capital requirements. The new loan bears interest at variable rates, currently LIBOR plus 3% per annum (or the Bank's base rate plus 2% per annum) and is payable starting in September 2000 in twelve semi-annual installments of $1.0 million followed by four quarterly payments of $22 million, with the final payment due June 2007.

Cash used for investing activities was $24 million for the three months ended March 31, 2000, compared to $15 million for the three months ended March 26, 1999. Cash used for the acquisition of businesses was $14 million and $10 million for the three months ended March 31, 2000 and the three months ended March 26, 1999, respectively. Fiscal 2000 payments included $12 million of acquisition related liabilities and $2 million in contingent consideration relating to previously acquired businesses. Fiscal 1999 payments include $8 million of acquisition related liabilities and $2 million in contingent consideration. Capital expenditures of $6 million for the three months ended March 31, 2000 were approximately $3 million greater than the prior fiscal year period, principally due to the prior year's acquisitions, and information technology enhancements.

Long-term debt of $669 million at March 31, 2000 increased from $622 million at December 31, 1999. The ratio of total debt, including current portion, to equity was 2.51:1 at March 31, 2000 and was 2.38:1 at December 31, 1999. The March 8, 2000, $100 million Term C loan financing resulted in net proceeds of $97 million. The revised debt structure with the addition of the Term C loan improved our ability to meet seasonal and overall working capital requirements, which have increased as a result of the acquisitions completed in 1999.

Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs, excluding major acquisitions, for the next twelve months. We continue to have significant cash requirements including the service on our indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements. We are continuing with our ongoing efforts to identify diversifying acquisition candidates and, simultaneously, required capital sources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include the following:

· changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

· bidding opportunities and successes,

· project results, including success in pursuing claims and change orders,

· management of our cash resources, particularly in light of our substantial leverage,

· funding of our backlog,

· matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects,

· our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

· the ultimate closure costs and post-closure costs of our discontinued operations,

· the success of our acquisition strategy, including the effects of the integration of our recent acquisitions and any future acquisitions, and achievement of expected cost savings and other synergies from these acquisitions,

· industry-wide market factors and other general economic and business conditions.

Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the our exposure to market risk from December 31, 1999.

PART II

THE IT GROUP, INC.

Item 1. Legal Proceedings.

The continuing operations litigation to which the Company is a party is more fully discussed in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See also Item 1—Notes to Condensed Consolidated Financial Statements, Note 8, "Discontinued Operations" for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

Occidental Chemical Litigation

On March 24, 2000 the U.S. District Court for the Western District of New York issued an order in the Occidental Chemical Corporation v. OHM Remediation Services Corp. litigation (U.S.D.C., W.D.N.Y., Case No. 94-0955(H)). The court granted OHM's motion for partial summary judgment against Occidental in connection with Occidental's claim against OHM of $9.2 million, and dismissed all of Occidental's claims against OHM. The court also granted a portion of Occidental's motion for partial summary judgment against OHM, and dismissed all but two of OHM's claims against Occidental, leaving OHM with claims of approximately $1.7 million. Occidental has filed a motion for reconsideration of the court's ruling and appeals are expected of any judgment.

THE IT GROUP, INC.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

10(ii)	25.	Stock Purchase Agreement dated as of March 24, 2000 by and among the Registrant, W & H Pacific, Inc., Jeffrey M. Daggett, William M. Jabs, and all other shareholders of W & H Pacific, Inc.

	26.	Master Equipment Lease Agreement dated June 3, 1996 between National City Leasing Corporation and OHM Remediation Services Corp.

	27.	Equipment Agreement dated as of June 30, 1997 between BTM Capital Corporation and OHM Remediation Services Corp.

(b) Reports on Form 8-K

None

THE IT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

/s/ ANTHONY J. DELUCA Anthony J. DeLuca President and Chief Executive Officer and Duly Authorized Officer	May 15, 2000

/s/ HARRY J. SOOSE, JR. Harry J. Soose, Jr. Senior Vice President, Chief Financial Officer and Principal Financial Officer	May 15, 2000

/s/ JAMES J. PIERSON James J. Pierson Vice President, Finance and Principal Accounting Officer	May 15, 2000