Form 10-Q
period 2000-06-30
IT GROUP INC
filed 2000-08-14
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9037

The IT Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0001212
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2790 Mosside Boulevard, Monroeville, Pennsylvania	15146-2792
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 372-7701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

At August 10, 2000 the registrant had issued and outstanding an aggregate of 22,474,329 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 30, 2000

PART I

Item 1. Financial Statements

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999
	(Unaudited)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$ 16,576	$ 29,529
Receivables, net	446,328	427,427
Prepaid expenses and other current assets	39,053	30,664
Deferred income taxes	26,589	26,336

Total current assets	528,546	513,956
Property, plant and equipment, at cost:
Land, buildings and improvements	17,243	15,601
Machinery and equipment	112,389	104,019

	129,632	119,620
Less accumulated depreciation and amortization	61,909	54,769

Net property, plant and equipment	67,723	64,851
Cost in excess of net assets of acquired businesses	545,717	525,052
Other assets	90,097	81,878
Deferred income taxes	97,920	95,134

Total assets	$1,330,003	$1,280,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 192,904	$ 206,068
Accrued liabilities	103,910	108,731
Billings in excess of revenues	16,026	17,614
Short-term debt, including current portion of long-term debt	17,548	24,040

Total current liabilities	330,388	356,453
Long-term debt	691,233	621,772
Other long-term accrued liabilities	27,406	29,268
Minority interest	1,765	1,566
Stockholders’ equity:
Preferred stock, $100 par value; 180,000 shared authorized:
7% cumulative convertible exchangeable, 20,556 shares issued and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,918,154 and 22,830,909 shares issued	229	228
Treasury stock at cost, 19,092 and 61,222 shares	(206)	(946)
Additional paid-in capital	350,120	350,627
Deficit	(76,741)	(84,666)
Accumulated other comprehensive income (deficit)	(856)	(96)

Total stockholders’ equity	279,211	271,812

Total liabilities and stockholders’ equity	$1,330,003	$1,280,871

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal quarters ended		Two fiscal quarters ended
	June 30,	June 25,	June 30,	June 25,
	2000	1999	2000	1999
	(Unaudited)
Revenues	$347,904	$301,290	$665,049	$559,264
Cost and expenses:
Cost of revenues	300,935	256,683	575,657	481,360
Selling, general and administrative expenses	14,014	13,028	27,876	25,252
Amortization of goodwill	4,813	3,050	9,449	5,652

Operating income	28,142	28,529	52,067	47,000
Interest expense, net	17,953	13,882	34,008	22,715

Income before income taxes	10,189	14,647	18,059	24,285
Provision for income taxes	3,923	5,859	6,953	9,714

Net income	6,266	8,788	11,106	14,571
Preferred stock dividends	(1,590)	(1,590)	(3,180)	(3,180)

Net income applicable to common stock	$ 4,676	$ 7,198	$ 7,926	$ 11,391

Net income per common share basic	$ 0.20	$ 0.32	$ 0.35	$ 0.50

Net income per common share diluted	$ 0.19	$ 0.27	$ 0.32	$ 0.44

Weighted average common shares outstanding:
Basic	22,905	22,710	22,893	22,674

Diluted	28,983	29,437	28,977	29,355

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Two fiscal quarters ended
	June 30,	June 25,
	2000	1999
	(Unaudited)
Cash flows from operating activities:
Net income	$11,106	$ 14,571
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	17,641	13,805
Deferred income taxes	4,630	8,361
Other	584	883
Changes in assets and liabilities, net of effects from acquisitions:
Changes in assets and liabilities	(45,828)	(53,950)
Discontinued operations	(6,057)	(2,110)

Net cash used for operating activities	(17,924)	(18,440)
Cash flows from investing activities:
Capital expenditures	(11,323)	(7,536)
Acquisition of businesses	(34,039)	(177,278)
Proceeds from sale of assets	—	980
Other, net	(5,910)	(2,315)

Net cash used for investing activities	(51,272)	(186,149)
Cash flows from financing activities:
Financing costs	(3,598)	(8,052)
Net borrowing of long-term debt	63,021	215,184
Net issuance of common stock	—	626
Dividends paid on preferred stock	(3,180)	(3,180)

Net cash provided by financing activities	56,243	204,578

Net decrease in cash and cash equivalents	(12,953)	(11)
Cash and cash equivalents at beginning of period	29,529	21,265

Cash and cash equivalents at end of period	$16,576	$ 21,254

See accompanying notes.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of significant accounting policies:

Basis of presentation and principles of consolidation

          The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended June 30, 2000, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control.

          These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the fiscal period ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year. The December 31, 1999 balance sheet amounts were derived from audited financial statements.

Recent accounting pronouncements

          In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133” which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company intends to adopt FASB Statement No. 133, as amended, in the first fiscal quarter of the year 2001 although earlier adoption is permitted. The Company is required by its Credit Facilities to use swap agreements to manage the interest rate risks associated with the variable nature of a portion of borrowings under the Company’s Credit Facilities. FASB Statement No. 133 requires these swap agreements to be recorded at fair market value and reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the impact of adopting this new standard will be material to the Company’s financial position or results of operations.

Contract accounting and accounts receivable

          Included in accounts receivable, net at June 30, 2000 are billed receivables, unbilled receivables and retention in the amounts of $370 million, $62 million and $14 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of June 30, 2000 were $186 million, $44 million and $4 million, respectively. At December 31, 1999, billed receivables, unbilled receivables and retention were $345 million, $67 million and $15 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. Government as of December 31, 1999 were $171 million, $47 million and $4 million, respectively.

          Unbilled receivables typically represent amounts earned under the Company’s contracts but not yet billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, negotiation of change orders or completion of the project. Generally, unbilled receivables are expected to be billed and collected in the subsequent year. Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

           Included in accounts receivable at June 30, 2000 is approximately $33 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. The resolutions of these claims and change orders are in various stages of development. This amount includes contract claims in litigation (see Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 6, “Contingencies”). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

2.    Business acquisitions:

          W & H Pacific, Inc.

          On May 9, 2000, the Company acquired all of the outstanding capital stock of W&H Pacific, Inc. (W&H Pacific) for $10 million plus approximately $1 million in transaction costs, and contingent consideration up to $8 million over the next two years. W&H Pacific is an engineering and design firm serving the northwestern United States in the telecommunications, transportation, and land development markets, with annual revenues of approximately $35 million.

          The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”. The acquisition was not material for presentation of pro forma financial information. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $6 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years. The purchase price allocation is preliminary and is based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

          The estimated fair value of the assets acquired and liabilities assumed of W&H Pacific, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$7,486
Property and equipment	654
Cost in excess of net assets of acquired businesses	6,451
Other long term assets	698
Current liabilities	4,418
Long term liabilities, primarily debt.	66

          As a result of the acquisition of W&H Pacific, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $1 million for the estimated W&H Pacific severance and lease termination costs, which will principally be paid over the next twelve months.

          EMCON

          On June 15, 1999, the Company acquired all of the outstanding capital stock of EMCON, a California Corporation (EMCON) for approximately $62 million plus $2 million in transaction costs. EMCON was an environmental consulting, engineering, design, construction and related outsourced services firm serving primarily the private sector with a focus on the solid waste service market. For the twelve months ended December 31, 1998, EMCON had revenues of $151 million.

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $55 million has been finalized as of June 30, 2000, and is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty five years.

          The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$37,601
Property and equipment	8,099
Cost in excess of net assets of acquired businesses	55,380
Other long term assets	21,414
Current liabilities	45,939
Long term liabilities, primarily debt.	12,225

          As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $19 million for the estimated EMCON severance, office closure and lease termination costs of which $11 million has been paid through June 30, 2000. The balance of these costs will principally be paid over the next three years.

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

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the adjusted fair value of assets acquired and liabilities assumed of $92 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty five years.

          As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7 million for the estimated EFM severance, office closure and lease termination costs of which $5 million has been paid through June 30, 2000. The balance will primarily be paid over the next two years.

Roche

          On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10 million plus $1 million in transaction costs. The transaction also included contingent consideration, of which $4.6 million was achieved as of June 30, 2000, which was recorded as additional cost in excess of net assets of acquired businesses. Potential future earnout payments range from zero to $4.6 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenues of approximately $28 million for the year ended December 31, 1998.

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $10 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years.

           The estimated fair value of the assets acquired and liabilities assumed of Roche, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$11,670
Property and equipment	1,711
Cost in excess of net assets of acquired businesses	10,238
Other long term assets	3,989
Current liabilities	12,289
Long term liabilities, primarily debt.	664

Business Acquisition accruals

          For the acquisitions of OHM, GTI, EFM, EMCON and W&H Pacific, the following table summarizes the activity of acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations for the six months ended June 30, 2000.

	Six Months Ended June 30, 2000
	Reserve balance at 12/31/99	Accruals	Payments	Reserve balance at 6/30/00
	(in thousands)
Severance	$ 5,014	$2,050	$(3,743)	$ 3,321
Office closure, lease termination and other	12,938	4,710	(4,435)	13,213

Total.	$17,952	$6,760	$(8,178)	$16,534

3.    Long-term debt:

          On March 8, 2000, the Company obtained from its lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1.0 million commencing September 2000, and four quarterly payments of $22 million commencing in September 2006 through June 2007. The proceeds from the Term C loan were utilized to repay revolving credit facility loans outstanding without reducing availability under the Company’s revolving credit facility. During the quarter ended June 30, 2000, the term C loan variable interest rate was LIBOR plus 3% per annum.

          As amended, the Company’s credit facilities consist of an eight-year amortizing term loan (Term B loan) of $228 million (currently $219 million outstanding), the Term C loan of $100 million, and a six-year revolving credit facility (revolving loans) of $185 million that contains a sublimit of $25 million for letter of credit issuance. The Term B loan made under the credit facilities bears interest at a rate equal to LIBOR plus 2.75% as adjusted per annum (or the lender’s base rate plus 1.75% per annum) and amortizes on a semi-annual basis in aggregate annual installments of $4.5 million until June, 2004, with the remainder payable in eight equal subsequent quarterly installments through June 2006. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.25% as adjusted per annum (or the lender’s base rate plus 1.25% per annum). The interest rate spreads on the term loans and revolving loans are subject to one upward, and several downward adjustments, based upon the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization. Paydowns of the Company’s revolving facility allow for subsequent re-borrowing under the facility.

          On April 9, 1999, the Company issued $225 million of senior subordinated notes (Notes). The Company received $216 million in proceeds, net of expenses of $9 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in 1999 and will be redeemable in or after 2004 at a premium. The Notes are general unsecured obligations of the Company, subordinated to the Company’s credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions and to refinance existing indebtedness under the Company’s revolving credit facility.

          Letters of credit outstanding at June 30, 2000 were $3 million. The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $10 million. These obligations mature at various dates through 2016, at interest rates ranging from 6.0% to 9.5%.

4.    Income taxes:

          For the two fiscal quarters ended June 30, 2000, the Company recorded an income tax provision of $7.0 million, reflecting an income tax rate of approximately 38.5% on pretax income of $18 million which is based upon the estimated tax rate for the entire year. For the two fiscal quarters ended June 25, 1999, the Company recorded an income tax provision of $9.7 million, reflecting an income tax rate of 40% on income of $24 million.

          Based on a net deferred tax asset of $125 million (net of a valuation allowance of $59 million) at June 30, 2000 and assuming a net federal and state effective tax rate of 38.5%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $323 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company’s position in the industry, recent acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

5.    Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	For the fiscal quarter ended		For the two fiscal quarters ended
	June 30,	June 25,	June 30,	June 25,
	2000	1999	2000	1999
	(In thousands, except per share data)

Numerator:
Net income	$6,266	$8,788	$11,106	$14,571
Preferred stock dividends	(1,590)	(1,590)	(3,180)	(3,180)

Numerator for basic earnings per share—net income available to common stockholders	$4,676	$7,198	$ 7,926	$11,391

Effect of conversion of dilutive securities:
Preferred stock dividends	692	692	1,384	1,384

Numerator for diluted earnings per share— net income applicable to common stock	$5,368	$7,890	$ 9,310	$12,775

Denominator:
Denominator for basic earnings per share- weighted average shares	22,905	22,710	22,893	22,674

Effect of conversion of dilutive securities:
Common equivalent shares	5	654	11	608
Convertible preferred stock	6,073	6,073	6,073	6,073

Denominator for diluted earnings per share- adjusted weighted-average shares and assumed conversions	28,983	29,437	28,977	29,355

Net income per share basic:	$ 0.20	$ 0.32	$ 0.35	$ 0.50

Net income per share diluted	$ 0.19	$ 0.27	$ 0.32	$ 0.44

6.    Contingencies:

    For information regarding legal proceedings of the Company’s continuing operations, please see Note 8, “Commitments and contingencies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999; current developments regarding continuing operations’ legal proceedings are discussed in Part II of this filing. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 8, “Discontinued Operations” for information regarding the legal proceedings of the discontinued operations of the Company.

7.    Operating segments:

Organization

          The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Technology (C & T), Outsourced Services and International. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, Energy and Nuclear Operations, Commercial Engineering and Construction, Solid Waste, and Transportation and Telecommunication business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence and strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/ construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to multi-national and foreign industries through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

Segment Information

	E & C	C & T	Outsourced Services	International	Total
			(In thousands)
Quarter ended June 30, 2000
Revenues	$278,186	$19,787	$23,453	$26,478	$347,904
Segment profit	34,857	3,616	1,257	1,824	41,554

Quarter ended June 25, 1999
Revenues	$242,750	$13,870	$27,807	$16,863	$301,290
Segment profit	33,042	2,599	2,661	1,666	39,968

Two quarters ended June 30, 2000
Revenues	$529,075	$37,456	$51,850	$46,668	$665,049
Segment profit	65,620	7,092	3,759	2,495	78,966

Two quarters ended June 25, 1999
Revenues	$458,296	$25,776	$51,139	$24,053	$559,264
Segment profit	58,685	4,102	4,427	1,674	68,888

	Quarter ended		Two quarters ended
	June 30,	June 25,	June 30,	June 25
	2000	1999	2000	1999

Total profit for reportable segments	$41,554	$39,968	$78,966	$68,888
Unallocated amounts:
Corporate selling, general and administrative expense	(13,412)	(11,439)	(26,899)	(21,888)
Interest expense, net	(17,953)	(13,882)	(34,008)	(22,715)

Income before income taxes	$10,189	$14,647	$18,059	$24,285

8.    Discontinued operations:

Overview

          In December 1987 the Company’s Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. At June 30, 2000, the Company’s condensed consolidated balance sheet included accrued liabilities of $8 million. The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

Northern California Facilities

          As of June 30, 2000, three of the Company’s inactive disposal sites have been formally closed and the fourth is in the process of closure. The Company maintains environmental insurance coverage which provides for reimbursement of post-closure costs up to the policy limits, which are in excess of the Company’s post-closure cost estimates. The Company continues to perform the studies required by the approved closure plans for the fourth facility, and there were no significant developments with these sites during the quarter.

GBF Pittsburg site

          With respect to the GBF Pittsburg landfill site near Antioch, California, in April 2000, as a result of settlement discussions regarding the proportionate share of responsibilities and remediation costs, the parties to the litigation (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) made progress towards an agreement to settle all outstanding issues. Based upon this progress, the previously scheduled trial date of July 2000 was rescinded, and the parties to the litigation continue to negotiate the terms and conditions of a settlement agreement.

Other site cleanup actions

           Recently, the Company was named as a PRP at the Casmilia Landfill in Santa Barbara County, California and at the West County Landfill in Richmond, California. Based on the Company’s experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, claims with respect to the Casmalia and West County Landfills, and sites not described above at which the Company has been notified of its alleged status as a PRP, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

9.    Financial information for subsidiary guarantors

          The Company’s payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s wholly owned domestic subsidiaries. The Notes have not been guaranteed by the Company’s captive insurance subsidiary nor any of the Company’s foreign subsidiaries. The following summarized financial information presents separately the composition of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Summarized Condensed Financial Information
Six Months Ended June 30, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets	$ —	$ 515,431	$14,987	$ (1,872)	$528,546
Non current assets	18,904	1,250,776	28,077	(496,300)	801,457
Current liabilities	8,187	311,152	17,061	(6,012)	330,388
Revenues	—	625,535	39,687	(173)	665,049
Gross margin	—	85,378	4,187	(173)	89,392
Net income (loss)	(9,632)	19,475	2,019	(756)	11,106
Net cash provided by (used in) operating activities	(9,220)	(13,552)	6,117	(1,269)	(17,924)
Net cash provided by (used in) investing activities	545	(47,098)	1,229	(5,948)	(51,272)
Net cash provided by (used in) financing activities	—	55,729	585	(71)	56,243

Summarized Condensed Financial Information
Six Months Ended June 25, 1999

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Current assets	$ —	$ 438,165	$33,232	$ (137)	$ 471,260
Non current assets	19,476	1,169,443	35,710	(498,565)	726,064
Current liabilities	7,279	254,328	27,886	(4,747)	284,746
Revenues	—	536,681	22,678	(95)	559,264
Gross margin	—	76,091	1,908	(95)	77,904
Net income (loss)	(5,028)	18,814	1,299	(514)	14,571
Net cash provided by (used in) operating activities	124	(10,157)	(5,673)	(2,734)	(18,440)
Net cash provided by (used in) investing activities	(7,002)	(434,509)	(38,200)	293,562	(186,149)
Net cash provided by (used in) financing activities	213,500	(10,964)	1,912	130	204,578

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

Overview

          We are a leading provider of diversified, value-added services in the areas of consulting, engineering, construction, remediation, and facilities management. Through our diverse group of highly specialized companies, clients can take advantage of a single, fully integrated delivery system and our extensive expertise. We have a strong reputation for both the high quality of our work and the breadth of the services we provide. Our current strategy anticipates no further acquisitions.

          Including our recent acquisition of W&H Pacific, Inc., we now operate eight principal business lines in a market/client focused structure, which comprise Government Services, Energy and Nuclear Operations (ENO), Commercial Engineering and Construction (CEC), Solid Waste, Transportation and Telecommunications, Consulting and Technology, Outsourced Services, and International. These business lines comprise four reportable segments of Engineering & Construction, Consulting & Technology, Outsourced Services, and International. The Engineering and Construction segment provides comprehensive environmental engineering and construction services to both government and commercial clients, and includes the Government Services, ENO, CEC, Solid Waste, and Transportation and Telecommunication business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence, strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

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

Revenues and Gross Margins

Company. Revenues for the three months ended June 30, 2000 increased $47 million or 15.5% to $348 million, compared to revenues of $301 million reported in the three months ended June 25, 1999. This increase in revenues is attributable to the June 15, 1999 acquisition of EMCON, a California Corporation (EMCON), and also internal growth in the commercial portions of the business. For the six month year to date period ended June 30, 2000, our revenues increased $106 million, or 18.9%, to $665 million. Revenue growth on a year to date basis is primarily attributable to the 1999 acquisitions of EMCON, the Environment and Facilities Management Group of ICF Kaiser, Inc. (EFM), and Roche Limited Consulting Services (Roche). Based on the seasonality of our field construction business, revenues are expected to increase in the second half of the year, resulting in revenue of approximately $1.5 billion for 2000.

           Our gross margin for the quarter ended June 30, 2000 was 13.5% of revenues, compared to 14.8% of revenues reported in the quarter ended June 25, 1999. Gross margin was unfavorably impacted by the mix of projects compared to the prior years’ quarter, and also due to project start-up delays caused by various client and regulatory issues as well as technical personnel shortages. We have taken steps to address technical staffing requirements, and do not expect these resource constraints to continue to be as significant a factor for the remainder of the year. For the six months ended June 30, 2000, gross margin was 13.4% of revenues, compared to 13.9% for the prior year to date period, also reflecting project start-up delays, project and technical staffing issues.

          A significant percentage of our revenues continue to be earned from more than 100 federal government contracts with various federal agencies ranging in length from one to eight years. Federal government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE). Revenues from federal government contracts accounted for approximately 50% of our consolidated revenues in the six months ended June 30, 2000 and approximately 58% in the six months ended June 25, 1999. This percentage decrease is primarily attributable to the acquisitions of EMCON and Roche, and the overall growth in the commercial portion of the business. We serve 1,500 commercial clients on projects which typically range in length from one month to more than one year. The trend in commercial contracts appears to be toward larger, longer term multiple-year arrangements.

          Engineering & Construction. Revenues from the Engineering & Construction segment increased $35 million, or 14.6%, to $278 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, Engineering & Construction segment revenues increased $71 million, or 15.4%, to $529 million. Our Engineering & Construction segment includes revenues performed for the DOD, the DOE, other governmental agencies, and commercial clients by our Government Services, ENO, CEC, Solid Waste, and Transportation and Telecommunications business lines, which draw personnel, equipment, and other project resource requirements from our national shared services organization. The revenue increases for the quarter and year to date periods were the result of growth in the commercial portion of the segment, including the impact of the EMCON acquisition. U. S. Government revenue levels were unchanged as projects and programs completed during 1999 were replaced with revenue earned from programs purchased as part of the EFM acquisition.

          Our Engineering & Construction segment profit margin was $35 million, or 12.5% of segment revenues, for the three months ended June 30, 2000, compared to $33 million, or 13.6% of segment revenues, for the three months ended June 25, 1999. For the six months ended June 30, 2000, our Engineering & Construction segment profit margin was $66 million, or 12.4% of segment revenues, compared to $59 million, or 12.8% of segment revenues for the six months ended June 25, 1999. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. The decreases in Engineering & Construction segment profit margins for the quarter and year to date 2000 periods compared to 1999 were primarily attributable to a current year revenue mix of lower margin projects, and project start-up delays caused by various client and regulatory issues as well as technical personnel shortages.

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

          Revenue growth from the commercial sector is expected to be directly related to the desire on the part of our clients for an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. To address this trend in industry spending, our recent strategy of expanding through acquisitions increased our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations.

           Consulting & Technology. Revenues from our Consulting & Technology segment increased $6 million, or 42.7%, to $20 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, Consulting & Technology revenues increased $12 million, or 45.3%, to $37 million. Most of the revenues in Consulting & Technology are derived from commercial clients, and increased due to growth in environmental health and safety and environmental information management services, and also due to the EMCON acquisition.

          Our Consulting & Technology segment profit margin was $3.6 million, or 18.3% of revenues in the three months ended June 30, 2000, compared to $2.6 million, or 18.7% of segment revenues for the three months ended June 25, 1999. For the six months ended June 30, 2000, Consulting & Technology segment profit margin was $7.1 million, or 18.9% of segment revenues, compared to $4.1 million, or 15.9% of segment revenues for the six months ended June 25, 1999. The increase in profit margin on a year to date basis is primarily attributable to revenue growth and operating efficiencies put in place last year.

          Outsourced Services. Outsourced Services revenues decreased $4 million, or 15.7%, to $23 million in the three months ended June 30, 2000. The decrease in revenues compared to the prior year’s quarter is due to lower contract volume at our Beneco subsidiary, which has been impacted by lower than anticipated funding of task orders from both existing contracts and new contract awards from indefinite deliver order contracts, despite increased backlog. However, for the six months ended June 30, 2000, Outsourced Services revenues increased $1 million, or 1.4%, to $52 million. We expect our revenues from Outsourced Services to increase over the next several years as a result of our increased backlog and levels of bidding activity.

          Our Outsourced Services segment profit margin was $1.3 million, or 5.4% of revenues for the three months ended June 30, 2000, compared to $2.7 million, or 9.6% of segment revenues for the three months ended June 25, 1999. For the six months ended June 30, 2000, Outsourced Services segment profit margins were $3.8 million, or 7.2% of segment revenues, compared to $4.4 million, or 8.7% of segment revenues for the six months ended June 25, 1999. Margins decreased in the quarter due to volume reductions without corresponding reductions in overhead costs, and due to lower overall project profit margins.

          International. International revenues increased $10 million, or 57%, to $26 million in the three months ended June 30, 2000. For the six months ended June 30, 2000, International revenues increased $23 million, or 94%, to $47 million. The increase is the result of the Roche acquisition on March 31, 1999, and also due to growth in our operations in Australia.

          Our International segment profit margin was $1.8 million, or 6.9% of segment revenues for the three months ended June 30, 2000, compared to $1.7 million, or 9.9% of segment revenues for the three months ended June 25, 1999. For the six months ended June 30, 2000, International segment profit margin was $2.5 million, or 5.3% of segment revenues, compared to $1.7 million, or 7.0% of segment revenues for the six months ended June 25, 1999. Growth in segment profit margins from Australia operations were offset by lower margins at CMIT, our consolidated, 50.1% owned entity which is headquartered in Taiwan.

          Backlog. Our total funded and unfunded backlog at June 30, 2000 was approximately $4.5 billion, including $0.6 billion relating to our share of joint venture backlog. We expect to earn revenues from our backlog primarily over the next one to five years, and approximately 85% of the backlog consists of federal government contracts, many of which are subject to annual funding and definition of project scope. Approximately 75% of our backlog is expected to be charged to our clients on a cost-reimbursable basis, a decrease from the 85% estimated cost-reimburseable composition at December 31, 1999, reflecting a shift in new awards to more fixed price and unit price contracts. The backlog at June 30, 2000 includes $2.8 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

           Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 1, “Summary of significant accounting policies—Contract accounting and accounts receivable”.)

Selling, General and Administrative Expenses

           Selling, general and administrative expenses were 4.0% of revenues for the three months ended June 30, 2000 and 4.3% of revenues for the three months ended June 25, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were 4.2% of revenues, compared to 4.5% of revenues for the six months ended June 25, 1999. The decreases in selling general and administrative expenses as a percentage of revenues compared to the prior year are primarily attributable to scale economics driven by acquisition-related revenue growth, combined with proportionally smaller increases in selling, general and administrative expenses.

Amortization of Goodwill

          Goodwill amortization expense was $4.8 million for the three months ended June 30, 2000 and $3.0 million for the three months ended June 25, 1999. For the six months ended June 30, 2000, goodwill amortization expense was $9.4 million, compared to $5.7 million for the prior year to date period. The increases to goodwill amortization compared to the prior year are primarily due to the EMCON acquisition and contingent consideration paid relating to prior acquisitions.

Interest, Net

          Net interest expense represented 5.2% of revenues in the quarter ended June 30, 2000 and 4.6% for the quarter ended June 25, 1999. For the six months ended June 30, 2000, net interest expense was 5.1% of revenues, compared to 4.1% of revenues for the prior year to date period. These increases in net interest expense are due to the increased level of debt required to finance the EFM, Roche, EMCON, and W&H Pacific acquisitions, increased working capital requirements, and increased borrowing cost as a result of multiple interest rate increases by the Federal Reserve Board during 2000.

Income Taxes

          The provision for income taxes for the three month and six month periods ended June 30, 2000 was calculated utilizing an effective tax rate of approximately 38.5% of pretax income, which is based upon the estimated tax rate for the entire year. The provision for income taxes for the three months and six months ended June 25, 1999 was calculated utilizing a 40% effective rate on pretax income. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements, Note 4, “Income taxes”.

Dividends

          Dividends paid for the two quarters ended June 30, 2000 and June 25, 1999 were $3.2 million for each period, and included $1.8 million for the 7% cumulative convertible exchangeable preferred stock, and $1.4 million for the 6% cumulative convertible participating preferred stock.

THE IT GROUP, INC.

FINANCIAL CONDITION

          Working capital at June 30, 2000 increased $40 million, or 26%, to $198 million at June 30, 2000 from $158 million at December 31, 1999. The current ratio at June 30, 2000 was 1.60:1 which compares to 1.44:1 at December 31, 1999.

          Cash used by operating activities, which includes cash outflows related to discontinued operations, was $18 million for both the six months ended June 30, 2000 and June 25, 1999. Cash used by ongoing operations was $12 million through June 30, 2000, compared to $16 million through June 25, 1999. The seasonality of the field construction portion of our business generally results in the usage of cash for operating activities through the third quarter, with cash inflow from operating activities substantially being generated in the fourth quarter of the fiscal year. Cash usage related to our discontinued operations was $6 million in 2000, compared to $2 million in 1999, and increased due to payments for post-closure environmental insurance policies, and site closure activities (see Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements—Note 8, “Discontinued Operations”).

          Cash used for investing activities was $51 million for the six months ended June 30, 2000, compared to $186 million for the six months ended June 25, 1999. The uses of cash in both periods were primarily related to the acquisition of businesses. For the six months ended June 30, 2000, cash used for the acquisition of businesses was $34 million, including $10 million for W&H Pacific, and $22 million for acquisition related liabilities and $2 million in contingent consideration relating to previous acquisitions. For the six months ended June 25, 1999, cash used for the acquisition of businesses was $177 million, which included initial acquisition costs of $74 million for EFM, $10 million for Roche, $62 million for EMCON, and $31 million for acquisition related liabilities and contingent consideration relating to previous acquisitions. Investing activities relating to capital expenditures were $11 million for the six months ended June 30, 2000 compared to $8 million for the prior year to date period, principally due to the prior year’s acquisitions, and information technology enhancements.

          On March 8, 2000, we obtained from our lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan) without reducing the revolving portion of the credit facility. The Term C loan proceeds were used to repay revolving credit facility borrowings, a portion of which have been subsequently re-borrowed to fund normal working capital requirements. The Term C loan bears interest at variable rates, LIBOR plus 3% per annum since funding, and is payable starting in September 2000 in twelve semi-annual installments of $1.0 million followed by four quarterly payments of $22 million, with the final payment due June 2007.

          Long-term debt of $691 million at June 30, 2000 increased $69 million, from $622 million at December 31, 1999. The ratio of total debt, including current portion, to equity was 2.54:1 at June 30, 2000 and was 2.38:1 at December 31, 1999. The March 8, 2000, $100 million Term C loan financing resulted in net proceeds of $97 million. The revised debt structure with the addition of the Term C loan improved our ability to meet seasonal and overall working capital requirements, which have increased as a result of the acquisitions completed in 1999.

          Our current strategy is to optimize performance in core businesses while maximizing cash flow generated by operations, with emphasis on working capital management, as well as the potential sale of certain non-core assets, to reduce debt. We do not anticipate making any further acquisitions under this strategy. Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the next twelve months. We continue to have significant cash requirements including the service on our indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements.

THE IT GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “ anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee” and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include the following:

•	changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

•	bidding opportunities and successes,

•	project results, including success in pursuing claims and change orders,

•	management of our cash resources, particularly in light of our substantial leverage,

•	funding of our backlog,

•	matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients’ timing of projects,

•	our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

•	the ultimate closure costs and post-closure costs of our discontinued operations,

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

PART II

THE IT GROUP, INC.

Item 1. Legal Proceedings.

          The continuing operations litigation to which the Company is a party is more fully discussed in Note 9, “ Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See also Item 1—Notes to Condensed Consolidated Financial Statements, Note 8, “Discontinued Operations” for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company’s legal proceedings since the date of the Company’s Annual Report on Form 10-K.

Ministry of Ontario Proceeding

          Roche Ltd, Consulting Group (“Roche”), a Canadian subsidiary of the Company, in a complaint filed in Ontario Court (Provincial Division), has been recently notified of its alleged responsibility for discharge of wood fiber and odor as well as discharge of particulate matter under the Ontario Environmental Protection Act. The alleged violation is purported to have occurred in 1998 and relates to a facility Roche constructed in joint venture with another company in Pembroke, Ontario, Canada, prior to the March 31, 1999 IT Group acquisition of Roche. The parties named in the complaint also include the owner of the facility and the joint venture participant. The Company believes it has substantial defenses and denies all liability. If liability were to be established, the monetary sanction that could be imposed may exceed $100,000. The Company is indemnified against the alleged liability by the Roche former shareholders. Management does not believe that the alleged violation will have a material impact to the Company’s financial position or results of operations. The trial date is anticipated to occur in 2001.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders held on June 8, 2000, the following individuals were elected to the Board of Directors as Common Stock Directors:

	Votes For	Votes Withheld

Nominees for term expiring in 2001:
Anthony J. DeLuca	19,737,909	794,818
Francis J. Harvey	19,822,887	709,840
James C. McGill	19,610,419	922,308
Richard W. Pogue	19,765,062	767,665
Charles W. Schmidt	19,754,842	777,885

The following proposal was approved at the Company’s Annual Meeting:

	Affirmative Votes	Negative Votes	Votes Withheld

1. Approval of adoption of 2000 Stock Incentive Plan	11,669,983	3,419,403	5,443,341

THE IT GROUP, INC.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None

(b)	Reports on Form 8-K

None

THE IT GROUP, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

/s/ ANTHONY J. DELUCA Anthony J. DeLuca President and Chief Executive Officer and Duly Authorized Officer	August 14, 2000

/s/ HARRY J. SOOSE, JR. Harry J. Soose, Jr. Senior Vice President, Chief Financial Officer and Principal Financial Officer	August 14, 2000

/s/ JAMES J. PIERSON James J. Pierson Vice President, Finance and Principal Accounting Officer	August 14, 2000