Form 10-Q
period 2000-09-29
IT GROUP INC
filed 2000-11-01
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarter ended September 29, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-9037

THE IT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0001212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Mosside Boulvard, Monroeville, Pennsylvania	15146-2792
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (412) 372-7701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

At October 30, 2000 the registrant had issued and outstanding an aggerate of 21,893,725 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 29, 2000

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 29, 2000 (unaudited) and December 31, 1999	3

	Condensed Consolidated Statements of Operations for the Fiscal Quarters and Three Fiscal Quarters ended September 29, 2000 and October 1, 1999 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Fiscal Quarters ended September 29, 2000 and October 1, 1999 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-15

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	16-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	24

	Signatures	25

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2000	December 31, 1999

	(Unaudited)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$ 15,771	$ 29,529
Receivables, net	471,362	427,427
Prepaid expenses and other current assets	50,510	30,664
Deferred income taxes	26,659	26,336

Total current assets	564,302	513,956
Property, plant and equipment, at cost:
Land, buildings and improvements	14,666	15,601
Machinery and equipment	117,227	104,019

	131,893	119,620
Less accumulated depreciation and amortization	64,292	54,769

Net property, plant and equipment	67,601	64,851
Cost in excess of net assets of acquired businesses	542,602	525,052
Other assets	87,791	81,878
Deferred income taxes	93,891	95,134

Total assets	$ 1,356,187	$ 1,280,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 221,887	$ 206,068
Accrued liabilities	102,651	108,731
Billings in excess of revenues	14,996	17,614
Short-term debt, including current portion of long-term debt	19,239	24,040

Total current liabilities	358,773	356,453
Long-term debt	696,600	621,772
Other long-term accrued liabilities	20,333	29,268
Minority interest	1,826	1,566
Stockholders' equity:
Preferred stock, $100 par value; 180,000 shared authorized:

7% cumulative convertible exchangeable, 20,556 shares issued and outstanding, 24,000 shares authorized	2,056	2,056

6% cumulative convertible participating, 46,095 shares issued and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,918,154 and 22,830,909 shares issued	229	228
Treasury stock at cost, 1,024,429 and 61,222 shares	(5,099)	(946)
Additional paid-in capital	350,152	350,627
Deficit	(71,421)	(84,666)
Accumulated other comprehensive income (deficit)	(1,871)	(96)

Total stockholders' equity	278,655	271,812
Total liabilities and stockholders' equity	$ 1,356,187	$ 1,280,871

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal quarters ended		Three fiscal quarters ended

	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999

	(Unaudited)

Revenues	$ 383,271	$ 394,148	$ 1,048,320	$ 953,412
Cost and expenses:
Cost of revenues	334,028	339,068	909,685	820,428
Selling, general and administrative expenses	14,072	15,207	41,948	40,459
Amortization of goodwill	5,043	4,318	14,492	9,970

Operating income	30,128	35,555	82,195	82,555
Interest expense, net	18,894	17,048	52,902	39,763

Income before income taxes	11,234	18,507	29,293	42,792
Provision for income taxes	4,325	6,171	11,278	15,885

Net income	6,909	12,336	18,015	26,907
Preferred stock dividends	(1,590)	(1,590)	(4,770)	(4,770)

Net income applicable to common stock	$ 5,319	$ 10,746	$ 13,245	$ 22,137

Net income per common share basic	$ 0.24	$ 0.47	$ 0.58	$ 0.98

Net income per common share diluted	$ 0.21	$ 0.39	$ 0.53	$ 0.83

Weighted average common shares outstanding:
Basic	22,390	22,758	22,725	22,703

Diluted	28,473	31,228	28,809	29,348

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three fiscal quarters ended

	September 29, 2000	October 1, 1999

	(Unaudited)
Cash flows from operating activities:
Net income	$ 18,015	$ 26,907
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	27,095	22,967
Deferred income taxes	8,589	13,515
Other	(1,182)	309
Changes in assets and liabilities, net of effects
from acquisitions:
Changes in assets and liabilities	(48,529)	(78,789)
Discontinued operations	(8,104)	(4,391)

Net cash used for operating activities	(4,116)	(19,482)
Cash flows from investing activities:
Capital expenditures	(15,147)	(14,461)
Acquisition of businesses	(47,961)	(195,704)
Proceeds from sale of assets	2,165	2,040
Other, net	(6,947)	(5,773)

Net cash used for investing activities	(67,890)	(213,898)
Cash flows from financing activities:
Financing costs	(3,649)	(8,392)
Net borrowing of long-term debt	71,599	247,036
Net issuance of common stock	-	648
Purchase of treasury shares	(4,932)	-
Dividends paid on preferred stock	(4,770)	(5,668)

Net cash provided by financing activities	58,248	233,624

Net increase (decrease) in cash and cash equivalents	(13,758)	244
Cash and cash equivalents at beginning of period	29,529	21,265

Cash and cash equivalents at end of period	$ 15,771	$ 21,509

See accompanying notes.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of significant accounting policies:

Basis of presentation and principles of consolidation

The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended September 29, 2000, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control.

These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the fiscal periods ended September 29, 2000 are not necessarily indicative of the results for the full fiscal year. The December 31, 1999 balance sheet amounts were derived from audited financial statements.

Recent accounting pronouncements

In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company intends to adopt FASB Statement No. 133, as amended, in the first fiscal quarter of the year 2001 although earlier adoption is permitted. The Company is required by its Credit Facilities to use swap agreements to manage the interest rate risks associated with the variable nature of a portion of borrowings under the Company's Credit Facilities. FASB Statement No. 133 requires these swap agreements to be recorded at fair market value and elements of these agreements to be reflected in earnings. The Company has evaluated its existing interest rate contracts and management does not believe that the impact of adopting this new standard will be material to the Company's financial position. The impact to operations is not expected to be material, however the actual impact will depend upon the interest rate market at the date of adoption.

Contract accounting and accounts receivable

Included in accounts receivable, net at September 29, 2000 are billed receivables, unbilled receivables and retention in the amounts of $392 million, $63 million and $16 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. government as of September 29, 2000 were $189 million, $44 million and $5 million, respectively. At December 31, 1999, billed receivables, unbilled receivables and retention were $345 million, $67 million and $15 million, respectively. Billed receivables, unbilled receivables and retention from the U.S. government as of December 31, 1999 were $171 million, $47 million and $4 million, respectively.

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

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in accounts receivable at September 29, 2000 is approximately $36 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. The resolutions of these claims and change orders are in various stages of development. This amount includes contract litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, "Contingencies"). While management believes no material loss will be incurred related to these claims and change orders, the actual amounts realized could be materially different than the amount recorded.

2. Business acquisitions:

W&H Pacific, Inc.

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

The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The pro forma impact on the Company's operations was not material. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $6 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years. The purchase price allocation is preliminary and is based upon information currently available. Management is continuing to gather and evaluate information regarding the valuation of assets and liabilities at the date of the acquisition. Management does not anticipate material changes to the preliminary allocation.

The estimated fair value of the assets acquired and liabilities assumed of W&H Pacific, as adjusted, are as follows:

Description	Amount

(In thousands)
Current assets	$7,886
Property and equipment	654
Cost in excess of net assets of acquired businesses	6,051
Other long term assets	698
Current liabilities	4,418
Long term liabilities, primarily debt	66

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

The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $55 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty five years.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, are as follows:

Description	Amount

(In thousands)
Current assets	$37,601
Property and equipment	8,099
Cost in excess of net assets of acquired businesses	55,380
Other long term assets	21,414
Current liabilities	45,939
Long term liabilities, primarily debt	12,225

As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $19 million for the estimated EMCON severance, office closure and lease termination costs of which $12 million has been paid through September 29, 2000. The balance of these costs will principally be paid over the next two years.

EFM Group

On April 9, 1999, the Company acquired specified assets of the EFM Group (EFM) from ICF Kaiser International, Inc. (Kaiser) for $82 million, representing $74 million in cash net of $8 million of working capital retained by Kaiser. EFM provided environmental remediation, program management and technical support for United States Government agencies including the Department of Defense, National Aeronautics and Space Administration and the Department of Energy, as well as private sector environmental clients. EFM had revenues of approximately $106 million for the calendar year ended December 31, 1998.

The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the adjusted fair value of assets acquired and liabilities assumed of $92 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty five years.

As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7 million for the estimated EFM severance, office closure and lease termination costs of which $5 million has been paid through September 29, 2000. The balance will primarily be paid over the next two years.

Roche

On March 31, 1999, the Company acquired all of the outstanding capital stock of Roche Limited Consulting Services (Roche) for $10 million plus $1 million in transaction costs. The transaction also included contingent consideration, of which $4.6 million has been paid and recorded as additional cost in excess of net assets of acquired businesses. Potential future earnout payments range from zero to $4.6 million. Roche is based in Quebec City, Canada and provides engineering and construction services to wastewater, paper, mining and transportation industries worldwide. Roche had revenues of approximately $28 million for the year ended December 31, 1998.

The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $10 million is classified as cost in excess of net assets of acquired businesses, and is being amortized over twenty years.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair value of the assets acquired and liabilities assumed of Roche, as adjusted, are as follows:

Description	Amount

(In thousands)
Current assets	$11,670
Property and equipment	1,711
Cost in excess of net assets of acquired businesses	10,238
Other long term assets	3,989
Current liabilities	12,289
Long term liabilities, primarily debt	664

Business Acquisition accruals

For the acquisitions of OHM, GTI, EFM, EMCON and W&H Pacific, the following table summarizes the activity of acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations for the nine months ended September 29, 2000.

Nine Months Ended September 29, 2000

	Reserve balance at 12/31/99	Accruals	Payments	Reserve balance at 9/29/00

(In thousands)
Severance	$ 5,014	$ 2,050	$ (3,880)	$ 3,184
Office closure, lease termination and other	12,938	4,710	(7,017)	10,631

Total	$ 17,952	$ 6,760	$ (10,897)	$ 13,815

3. Long-term debt:

On March 8, 2000, the Company obtained from its lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1.0 million commencing September 2000, and four quarterly payments of $22 million commencing in September 2006 through June 2007. The proceeds from the Term C loan were utilized to repay revolving credit facility loans outstanding without reducing availability under the Company's revolving credit facility. At September 29, 2000, the term C loan variable interest rate was LIBOR plus 3.25% per annum.

As amended, the Company's credit facilities consist of an eight-year amortizing term loan (Term B loan) of $228 million (currently $219 million outstanding), the Term C loan of $100 million (currently $99 million outstanding), and a six-year revolving credit facility (revolving loans) of $185 million (currently $122.5 million outstanding) that contains a sublimit of $25 million for letter of credit issuance. The Term B loan made under the credit facilities bears interest at a rate equal to LIBOR plus 3.00% as adjusted per annum (or the lender's base rate plus 2.00% per annum) and amortizes on a semi-annual basis in aggregate annual installments of $4.5 million until June, 2004, with the remainder payable in eight equal subsequent quarterly installments through June 2006. The revolving loans made under the credit facilities bear interest at a rate equal to LIBOR plus 2.50% as adjusted per annum (or the lender's base rate plus 1.50% per annum). The interest rate spreads on the term loans and revolving loans are subject to several downward adjustments based upon the ratio of the Company's consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility.

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

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also has various miscellaneous outstanding notes payable and capital lease obligations totaling $14 million. These obligations mature at various dates through 2016, at interest rates ranging from 6.0% to 10.5%. Letters of credit outstanding at September 29, 2000 were $3 million.

4. Income taxes:

For the quarter and year to date periods ended September 29, 2000, the Company recorded income tax provisions of $4.3 million and $11.3 million, respectively, reflecting an income tax rate of approximately 38.5%, which is based upon the estimated tax rate for the entire year.

The income tax provision for the quarter ended October 1, 1999 was $6.2 million, reflecting an annual tax rate of approximately 40.5% on income of $18.5 million and a $1.5 million tax benefit from utilization of tax attributes previously reserved. For the three fiscal quarters ended October 1, 1999, the Company recorded an income tax provision of $15.9 million, reflecting an income tax rate of 40.5% on income of $42.8 million and the $1.5 million tax benefit from utilization of tax attributes previously reserved.

Based on a net deferred tax asset of $121 million (net of a valuation allowance of $59 million) at September 29, 2000 and assuming a net federal and state effective tax rate of 38.5%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $314 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry, capacity to generate capital gains to utilize capital loss carryforwards, recent acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	For the fiscal quarter ended		For the three fiscal quarters ended

	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999

	(In thousands, except per share data)
Numerator:
Net income	$ 6,909	$ 12,336	$ 18,015	$ 26,907
Preferred stock dividends	(1,590)	(1,590)	(4,770)	(4,770)

Numerator for basic earnings per share - net income
available to common stockholders	$ 5,319	$ 10,746	$ 13,245	$ 22,137

Effect of conversion of dilutive securities:
Preferred stock dividends	692	692	2,076	2,076
Convertible subordinated debentures	-	597	-	-

Numerator for diluted earnings per share - net income applicable to common stock	$ 6,011	$ 12,035	$ 15,321	$ 24,213

Denominator:
Denominator for basic earnings per share- weighted average shares	22,390	22,758	22,725	22,703

Effect of conversion of dilutive securities:
Common equivalent shares	10	391	11	572
Convertible preferred stock	6,073	6,073	6,073	6,073
Convertible subordinated debentures	-	2,006	-	-

Denominator for diluted earnings per
share-adjusted weighted-average shares
and assumed conversions	28,473	31,228	28,809	29,348

Net income per share basic:	$ 0.24	$ 0.47	$ 0.58	$ 0.98

Net income per share diluted	$ 0.21	$ 0.39	$ 0.53	$ 0.83

6. Contingencies:

For information regarding legal proceedings of the Company's continuing operations, please see Note 8, "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, "Discontinued Operations" for information regarding the legal proceedings of the discontinued operations of the Company.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Operating segments:

Organization

The IT Group, Inc. has four reportable segments: Engineering & Construction (E & C), Consulting & Technology (C & T), Outsourced Services and International. The Engineering and Construction segment provides comprehensive facilities management, environmental engineering and construction services to both government and commercial clients, and includes the Government Services, Energy and Nuclear Operations, Commercial Engineering and Construction, Solid Waste, and Transportation and Telecommunication business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence and strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to multi-national and foreign industries through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

Segment Information

	E & C	C& T	Outsourced Services	International	Total

	(In thousands)

Quarter ended September 29, 2000
Revenues	$310,195	$20,267	$26,554	$26,255	$ 383,271
Segment profit	36,754	4,444	1,239	2,202	44,639
Quarter ended October 1, 1999
Revenues	$330,172	$17,642	$26,885	$19,449	$ 394,148
Segment profit	42,946	3,457	1,785	1,602	49,790
Three quarters ended September 29, 2000
Revenues	$839,270	$57,723	$78,404	$72,923	$1,048,320
Segment profit	102,374	11,536	4,998	4,697	123,605
Three quarters ended October 1, 1999
Revenues	$788,468	$43,418	$78,024	$43,502	$ 953,412
Segment profit	101,631	7,559	6,212	3,276	118,678

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter ended		Three quarters ended

	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999

	(In thousands)
Total profit for reportable segments	$ 44,639	$ 49,790	$ 123,605	$ 118,678
Unallocated amounts:
Corporate selling, general and administrative, and
goodwill amortization expenses	(14,511)	(14,235)	(41,410)	(36,123)
Interest expense, net	(18,894)	(17,048)	(52,902)	(39,763)

Income before income taxes	$ 11,234	$ 18,507	$ 29,293	$ 42,792

8. Discontinued operations:

Overview

In December 1987 the Company's Board of Directors adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through the sale of some facilities and closure of certain other facilities. At September 29, 2000, the Company's condensed consolidated balance sheet included accrued liabilities of $6 million. The provision for loss on disposition of transportation, treatment and disposal discontinued operations is based on various assumptions and estimates. The adequacy of the provision for loss is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

Northern California Facilities

As of September 29, 2000, three of the Company's inactive disposal sites have been formally closed and the fourth is in the process of closure. The Company maintains environmental insurance coverage which provides for reimbursement of post-closure costs up to the policy limits, which are in excess of the Company's post-closure cost estimates. The Company continues to perform the studies required by the approved closure plans for the fourth facility, and there were no significant developments with these sites during the quarter.

GBF Pittsburg site

With respect to the GBF Pittsburg landfill site near Antioch, California, (Members of the GBF/Pittsburg Landfill(s) Respondents Group, etc., et al, v. Contra Costa Waste Service, etc., et al. U.S.D.C., N.D. CA, Case No. C96-03147SI) a partial settlement with certain defendants received court approval, and certain parties to the litigation are continuing settlement discussions regarding the proportionate share of responsibilities and remediation costs. Based upon the progress of these negotiations, the previously scheduled trial date of July 2000 was rescinded, and the parties to the litigation continue to negotiate the terms and conditions of an overall settlement.

Other site cleanup actions

Based on the Company's experience in resolving claims against it at a number of sites and upon current information, in the opinion of management, with advice of counsel, other site cleanup actions at which the Company has been notified of its alleged status as a PRP will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Financial information for subsidiary guarantors:

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

Summarized Condensed Financial Information
Nine Months Ended September 29, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets	$ -	$ 528,891	$ 36,696	$ (1,285)	$ 564,302
Non current assets	18,619	1,226,006	54,584	(507,324)	791,885
Current liabilities	14,757	316,634	27,927	(545)	358,773
Revenues	-	987,492	61,080	(252)	1,048,320
Gross margin	-	131,648	7,389	(402)	138,635
Net income (loss)	(14,484)	30,025	3,542	(1,068)	18,015
Net cash provided by (used in) operating activities	(7,502)	(1,550)	1,636	3,300	(4,116)
Net cash provided by (used in) investing activities	830	(59,041)	(14,755)	5,076	(67,890)
Net cash provided by (used in) financing activities	(4,932)	62,663	5,424	(4,907)	58,248

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized Condensed Financial Information
Nine Months Ended October 1, 1999

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets	$ -	$ 501,998	$ 38,224	$ (517)	$ 539,705
Non current assets	19,522	1,172,650	37,532	(500,603)	729,101
Current liabilities	1,309	287,538	33,707	(6,582)	315,972
Revenues	-	913,090	40,513	(191)	953,412
Gross margin	-	129,535	3,640	(191)	132,984
Net income (loss)	(10,028)	35,509	2,218	(792)	26,907
Net cash provided by (used in) operating activities	(10,846)	(4,194)	(3,925)	(517)	(19,482)
Net cash provided by (used in) investing activities	(7,047)	(477,048)	(25,091)	295,288	(213,898)
Net cash provided by (used in) financing activities	212,750	18,403	1,749	722	233,624

Note 10. Comprehensive income:

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999

Net income	$6,909	$12,336	$18,015	$26,907

Foreign currency translation losses	(1,015)	(166)	(1,775)	(62)

Comprehensive income	$5,894	$12,170	$16,240	$26,845

Item 2. Management's Discussion and Analysis of Results
of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED SEPTEMBER 29, 2000

RESULTS OF OPERATIONS

Overview

We are a leading provider of a comprehensive range of outsourced services addressing the infrastructure, consulting, engineering & construction, water, civil works and facilities management needs of a broad variety of public and private sector clients. Through our diverse group of highly specialized companies, clients can take advantage of a single, fully integrated delivery system and our extensive expertise. We have a strong reputation for both the high quality of our work and the breadth of the services we provide. Our current strategy anticipates no further acquisitions.

Including our recent acquisition of W&H Pacific, Inc., we now operate eight principal business lines in a market/client focused structure, which comprise Government Services, Energy and Nuclear Operations (ENO), Commercial Engineering and Construction (CEC), Solid Waste, Transportation and Telecommunications, Consulting and Technology, Outsourced Services, and International. These business lines comprise four reportable segments of Engineering & Construction, Consulting & Technology, Outsourced Services, and International. The Engineering and Construction segment provides comprehensive facilities management, environmental engineering and construction services to both government and commercial clients, and includes the Government Services, ENO, CEC, Solid Waste, and Transportation and Telecommunication business lines. The Consulting & Technology segment provides a wide range of services in the areas of environmental health and safety compliance including Web-enabled knowledge management systems and training, risk and cost allocation determination, life-cycle planning, chemical product development and regulatory certification, due diligence, strategic environmental planning, and real estate restoration services. The Outsourced Services segment provides program/construction management, general contracting services, design/build construction, housing management, maintenance and renovation. The International segment provides comprehensive infrastructure and environmental management services to foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, Australia and Taiwan.

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

Revenues and Gross Margins

Company. Revenues for the three months ended September 29, 2000 decreased $11 million, or 2.8%, to $383 million, compared to revenues of $394 million reported in the three months ended October 1, 1999. This decrease in revenues is attributable to project start-up delays caused by various client and regulatory issues as well as technical personnel shortages, and lower revenues from the U. S. government portion of our business, which is discussed within the Engineering & Construction segment. To mitigate the impact of resource constraints we have added recruiting capabilities and implemented other programs to attract and retain technical personnel. For the nine month year to date period ended September 29, 2000, our revenues increased $95 million, or 10.0%, to $1,048 million. Revenue growth on a year to date basis is primarily attributable to the 1999 acquisitions of EMCON, the Environment and Facilities Management Group of ICF Kaiser, Inc. (EFM), and Roche Limited Consulting Services (Roche). We project our annual revenues should be approximately $1.4 billion for 2000.

Our gross margin for the quarter ended September 29, 2000 was 12.8% of revenues, compared to 14.0% of revenues reported in the quarter ended October 1, 1999. For the nine months ended September 29, 2000, gross margin was 13.2% of revenues, compared to 13.9% for the prior year to date period. Gross margins were unfavorably impacted by project cost overruns on certain commercial Engineering & Construction and Outsourced Services projects, and also due to project start-up delays caused by various client and regulatory issues as well as technical personnel shortages.

A significant percentage of our revenues continue to be earned from more than 100 federal government contracts with various federal agencies ranging in length from one to eight years. U. S. government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE), the Environmental Protection Agency (EPA), and other government agencies. Revenues from U. S. government contracts accounted for approximately 50% of our consolidated revenues in the nine months ended September 29, 2000 and approximately 58% in the nine months ended October 1, 1999. This percentage decrease is attributable to lower U.S. government revenues compared to the prior year, and the overall growth in the commercial portion of the business. We serve 1,500 commercial clients on projects which typically range in length from one month to more than one year. The trend in commercial contracts appears to be toward larger, longer term multiple-year arrangements. We anticipate our revenues should grow between 5-7% in 2001, with 2001 earnings before interest and taxes to be in the range of approximately 8% of revenues.

Engineering & Construction. Revenues from the Engineering & Construction segment decreased $20 million, or 6.1%, to $310 million for the three months ended September 29, 2000. For the nine months ended September 29, 2000, Engineering & Construction segment revenues increased $51 million, or 6.4%, to $839 million. Our Engineering & Construction segment includes revenues performed for the DOD, the DOE, other governmental agencies, and commercial clients by our Government Services, ENO, CEC, Solid Waste, and Transportation and Telecommunications business lines, which draw personnel, equipment, and other project resource requirements from our national shared services organization. For the quarter, U. S. government revenues in the Government Services and ENO business lines collectively decreased $24 million, or 12.5%. These decreases in DOD, DOE and EPA volumes were in part due to smaller individual delivery orders in the current year, as well as project start-up delays. The Engineering & Construction segment revenue increase for the year to date period was the result of growth in the commercial portion of the segment, including the impact of the EMCON and W&H Pacific acquisitions, offsetting the lower U. S. government revenue levels.

Our Engineering & Construction segment profit margin was $37 million, or 11.8% of segment revenues, for the three months ended September 29, 2000, compared to $43 million, or 13.0% of segment revenues, for the three months ended October 1, 1999. For the nine months ended September 29, 2000, our Engineering & Construction segment profit margin was $102 million, or 12.2% of segment revenues, compared to $102 million, or 12.9% of segment revenues for the nine months ended October 1, 1999. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. The decreases in Engineering & Construction segment profit margin percentages for the quarter and year to date 2000 periods compared to 1999 were primarily attributable to cost overruns on a completed project in the commercial portion of the segment in the September 29, 2000 quarter, a current year overall revenue mix of lower margin projects, and lower volume.

We expect to continue to earn a substantial portion of our Engineering & Construction segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. In addition, we expect to increase our revenues from facility management contracts as the U. S. government and commercial clients expand initiatives to outsource non-military and non-core activites.

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

Consulting & Technology. Revenues from our Consulting & Technology segment increased $3 million, or 14.9%, to $20 million for the three months ended September 29, 2000. For the nine months ended September 29, 2000, Consulting & Technology revenues increased $14 million, or 32.9%, to $58 million. Most of the revenues in Consulting & Technology are derived from commercial clients, and increased due to growth in environmental health and safety and environmental information management services. Revenue also increased on a year to date basis due to the EMCON acquisition in June 1999.

Our Consulting & Technology segment profit margin was $4.4 million, or 21.9% of revenues in the three months ended September 29, 2000, compared to $3.5 million, or 19.6% of segment revenues for the three months ended October 1, 1999. For the nine months ended September 29, 2000, Consulting & Technology segment profit margin was $11.5 million, or 20.0% of segment revenues, compared to $7.6 million, or 17.4% of segment revenues for the nine months ended October 1, 1999. The increase in profit margins is primarily attributable to revenue growth and operating efficiencies put in place last year.

Outsourced Services. For the quarter ended September 29, 2000, Outsourced Services revenues were $27 million, and for the year to date period, revenues were $78 million. These revenue levels were unchanged from the comparable prior year periods. We expect our revenues from Outsourced Services to increase over the next several years as a result of our increased backlog and levels of bidding activity. Revenue growth has been delayed in the short term due to U. S. government funding delays on both new and existing programs within the segment. We believe that the revenue shortfalls experienced during the U.S. government's fiscal year 2000 should be ameliorated as funds used for U.S. military operations overseas are replenished.

Our Outsourced Services segment profit margin was $1.2 million, or 4.7% of revenues for the three months ended September 29, 2000, compared to $1.8 million, or 6.6% of segment revenues for the three months ended October 1, 1999. For the nine months ended September 29, 2000, Outsourced Services segment profit margin was $5.0 million, or 6.4% of segment revenues, compared to $6.2 million, or 8.0% of segment revenues for the nine months ended October 1, 1999. Margins decreased in the quarter due to completion of a large contract with project cost overruns.

International. International revenues increased $7 million, or 35%, to $26 million in the three months ended September 29, 2000. The quarterly increase is due to higher revenues at Roche, higher program revenue under a worldwide contract with the U.S. Air Force, and also due to growth in our operations in Australia. For the nine months ended September 29, 2000, International revenues increased $29 million, or 68%, to $73 million. The larger percentage revenue increase on a year to date basis, compared to the factors in the current quarter, is the result of the Roche acquisition on March 31, 1999, which significantly increased the size of our International segment.

Our International segment profit margin was $2.2 million, or 8.4% of segment revenues for the three months ended September 29, 2000, compared to $1.6 million, or 8.2% of segment revenues for the three months ended October 1, 1999. For the nine months ended September 29, 2000, International segment profit margin was $4.7 million, or 6.4% of segment revenues, compared to $3.3 million, or 7.5% of segment revenues for the nine months ended October 1, 1999. Growth in segment profit margins from our Roche and Australia operations were offset by lower margins at Chi Mei IT, our consolidated, 50.1% owned entity, which is headquartered in Taiwan.

Backlog. Our total funded and unfunded backlog at September 29, 2000 was approximately $4.5 billion, including $0.5 billion relating to our share of joint venture backlog. We expect to earn revenues from our backlog primarily over the next one to five years, and approximately 85% of the backlog consists of U. S. government contracts, many of which are subject to annual funding and definition of project scope. Approximately 75% of our backlog is expected to be charged to our clients on a cost-reimbursable basis, a decrease from the 85% estimated cost-reimburseable composition at December 31, 1999, reflecting a shift in new awards to more fixed price and unit price contracts. The backlog at September 29, 2000 includes $2.8 billion of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer.

Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, "Summary of significant accounting policies - Contract accounting and accounts receivable".

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 3.7% of revenues for the three months ended September 29, 2000 and 3.9% of revenues for the three months ended October 1, 1999. For the nine months ended September 29, 2000, selling, general and administrative expenses were 4.0% of revenues, compared to 4.2% of revenues for the nine months ended October 1, 1999. The decreases in selling general and administrative expenses as a percentage of revenues compared to the prior year are primarily attributable to cost reduction initiatives. As a percentage of revenues, our selling, general and administrative expenses are usually lowest in the third quarter due to increased revenues from the seasonal nature of the construction portion of the business.

Amortization of Goodwill

Goodwill amortization expense was $5.0 million for the three months ended September 29, 2000 and $4.3 million for the three months ended October 1, 1999. For the nine months ended September 29, 2000, goodwill amortization expense was $14.5 million, compared to $10.0 million for the prior year to date period. The increases to goodwill amortization compared to the prior year are primarily due to the EMCON acquisition and contingent consideration paid relating to prior acquisitions.

Interest, Net

Net interest expense represented 4.9% of revenues in the quarter ended September 29, 2000 and 4.3% for the quarter ended October 1, 1999. For the nine months ended September 29, 2000, net interest expense was 5.0% of revenues, compared to 4.2% of revenues for the prior year to date period. These increases in net interest expense are due to the increased level of debt required to finance the EFM, Roche, EMCON, and W&H Pacific acquisitions, increased working capital requirements, and increased borrowing cost as a result of multiple interest rate increases by the Federal Reserve Board during 2000.

Income Taxes

The provision for income taxes for the three month and nine month periods ended September 29, 2000 was calculated utilizing an effective tax rate of approximately 38.5% of pretax income, which is based upon the estimated tax rate for the entire year. The provision for income taxes for the three months and nine months ended October 1, 1999 was calculated utilizing a 40% effective rate on pretax income and a $1.5 million benefit from utilization of tax attributes previously reserved. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 4, "Income taxes".

Dividends

Dividends for the three quarters ended September 29, 2000 and October 1, 1999 were $4.7 million for each period, and included $2.6 million for the 7% cumulative convertible exchangeable preferred stock, and $2.1 million for the 6% cumulative convertible participating preferred stock.

THE IT GROUP, INC.

FINANCIAL CONDITION

Working capital at September 29, 2000 increased $48 million, to $206 million, from $158 million December 31, 1999. The current ratio at September 29, 2000 was 1.57:1, which compares to 1.44:1 at December 31, 1999.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the nine months ended September 29, 2000 totaled $4 million compared to $19 million used by operating activities in the corresponding period of last year, a year to year reduction in the use of cash by operating activities of $15 million. This improvement in working capital management occurred during the third quarter ended September 29, 2000, which is generally a period of cash usage based on the seasonal nature of the construction portion of our business. Operating activities provided $14 million of cash during the quarter, compared to $1 million of cash usage by operating activities in the three months ended October 1, 1999.

Cash used by investing activities was $68 million for the nine months ended September 29, 2000 compared to $214 million for the nine months ended October 1, 1999. The uses of cash in both periods were primarily related to the acquisition of businesses, net of cash acquired. For the nine months ended September 29, 2000, we used $48 million for acquisitions, including $10 million for W&H Pacific, $28 million for acquisition related liabilities, and $10 million in contingent consideration relating to previous acquisitions. For the nine months ended October 1, 1999, we used $196 million for acquisitions, including $74 million for EFM, $10 million for Roche, $62 million for EMCON, and the balance for acquisition related liabilities including employee severance, relocation and facility closure costs, and consideration paid relating to these companies and other previously acquired entities. We project our acquisition related expenditures, including acquisition related liabilities and contingent consideration, to be approximately $53 million for 2000, and to decrease to between $15-25 million for 2001. Capital expenditures were approximately $15 million for both the nine months ended September 29, 2000 and the prior nine month period. For the current quarter, capital expenditures decreased $3 million compared to the prior year period. Expenditures in both years were primarily related to information system enhancements. We expect our annual capital expenditures for 2001 to be approximately $15 million.

Long-term debt of $697 million at September 29, 2000 increased $6 million from $691 million at June 30, 2000, and increased $75 million from $622 million at December 31, 1999. The ratio of total debt, including current portion, to equity was 2.57:1 at September 29, 2000 and was 2.38:1 at December 31, 1999. The March 8, 2000, $100 million Term C loan financing resulted in net proceeds of $97 million. The revised debt structure with the addition of the Term C loan improved our ability to meet seasonal and overall working capital requirements, which have increased as a result of the acquisitions completed in 1999. During the third quarter of 2000, we initiated and completed a stock repurchase program. Approximately $5 million was utilized to repurchase 1 million common shares, which are currently held as treasury stock. The stock repurchase program did not materially impact reported earnings per share.

Our current strategy is to optimize performance in core businesses while maximizing cash flow generated by operations, with emphasis on working capital management, as well as the potential sale of certain non-core assets, to reduce debt. We do not anticipate making any further acquisitions under this strategy. Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the next twelve months. Including the anticipated receipt of advanced funding of approximately $38 million from the recently announced Iron Mountain Mines contract, we anticipate reducing our long-term debt to approximately $625 million by the end of fiscal 2000. We expect to continue our de-leveraging strategy in 2001, with planned debt reduction of an additional $50-60 million from year end 2000 levels. We continue to have significant cash requirements including the service on our indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," " imply," "intend," "foresee" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include the following:

  changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures, bidding opportunities and successes,
  project results, including success in pursuing claims and change orders, management of our cash resources, particularly in light of our substantial leverage, government environmental and operations/maintenance spending including funding of our backlog, matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects, our ability to generate a sufficient level of future earnings to utilize our deferred tax assets, the ultimate closure costs and post-closure costs of our discontinued operations, the success of our acquisition strategy, including the effects of the integration of our recent acquisitions and any future acquisitions, and achievement of expected cost savings and other synergies from these acquisitions, industry-wide market factors and other general economic and business conditions.

Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the our exposure to market risk from December 31, 1999.

PART II

THE IT GROUP, INC.

Item 1. Legal Proceedings.

The continuing operations litigation to which the Company is a party is more fully discussed in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. See also Item 1 - Notes to Condensed Consolidated Financial Statements, Note 8, "Discontinued Operations" for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

Coakley Landfill Action

The Company has agreed to settle its claim against the Coakley Landfill PRP Steering Committee, but continues its action against the Steering Committee's design firm. Trial in the case has now been scheduled for January 16, 2001.

Ministry of Ontario Proceeding

A trial date of February 12, 2001 has been scheduled in this matter.

THE IT GROUP, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None

(b)	Reports on Form 8-K

	1.	Current Report on Form 8-K, filed September 8, 2000, reporting under Item 5 the Company's completion of the Stock Repurchase Program.

THE IT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

ANTHONY J. DELUCA Anthony J. DeLuca President and Chief Executive Officer and Duly Authorized Officer	November 1, 2000

HARRY J. SOOSE, JR. Harry J. Soose, Jr. Senior Vice President, Chief Financial Officer and Principal Financial Officer	November 1, 2000

JAMES J. PIERSON James J. Pierson Vice President, Finance and Principal Accounting Officer	November 1, 2000