Form 10-K
period 2000-12-29
IT GROUP INC
filed 2001-03-20
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2000

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

11 1 /4% Senior Subordinated Notes due 2009

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No    ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

          The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant at March 9, 2001, was approximately $92,147,058 (based upon the closing sale price of its common stock on the New York Stock Exchange as reported by The Wall Street Journal on such date.)

          At March 9, 2001 the registrant had issued and outstanding an aggregate of 22,918,154 shares of its common stock, including 937,993 shares held in treasury.

Documents Incorporated by Reference

          Certain information included in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders of the registrant to be held on May 23, 2001 is incorporated by reference into Part III hereof.

THE IT GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE TWELVE MONTHS ENDED DECEMBER 29, 2000

TABLE OF CONTENTS

Item		Page
PART I
1	Business	2
	Overview	2
	Employees	3
	Environmental Industry Overview	3
	Clients and Concentration of Revenues	5
	Contracts	6
	Regulatory	6
	Technology Development and Patents	9
	Insurance	9
	Risk Factors	9
	Substantial Leverage	9
	Ability to Service Debt	10
	Competition	10
	Contract Risks	11
	Significant Acquisitions and Management of Growth	12
	Environmental Contractor Risks	12
	Government Contractor Risks	14
	International Operations	14
	Fluctuations in our Quarterly Operating Results	15
	Control of Board of Directors	15
	History of Losses	15
	Ability to Utilize Net Deferred Tax Assets	16
	Discontinued Operations	16
2	Properties	16
3	Legal Proceedings	17
4	Submission of Matters to a Vote of Shareholders	17
4A	Executive Officers of the Company	17

PART II
5	Market for the Registrant’s Common Stock and Related Shareholder Matters.	19
6	Selected Financial Data	20
7	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
7a	Quantitative and Qualitative Disclosures About Market Risk	32
8	Financial Statements and Supplementary Data	34
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69

PART III
10	Directors and Executive Officers of the Registrant	69
11	Executive Compensation	69
12	Security Ownership of Certain Beneficial Owners and Management	69
13	Certain Relationships and Related Transactions	69

PART IV
14	Exhibits, Financial Statement Schedule and Reports on Form 8-K	70
PART I

ITEM 1.    BUSINESS.

Overview

          The IT Group, Inc. (we or IT or the Company) is a leading provider of diversified, value-added services in the areas of consulting, engineering and construction, remediation, and facilities management. Through our diverse group of highly specialized companies, with over 7,500 employees in over 80 domestic offices and over 10 international offices, clients can take advantage of a single, fully integrated delivery system and our extensive expertise to meet their global environmental needs. Our broad range of services includes the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. We also provide project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets. We have, and plan to continue to, diversify by pursuing infrastructure and other non-environmental services industries complementary to our core business and client base. We do not own active hazardous waste disposal facilities.

          We provide services through seven principal business lines: Government Services, Commercial Engineering and Construction, Solid Waste, Transportation and Telecommunication, Real Estate Restoration, Consulting and Technology, and International. These business lines comprise four reportable segments for financial reporting: Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology, and International.

Government Services Segment

          Government Services:  Our Government Services business line provides engineering and construction services for U. S. government agencies such as the Department of Defense (DOD), Department of Energy (DOE), Environmental Protection Agency (EPA), and National Aeronautics and Space Administration (NASA). Services are provided in three market areas: (1) Hazardous, Toxic, and Radiological Waste (HTRW), (2) Outsourced Services, and (3) Civil Works. HTRW focuses on the cleanup of our nation’s legacy sites, deploying the latest environmental cleanup technologies to restore them to productive use. Outsourced Services manages large, mission-essential military and aerospace facilities, such as the Kennedy Space Center and offers design, build and renovation services for military housing and other infrastructure. Our subsidiary BENECO specializes in refurbishing, expanding, upgrading and managing facilities through design/build contracting, operations and construction management. Our Civil Works business executes major infrastructure projects focused largely on the restoration of our nation’s watersheds, such as the Florida Everglades.

Commercial E&C Segment

          Commercial Engineering and Construction:    Our Commercial Engineering and Construction business line provides turnkey engineering and construction services to private-sector clients, and state and local government agencies. Using a vertically integrated service approach, we perform site assessments, remedial designs, construction remediation, operation and maintenance and site closures. We also provide services to the non-environmental civil works market, particularly in the areas of ports, airports, fiber optic cable system construction and watershed restoration, with a specific focus on the Florida Everglades and California Bay Delta restoration programs.

          Solid Waste:    Our Solid Waste business line provides turnkey services including engineering, permitting, design/build construction, equipment fabrication, landfill products, sampling, monitoring, and facility and system operation and maintenance. We offer complete life cycle management of solid waste, employing capabilities that range from site investigation through landfill design and construction to post-closure operations and maintenance or redevelopment.

           Transportation and Telecommunication:    Our W&H Pacific subsidiary is a leading consulting engineering and design firm serving the infrastructure development needs of the transportation, land development, energy and telecommunications industries, primarily in the northwestern U.S. We provide services in land-use planning, permitting, design, architecture, landscape architecture, and the use of the state-of-the-art airborne Global Positioning System, as well as traditional survey capabilities and structural, civil, environmental and electrical engineering.

          Real Estate Restoration:    Our Real Estate Restoration business line provides integrated solutions for environmentally impaired property assets using our real estate, environmental, legal, financial and insurance expertise. We acquire and redevelop environmentally impaired properties to achieve their highest values, while mitigating risks through innovative risk management programs. By balancing all interests in real estate transactions, we produce solutions and create value for sellers, investors, developers and end users. We also develop, own and operate wetland mitigation banks, providing our clients with off-site mitigation for their development and infrastructure projects.

Consulting and Technology Segment

          Consulting & Technology:    Our Consulting and Technology business line provides specialized consulting services in environmental health and safety (EH&S) compliance, risk and cost allocation determination, chemical management planning, product registration, due diligence support and strategic environmental planning. We develop strategies to evaluate and manage risks associated with EH&S issues and prepare cost-effective, science-based solutions. Using our comprehensive regulatory expertise, we develop long-term compliance strategies to meet regulatory requirements or assist in the implementation of proactive programs such as ISO 14001. Our sophisticated information and web-based technologies integrate the latest EH&S information management tools to increase or enhance operational efficiencies.

International Segment

          International:    Our International business line provides comprehensive environmental and infrastructure services to multinational and foreign-based clients. Through this breadth of capabilities we bring together development, engineering-procurement-construction and operation capabilities, and arrange financing to develop infrastructure projects in industrialized and developing countries. We provide our services through offices in Australia, Canada, Italy, Russia, and the United Kingdom, as well as through project offices in other countries as business opportunities develop. We have an extensive network of local partners and affiliates, which allows us to effectively serve our clients in regions where we do not have a local presence.

Employees

          At December 29, 2000, we employed over 7,500 employees. Many of these are professional level employees, including over 800 engineers, 200 environmental scientists, 400 geologists and approximately 1,000 other specialists in related fields. In addition, our professional employees hold in the aggregate over 950 masters degrees and over 125 PhD’s. None of our employees are represented by labor unions under Company-wide collective bargaining agreements. However, we do employ union labor from time to time on a project-specific basis. We consider our relations with our employees to be good.

Environmental Industry Overview

          Significant environmental laws have been enacted in the U.S. in response to public concern about the environment. These laws and the implementing regulations affected nearly every industrial activity, and efforts to comply with the requirements of these laws create demand for our services. For more discussion of the regulatory environment in which we operate, and the principal federal legislation that has created a substantial market for us, see “Business—Regulatory”. Demand for our environmental services is driven by a number of factors, including:

•	our clients’ need to comply with federal, state and municipal environmental regulations and enforcement regarding the quality of the environment;

•	the needs of the DOD and DOE to restore sites formerly used for weapons production or military bases;

•	our clients’ need to bring aging and new production facilities into compliance with current environmental regulations;

•	our clients’ need to minimize waste generation on an ongoing basis; and

•	our clients’ need to reduce or forestall liability associated with pollution-related injury and damage.

          A significant portion of future DOD and DOE environmental expenditures will be directed to cleaning up hundreds of domestic and international military bases, and to restore former nuclear weapons facilities. DOD has stated that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population, and, in connection with the closure of many military bases, there is an economic incentive to make sure that the environmental restoration enables these sites to be developed commercially by the private sector. DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to clean up areas contaminated with hazardous and radioactive waste. According to federal government publications, the DOD’s budget for environmental remediation will be approximately $2 billion annually for the next five years and the DOE’s budget will be approximately $6 billion annually for the same period.

          Traditionally DOD has maintained most of its own facilities and support systems, but it is now in the process of transferring many of these responsibilities to private contractors and private owners. A privatization market has been created by the government’s sales of assets or revenue streams, such as military housing, electric, water and wastewater utilities on a military base, to a private company, which is then responsible for its maintenance and operation of site activities currently conducted by government personnel. A 50% owned joint venture of our BENECO subsidiary has recently been awarded the contract to develop jointly with the Department of the Army the Community Development and Management Plan (CDMP) for the Fort Meade, Maryland family housing privatization project, which will be the blueprint for the Phase Two, 50 year, $3 billion residential community project. Upon completion of the CDMP and acceptance by the Army, the DOD and the U. S. Congress, we expect to be awarded the Phase Two project, which will include construction of new communities, ownership, operation, renovation, maintenance and repair of approximately 3,200 homes at Fort Meade for this 50 year period. We expect to pursue additional opportunities in the federal privatization market, which should increase our diversification into non-environmental markets.

          Over the past ten years, our industry experienced substantial consolidation. This consolidation was driven by:

•	the benefits of economies of scale;

•	growing demand for full service business oriented solutions;

•	the delays in the reauthorization of major environmental laws and the perceived relaxation in the enforcement of current laws; and

•	the shift from commercial to government procurement of environmental services as a result of the conversion of military sites to peaceful uses.

          We have actively participated in this industry consolidation. Since March 1997, we have acquired ten firms representing aggregate revenues of approximately $1 billion at the time of acquisition. For further information on the impact of our acquisitions to our results of operations, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

           We believe our recent acquisitions added capabilities that are complementary to our existing services, and offer us cost savings and other synergies. We also believe that our matrix organization and our comprehensive management information system allow us to:

•	efficiently integrate acquired operations,

•	eliminate duplicative costs,

•	centralize common functions,

•	consolidate locations that serve the same common areas, and

•	use our low cost structure to bid successfully on new projects.

Clients and Concentration of Revenues

          Our clients are federal, state, and local governments and commercial businesses worldwide. We obtained 50% of our revenues for the twelve months ended December 29, 2000 from U. S. government agencies through more than 100 contracts that predominantly range in length from one to eight years. In addition, we serve more than 1,500 commercial clients on projects which typically range in length from one month to many years. For example, in December 2000 we were awarded a $200 million, 30 year contract at the Iron Mountain Mines Superfund Site, and we were also recently awarded the previously-mentioned CDMP for the 50 year housing privatization contract at Fort Meade, Maryland. Through acquisitions and bidding strategies, we have intentionally increased our commercial client revenue to achieve a balance of revenue concentration. We intend to continue our diversification into markets which are related to our core competencies, including U. S. government markets. We expect to maintain our revenue concentration with the U. S. Government in the range of 50% in 2001.

          The table below sets forth the percentage concentration of our revenues.

	Twelve Months Ended		Nine Months Ended December 25, 1998
Source	December 29, 2000	December 31, 1999
U. S. Government:
DOD	40%	41%	52%
DOE	7	9	10
Other federal agencies	3	7	7

	50	57	69
Commercial, and state and local governments	50	43	31

Total	100%	100%	100%

Federal Government Clients

          U. S. government contracts are typically awarded through competitive bidding pursuant to federal procurement regulations and involve several bidders. After a successful bidder is selected, there is usually a period for contract negotiations. Government contracts also typically have annual funding provisions, may be terminated at the discretion of the government agency and are limited by public sector budgeting constraints. Many of these government contracts are multi-year Indefinite Delivery Order (IDO) agreements. These programs provide estimates or a maximum of what the agency expects to spend, and our program management and technical staffs work closely with the client to define the scope and amount of work required. While these contracts do not initially provide us with any specific amount of work, as projects are defined, the work is typically awarded to us without further formal competitive bidding. Approximately 40% of our revenues for the twelve months ended December 29, 2000 were from IDO agreements.

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

Commercial, and State and Local Government Clients

          We serve numerous commercial and state and local government clients including chemical, petroleum and other manufacturing firms, utilities, real estate and transportation service companies and law firms. Much of our commercial work represents new contracts awarded by existing clients. Between March 1998 and December 2000, through acquisitions and bidding strategies, we increased our commercial and state and local government revenues from 31% to 50%. Our strategy is to maintain our 50% revenue mix in the commercial portion of our business. No single commercial client accounted for 10% or more of our consolidated revenues in the twelve months ended December 29, 2000 or December 31, 1999, or the nine months ended December 25, 1998. Although in recent years enforcement of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) has diminished (see “Business—Regulatory”), clients are still seeking integrated, economically-driven solutions to their environmental problems, which we seek to provide.

Contracts

          We enter into various types of contracts with our clients, including fixed-price contracts and cost-reimbursable plus fixed fee and award fee contracts. For the twelve months ended December 29, 2000, 35% of our revenue was derived from fixed-price contracts and 65% from cost-reimbursable type contracts, compared to a 30% fixed-price/70% cost-reimbursable revenue mix in the prior year. We expect that our mix of revenue from fixed-price contracts will remain in the same range as our 2000 composition. Under a fixed-price contract, the client agrees to pay a specified price for our performance of the entire contract. Under a cost-plus contract, we charge clients negotiated rates based on our direct and indirect costs plus a fee component. Our ability to perform profitably under fixed-price and other types of contracts often depends in part on our ability to avoid, and once encountered, to identify, manage and recover on claims for, differing and unanticipated conditions and other changes.

          For the twelve months ended December 29, 2000 subcontractor costs comprised approximately 35% of our revenues, an increase from approximately 25% of subcontractor costs as a percentage of our revenues in the prior year. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for more information on the impacts of our increasing use of subcontractors on our operating results. We typically seek performance bonds from our subcontractors consistent and in parallel to the requirements in our prime contract.

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

Regulatory

          Our clients and we are subject to extensive environmental laws and regulations. The level of enforcement of these laws and regulations affects the demand for many of our services and creates certain significant risks and potential opportunities for us in providing our services. Regulatory enforcement and changes may also affect our inactive disposal sites in Northern California. See “Business—Risk Factors—Environmental Contractor Risks” and Notes to Consolidated Financial Statements—Note 14. “Discontinued Operations.”

           Over the past several years, interested parties have proposed a number of significant changes to existing environmental laws. Most of the proposed changes have been delayed in Congress. The proposals may overhaul the government regulatory process, require regulatory risk assessments and cost-benefit analyses and reduce requirements for reporting to the government. The proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced has decreased the demand for some of our services, as clients have anticipated and adjusted to the potential changes. Proposed changes could result in increased or decreased demand for some of our services. For example, if regulatory changes decrease the cost of remediation projects or result in more funds being spent for actual remediation, that portion of our business could increase while amounts spent for studies could decrease. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed regulations. These factors have been partially offset by an increased desire on the part of commercial clients for strategic environmental services, which:

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

          The principal environmental legislation and proposed changes in those laws affecting us and our clients is described below:

          Comprehensive Environmental Response, Compensation and Liability Act of 1980.     CERCLA established the Superfund program to clean up existing, often abandoned, hazardous waste sites and provides for penalties and significant damages for noncompliance with EPA orders. CERCLA’s Superfund taxing authority expired in December 1995, and CERCLA’s authority to expend funds originally expired in September 1994. However, Congress has extended the EPA’s authority to use funds on an interim basis. Congress to date has linked long-term reinstatement of Superfund’s taxing and spending authority to comprehensive reauthorization and revision of CERCLA. The Congressional Budget Office estimates that the Superfund trust fund has sufficient funds for the CERCLA program through the government’s fiscal year 2001, which began in October 2000.

          A number of changes in CERCLA have been proposed. We believe Congress’ failure to reauthorize CERCLA, and continuing uncertainty concerning the details of the legislation, have resulted in project delays and/or the failure of clients to initiate projects. Arguments over state participation in CERCLA programs and provisions for damages to natural resources make passage of a bill reauthorizing CERCLA more uncertain. Potential exhaustion of the monies in the Superfund trust may accelerate the passage of legislation reauthorizing CERCLA.

          In response to Congressional and private sector pressure and, in part, to avoid more sweeping changes by Congress, the EPA has relaxed regulatory requirements and enforcement. For example, the EPA has attempted, through various regulatory initiatives, to make it easier to redevelop “brownfields,” i.e., lightly to moderately contaminated urban sites. Brownfields sites nationally have been estimated to number in the hundreds of thousands. Similar legislation has also been introduced, and a number of states have initiated similar programs. While we believe such programs offer additional opportunities, we cannot predict the ultimate impact of these programs.

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

           RCRA’s requirement that USTs be upgraded to double-walled tanks with leak detection systems became effective on December 22, 1998. We believe that increased state and EPA enforcement actions for UST noncompliance will prompt increased repair or replacement of these tanks. Further, in November 1998, the EPA adopted its new Hazardous Waste Identification Rule regulation, allowing more flexible and cost-effective approaches to site cleanups. In particular, the final rule streamlines permitting, treatment and technological requirements for waste remediation.

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

          The U. S. Supreme Court recently upheld the constitutionality of EPA’s authority to issue regulations under the Clean Air Act. We expect that resolution of this uncertainty could increase the demand for our air quality services. Also, while world leaders recently agreed to the “Kyoto Protocol” to reduce greenhouse gas emissions, and these proposals could increase demand for our air quality services, these proposals have also met with substantial opposition, and their ultimate fate remains uncertain. Also uncertain are the fate and impact of proposals for tax credits for greenhouse gas emission reductions as an alternative to the Kyoto Protocol.

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

          The PAA promotes and regulates the nuclear power industry in the U.S. The PAA comprehensively regulates the manufacture, use and storage of radioactive materials, and promotes the nuclear power industry by offering broad indemnification to nuclear power plant operators and DOE contractors. While the PAA’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor such as us. Also, the PAA expires in 2002. Because nuclear power remains controversial and no new nuclear plants are planned in the U.S., it is not clear that the PAA and its indemnification provisions will be extended beyond 2002. Our business could be adversely affected if the PAA were not extended beyond 2002.

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

Technology Development and Patents

          We emphasize several technologies including bioremediation and in situ oxidation. For example, we have led the industry in the use of Monitored Natural Attenuation to demonstrate the recovery of the subsurface environment through the use of naturally-occurring degradation processes for hydrocarbon and chlorinated solvents contamination. We have completed 17 pilot-scale field demonstrations and three full-scale implementations of our PermOX-IT  SM process which uses permanganate oxidation technology for the in situ destruction of dense non-aqueous phase liquids such as trichloroethylene and perchloroethylene. In addition, we have obtained a service mark for our RAPIDGAS  SM process used to rapidly assess fuel spill sites for treatment options. We have licensed from a third party “barrier wall and reactive gate technology,” which assists in the decomposition of contaminants, and continue to apply it to client projects. The EPA has also extended for a third time our multi-year contract to operate its Test & Evaluation Facility in Cincinnati, Ohio. The facility provides the EPA with treatability testing and process development services on contaminated waste waters, sludges and soils. This facility is also available for private party-sponsored technology evaluations. Major efforts this year focused on safe drinking water and water treatment processes including filtration and disinfection technologies. We also have improved our environmental information management technologies. We hold over 20 patents for various environmental technologies, and we have received extensive patent coverage for the Manage IT system, which we use to manage and track hazardous waste at client sites. Through the use of proprietary and other environmental information management systems, we have become a leading provider of advanced data base management technology to serve clients’ needs.

Insurance

          We maintain liability insurance programs in the ordinary course of business that are structured to provide coverage for major and catastrophic losses. Effective April 1, 2000, our commercial general liability insurance program provides for coverage of up to $75 million with a $500,000 deductible. We also carry pollution liability insurance with policy limits of up to $35 million with a $1 million deductible.

          With respect to claims arising in 1997 and prior years, our insurance program required us to self-insure for the first $5 million retention for each of its general liability, automobile liability and contractor’s pollution liability coverages. We are obligated to indemnify our insurance carriers against liabilities and costs of defense, subject to certain limitations for each of these kinds of coverage, up to that $5 million limit. Financial guarantee bonds support this indemnity commitment.

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

Substantial Leverage

          We have a significant amount of indebtedness. During 1999, we issued $225 million of ten year, 11.25% senior subordinated notes (see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and Notes to Consolidated Financial Statements—Note 5. “Long-term Debt”). In March 2000, we obtained from our lenders under our credit facilities an additional $100 million, seven year term loan. Our average debt outstanding during 2000 was approximately $700 million. The following chart shows certain important credit statistics as of December 29, 2000:

At December 29, 2000
Total indebtedness (in thousands)	$ 659,223
Stockholders’ equity (in thousands)	$ 261,925
Debt to equity ratio	2.52:1

          Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the environmental services industry;

•	place us at a competitive disadvantage; and

•
limit, along with the financial and other restrictive covenants in our credit agreements, our ability to borrow additional funds. Further, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

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

          Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our cash requirements, excluding acquisitions, for the next twelve months.

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

Contract Risks

Fixed-Price Contract Risk

          The percentage of our revenues which come from fixed-price contracts has increased. For the twelve months ended December 29, 2000, approximately 35% of our revenues were from fixed-price type contracts, up from approximately 30% in the twelve months ended December 31, 1999. A greater portion of our backlog is also now comprised of fixed-price contracts due to the increasing use of fixed-price contracts in the markets that we serve, and our pursuit of opportunities which predominantly use this type of contract. Fixed-price contracts have inherent risks. Our ability to perform profitably under fixed-price contracts often depends, in part, on our ability to avoid, and once encountered, to identify, manage and recover on claims for, differing and unanticipated conditions and other changes. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional discussion on fixed-price contract performance. The risks we face under fixed-price contracts could have a material adverse effect on our business.

Bonding Risk

          Generally, our contracts do not require that we provide performance bonds. A performance bond, issued by a surety company, guarantees the contractor’s performance under the contract. If the contractor defaults under the contract, the surety will, in its discretion, step in to finish the job or pay the client the amount of the bond. We have signed indemnity agreements with our sureties to indemnify them from obligations under bonds that arise from our failure to perform under contracts for which bonds are issued. If, however, the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages. To date, we have not incurred material damages beyond the coverage of any performance bond, and we have never had a bond called where the surety has been required to take over a project or pay damages.

           We also may be required to purchase financial guarantee bonds for some of our financial commitments. We believe our bonding capacity is adequate for our current operating needs. However, due to our substantial leverage, if we were to encounter financial difficulty, we may be unable to secure adequate sources of performance bonds or financial guarantee bonds to bid new contracts.

Subcontractor Risk

          We are dependent on subcontractors to perform many aspects of our contracts. Subcontractor costs represented approximately 35% of our revenues for the twelve months ended December 29, 2000, up from 25% in the prior fiscal year. We subcontract as needed, including when we do not have appropriate or adequate internal resources. Margins on subcontracts are typically less than our margins on self-performed work. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our services and our ability to perform under some of out contracts. Our ability to negotiate satisfactory payment terms with subcontractors may also affect our ability to effectively execute projects and manage our working capital requirements and, simultaneously, our requirements under our credit agreements, due to our substantial leverage.

Significant Acquisitions and Management of Growth

          We have actively participated in the consolidation of our industry. Since March 1997, we have acquired ten firms representing aggregate revenues of approximately $1 billion at the time of acquisition. For further information on the impact of our acquisitions to our results of operations, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

          Our previous acquisition strategy presents a number of risks. For example:

•	We may fail to successfully integrate or manage acquired companies due to differences in business backgrounds or corporate cultures or inadequate internal systems or controls;

•	Acquired companies may not perform as we expect; and

•	We may experience high turnover among acquired employees.

          We have recorded a significant amount of goodwill related to our previous acquisitions. At December 29, 2000, “cost in excess of net assets of acquired businesses”, or goodwill, represents 41% of our total assets and 206% of our stockholders’ equity. Amortization of goodwill was $20 million for the twelve months ended December 29, 2000. Goodwill is recorded when we pay more for a business that the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to amortize this and all other intangible assets over the periods benefited. We have determined these periods for some of our acquisitions to be in excess of 20 years, and in one acquisition to be not less than 40 years.

          The Financial Accounting Standards Board (FASB) is currently revising the accounting rules for business combinations, including the accounting treatment of goodwill. Disclosures by the FASB of the tentative changes to accounting for business combinations and goodwill have indicated that it plans to eliminate the amortization of goodwill, replacing periodic amortization with an initial benchmark assessment based on a yet-to-be-finalized methodology of fair valuing the net tangible assets and the related net worth of each discernible reporting unit of a company to which goodwill has been allocated, and determining whether the recorded goodwill balance is recoverable. This same assessment would then be required in subsequent periods if a new, material business combination which results in additional goodwill is recorded. Under the proposed accounting rules, no periodic goodwill amortization would be required, however, if the goodwill asset is determined to be impaired through either the benchmark assessment or an ongoing remeasurement, an immediate charge to earnings would be recorded for the amount of goodwill determined to be impaired.

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

Liabilities Arising out of Environmental Laws and Regulations

          Some of our operations are subject to regulation by a number of federal and other laws and agencies. As such, we may be held directly liable for failure to abide by these laws. Any such failure could lead to our debarment or suspension as a government contractor. Companies that are subject to environmental liabilities have also sought to expand the reach of CERCLA, RCRA and similar state statutes to make contractor firms responsible for cleanup costs. These companies claim that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to bear this liability by ourselves, notwithstanding the potential availability of contribution or indemnification from other parties. Further, some of our businesses involves the operation and/or purchase and redevelopment of environmentally impaired property. As the owner or operator of such properties, we may be required to clean up all contamination at these sites, even if we did not place it there. We use insurance and other risk mitigation techniques to manage these risks but we cannot guarantee the adequacy of those measures.

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

          Over the past several years, the EPA and other federal agencies have constricted significantly the circumstances under which they will indemnify their contractors against liabilities incurred in connection with CERCLA projects.

Liability Transfer Business

          Additionally, in response to marketplace demands, we are pursuing an innovative liability transfer business, which we believe will represent an increasing share of our revenues. As in the Iron Mountain Mines project, in this business we assume a client’s or PRP’s environmental remediation obligations and potential claim obligations, and mitigate these risks through environmental due diligence, and the purchase of environmental and cost cap insurance coverage or other risk management products. We also may be required to guarantee completion of obligations in excess of those not covered by insurance. In addition to Environmental Contractor Risks, in this business we face many of the same risks as both our continuing and discontinued operations (see “Business—Risk Factors: Competition; Contract Risks—Fixed-Price Contracts; Government Contract Risks; Closure of Inactive Disposal Sites and Potential CERCLA Liabilities”). Although we believe that the insurance or financial products purchased as part of these transactions adequately protect against these obligations, we cannot guarantee that they will do so in all circumstances.

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

          As a result of our government contracting business, we have been, are and will be in the future, the subject of audits by the Defense Contract Audit Agency (the DCAA). Additionally, we have been, and may in the future be, the subject of investigations by governmental agencies such as the EPA’s Office of Inspector General (EPAOIG). During the course of an audit, the DCAA may disallow costs if it determines that we improperly accounted for such costs in a manner inconsistent with Cost Accounting Standards. Under the type of “cost reimbursable” government contracts that we typically perform, only those costs that are reasonable, allocable and allowable are recoverable under the Federal Acquisition Regulations and Cost Accounting Standards. At present, all incurred cost rate submissions have been audited through the fourteen month period ending May 31, 1998. With regard to OHM Corporation, final negotiated rates have been agreed to through calendar year 1998. We expect to complete rate negotiations for all reporting periods up to and through December 31, 1999 for the Company during 2001.

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

International Operations

          For the twelve months ended December 29, 2000, approximately 7% of our revenues came from international operations. Our international operations in general are subject to a number of risks including:

•	foreign currency risks,

•	work stoppages,

•	transportation delays and interruptions,

•	political instability,

•	expropriation and nationalization,

•	tariffs and import and export controls,

•	differing licensing and permit requirements, and

•	compliance with applicable laws.

          We cannot predict what effect, if any, these risks would have on our business.

Fluctuations in our Quarterly Operating Results

          Our quarterly revenues, expenses and operating results and working capital requirements may fluctuate significantly due to a number of factors, including:

•	the seasonality of the spending cycle of our public sector clients, notably the federal government;

•	employee utilization and hiring rates;

•	the number and significance of client projects commenced and completed during a quarter;

•	delays incurred in connection with projects;

•	the ability of our clients to terminate projects without penalties; and

•	weather conditions.

          Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

Control of Board of Directors

          In November 1996, The Carlyle Group (Carlyle) and some of its affiliates acquired 45,000 shares of our 6% cumulative convertible participating preferred stock (convertible preferred stock) and warrants to purchase 1,250,000 shares of our common stock. Additionally, in 2000 Carlyle purchased 1,237,367 common shares on the open market as part of the Company’s stock repurchase program. As a result, including paid-in-kind dividends paid through December 25, 1998 on the convertible preferred stock, Carlyle now holds 46,095 shares of convertible preferred stock and 1,237,367 shares of common stock, which totals approximately 25%, or approximately 28% assuming the warrants are exercised, of the voting power of the Company. The terms of our convertible preferred stock provide that until November 20, 2001, Carlyle has the right to elect a majority of the Board of Directors, as long as they continue to hold at least 20% of the voting power of the Company. The convertible preferred stock and warrants may at any time, at the option of Carlyle, be converted into shares of our common stock. The conversion price of the convertible preferred stock is $7.59 per share, and the exercise price of the warrants is $11.39 per share. The warrants expire on November 20, 2001. Beginning on November 21, 2003, we will be entitled at our option to redeem all of the convertible preferred stock at its aggregate liquidation preference of approximately $46 million, plus accumulated and unpaid dividends. Additionally, beginning on November 21, 2004, the conversion price of the convertible preferred stock decreases to one half of the conversion price, as adjusted, or $3.795 per common share.

          The Carlyle investment agreements should allow, however, for the substantial continuation of the current Board of Directors. After November 20, 2001, provided that Carlyle continues to own at least 20% of the voting power of the Company, the Carlyle holders of our convertible preferred stock will be entitled to elect the largest number of directors which is a minority of directors, and to vote with the common shareholders (as a single class) on the election of our remaining directors. The sale by Carlyle of its interests under specific conditions constitute events of default under our credit facilities. For example, a sale by Carlyle when the ratio of senior leverage to EBITDA (as defined) is above 2.75:1 for any of the four consecutive prior fiscal quarters would constitute an event of default. Changes of control include changes in our Board of Directors that result in the current directors and their nominees no longer constituting a majority of the Board. For more information on our relationship with Carlyle, see Notes to Consolidated Financial Statements—Note 9. “Preferred Stock—Carlyle Investment”.

History of Losses

          Including our results for the twelve months ended December 29, 2000, we have recognized recurring losses to our common stockholders. The following table shows the losses we have incurred over our last five fiscal years. We cannot assure you that we will not incur losses in the future. For a more detailed discussion of our operating results and special charges, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

	Twelve Months Ended		Nine Months Ended December 25, 1998	Twelve Months Ended
	December 29, 2000	December 31, 1999		March 27, 1998	March 28, 1997
	(In thousands)
Net income (loss) applicable to common stock	$(4,344)	$32,318	$(12,091)	$(23,193)	$(13,693)
Net income (loss) applicable to common stock, excluding special charges	$20,701	$32,318	$ 11,200	$ 2,800	$ (5,300)

Ability to Utilize Net Deferred Tax Assets

          At December 29, 2000, we had gross deferred tax assets of $247 million and gross deferred tax liabilities of $57 million. Our ability to utilize our net deferred tax asset is dependent upon sufficient taxable income of applicable character within the various federal and state carryforward periods. We believe our total net deferred tax asset of $139 million, net of a $51 million valuation allowance, will be fully utilized at this time, however, to the extent our earnings are adversely impacted by the various risk factors noted herein, our ability to fully utilize our net deferred tax asset may be jeopardized. For further information on the composition of our deferred tax asset, see Notes to Consolidated Financial Statements—Note 6. “Income Taxes”.

DISCONTINUED OPERATIONS

          In December 1987, we adopted a strategic restructuring program which included a formal plan to divest the transportation, treatment and disposal operations through sale of some facilities and closure of others. Subsequent to this date, we ceased obtaining new business for these operations. We have funded previously accrued costs of $11 million for the twelve months ended December 29, 2000, $9 million for the twelve months ended December 31, 1999 and $11 million for the nine months ended December 25, 1998 relating to our closure plans and construction and PRP matters. At December 29, 2000, our consolidated balance sheet included accrued liabilities of $3 million for closure costs, insurance program costs and the PRP matters net of anticipated insurance settlement proceeds. See our Notes to Consolidated Financial Statements—Note 14. “Discontinued Operations” for more information on the financial implications of our discontinued operations.

ITEM 2.    PROPERTIES.

          We own or lease property domestically at 154 sites in 38 states and the District of Columbia, and internationally at 18 principal sites located primarily in Canada and Australia. Excluding discontinued operations, we own approximately 73 acres and lease approximately 2.1 million square feet of property for various uses, including

•	regional and project offices,

•	technology and process development laboratories,

•	field remediation support service facilities, and

•	corporate offices.

          We consider these facilities adequate for our present and anticipated activities.

           Additionally, we own approximately 2,800 acres related to discontinued operations, principally in Northern California, of which approximately 900 acres were used for hazardous waste disposal facilities and approximately 1,900 are adjacent to those facilities, but were never used for waste disposal. Two parcels comprising approximately 120 acres are under contingent sales contracts at a value of $13 million, and, assuming the buyers’ due diligence is satisfactory, real estate transfer is expected to be completed in 2001.

ITEM 3.    LEGAL PROCEEDINGS.

Continuing Operations Legal Proceedings

          We are subject from time to time to a number of different types of claims arising in the ordinary course of our business, including contractual disputes with clients, subcontractors and suppliers, claims for professional negligence, environmental claims, governmental audits and investigations and claims for personal injuries and property damage. We do not believe that any of these claims will have a material adverse effect on our business. See Notes to Consolidated Financial Statements—Note 8. “Commitments and Contingencies—Contingencies” for information regarding the legal proceedings related to our continuing operations.

Discontinued Operations Legal Proceedings

          We have been, are and may in the future be subject from time to time to a number of different types of claims arising out of our discontinued operations including environmental claims for recovery of all or a portion of the cleanup costs at sites we previously owned or operated or to which we took our or a client’s wastes, including claims for personal injuries and property damage. We do not believe any of these claims will have a material adverse effect on our business. See Notes to Consolidated Financial Statements—Note 14. “Discontinued Operations” for information regarding the legal proceedings related to our transportation, treatment and disposal discontinued operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

          There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 29, 2000.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY.

          The following table provides information regarding our executive officers and the positions they hold. Our officers are appointed annually by our Board of Directors.

Name	Age	Position	First elected officer of the Company
Anthony J. DeLuca	53	Chief Executive Officer and President	1990
David L. Backus	59	Senior Vice President, Transportation and Telecommunication, and International	1998
M. Scott Bonta	42	Senior Vice President, Consulting and Technology, and Chief Information Officer	1995
Dennis N. Galligan	52	Senior Vice President, Solid Waste	1998
Gary L. Gardner	46	Senior Vice President, Commercial Engineering and Construction	1998
James G. Kirk	62	Senior Vice President, General Counsel and Secretary	1996
Ann P. Harris	52	Senior Vice President, Human Resources	1997
Peter J. Ives	51	Senior Vice President, Shared Services	2000
Thomas R. Marti	49	Senior Vice President, Hazardous, Toxic and Radiological Waste	1995
Kevin R. Smith	47	Senior Vice President, Business Development, Marketing and Strategic Planning	1995
Harry J. Soose	49	Senior Vice President, Chief Financial Officer	1995
Enzo M. Zoratto	44	Senior Vice President, Government Services	1995

           Mr. DeLuca was named our Chief Executive Officer and President on July 22, 1997 and President and our Acting Chief Executive Officer and a Director as of July 1, 1996. Prior thereto, Mr. DeLuca had been our Senior Vice President and Chief Financial Officer since March 1990.

          Mr. Backus joined us as Senior Vice President in December 1998 in connection with the GTI acquisition. Mr. Backus joined GTI in 1992 as Vice President of GTI’s western operations. Prior to joining GTI, Mr. Backus was employed by Morrison Knudsen Corporation in various executive positions, including Group Vice President of Morrison Knudsen’s environmental group.

          Mr. Bonta joined us in 1986, and has been Chief Information Officer since 1995. In March 2000 Mr. Bonta was elected a Senior Vice President. Prior to joining us, he was employed by Bechtel Power as the Manager of Computer Operations and Data Communications.

          Mr. Galligan joined us in 1998 through our acquisition of OHM, where had been a Vice President since 1995. Mr. Galligan was elected a Senior Vice President in March 2000. From 1991 to 1995, he was Vice President of Marketing and Sales at Chem-Nuclear Systems.

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

          Mr. Ives joined us as Manager of Projects in 1989. He was appointed a Senior Vice President of our Shared Services Group in September 2000.

          Mr. Kirk joined us as General Counsel, Eastern Operations, in 1991, was named Vice President, General Counsel and Secretary in September 1996 and Senior Vice President in July 1999. Prior to joining the Company, Mr. Kirk served as Vice President and General Counsel for Limbach Constructors.

          Mr. Marti joined us in 1990 as a Director of Projects. He was named Vice President in 1995 and Vice President, Construction and Remediation Projects and Services in 1996. In 1999, he was named a Vice President, and in March 2000 a Senior Vice President.

          Mr. Smith joined us in 1986 and served in various capacities including Program Director and Director of Project Development. In 1995 he was named Vice President, Business Development and a Senior Vice President in March 2000.

          Mr. Soose, who joined us in 1991 as Controller of our Construction and Remediation Division, was appointed Vice President, Controller of the Company in 1995 and Senior Vice President and Chief Financial Officer in July 1999. Prior to joining us, Mr. Soose served as CFO/Controller of Gulf Stream Communities, Inc.

          Mr. Zoratto joined us in 1984 from D’Appolonia Waste Management Systems, where he had been a Project Manager since 1981. He was named Vice President, Government Services in 1995 and a Senior Vice President in March 2000.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

          Our common stock is listed on the New York Stock Exchange (NYSE) and Pacific Stock Exchange under the symbol ITX. The following table sets forth the high and low sale prices of the common stock, as reported by the NYSE for the periods indicated.

Quarter ended	High	Low
March 26, 1999	$15.00	$11.13
June 25, 1999	17.25	11.00
October 1, 1999	16.44	9.56
December 31, 1999	10.44	7.75
March 31, 2000	9.19	5.75
June 30, 2000	7.88	4.75
September 29, 2000	5.88	4.13
December 29, 2000	5.31	3.38

          On March 9, 2001, the closing sale price of the common stock on the NYSE as reported by The Wall Street Journal was $4.63 per share. On that date there were 1,791 stockholders of record.

          We have not paid a cash dividend on our common stock for the twelve months ended December 29, 2000 or December 31, 1999, or the nine months ended December 25, 1998. We have no present intention to pay cash dividends on our common stock in the foreseeable future in order to retain all earnings for investment in our business. Our credit agreements prohibit cash dividends on common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

          The following table sets forth income statement information for the Company’s continuing operations and other financial information for the fiscal years ended December 29, 2000 and December 31, 1999, the nine months ended December 25, 1998 (the transition period as a result of our change in fiscal year) and the fiscal years ended March 27, 1998, and March 28, 1997.

	Twelve Months Ended		Nine Months Ended December 25, 1998	Twelve Months Ended
	December 29, 2000	December 31, 1999		March 27, 1997	March 28, 1998
	(In thousands, except per share data)
INCOME STATEMENT INFORMATION
Revenues	$1,447,251	$1,314,251	$757,435	$442,216	$362,131
Gross margin	180,701	185,858	90,961	51,090	38,138
Special charges	40,745	—	24,971	14,248	8,403
Income (loss) from continuing operations (net of preferred stock dividends)	(4,344)	32,318	(12,091)	(12,527)	(13,693)
Income (loss) per common share from continuing operations—diluted	(0.19)	1.20	(0.63)	(1.28)	(1.48)
Weighted average shares outstanding	22,395	31,192	19,149	9,737	9,227
OTHER FINANCIAL INFORMATION
Working capital	$ 140,585	$ 157,503	$120,260	$ 74,924	$110,705
Costs in excess of net assets of acquired businesses	538,757	525,052	356,619	211,878	9,363
Total assets	1,322,991	1,280,871	948,606	709,217	342,531
Long-term debt	644,623	621,772	405,059	284,697	65,874
Long-term accrued liabilities	18,560	30,834	32,558	27,528	15,184
Stockholders’ equity	261,925	271,812	238,168	148,150	168,853

          No cash dividends were paid on common shares for any period.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

Overview

          We are a leading provider of diversified, value-added services in the areas of consulting, engineering and construction, remediation, and facilities management. Through our diverse group of highly specialized companies, with over 7,000 employees in over 80 domestic offices and over 10 international offices, clients can take advantage of a single, fully integrated delivery system and our extensive expertise to meet their global environmental needs. Our broad range of services includes the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. We also provide project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets.

          During January 2001, in response to changing market dynamics, we realigned our operating structure. We now operate in a market/client focused structure in the Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology, and International markets. Our results of operations are analyzed on this basis for all periods presented. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste (HTRW) remediation, Outsourced Services for renovation, design/build services, and facilities management, and Civil Works. The Commercial E&C segment provides comprehensive engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through our Commercial Engineering & Construction, Solid Waste, Transportation & Telecommunication, and Real Estate Restoration business lines. The Consulting & Technology segment provides specialized consulting services in environmental health and safety (EH&S) compliance, risk and cost allocation determination, chemical management planning, product registration, due diligence support and strategic environmental planning. The International segment provides comprehensive environmental and infrastructure services to multi-national and foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, and Australia.

          Our clients are federal, state and local governments in the U. S. and commercial businesses worldwide. We obtained 50% of our revenues for the twelve months ended December 29, 2000 from the U. S. Government through more than 100 contracts that predominantly range in length from one to eight years. In addition, we serve more than 1,500 commercial clients on projects which range in length from one month to many years. For example, we have recently been awarded a $200 million, 30 year project at the Iron Mountain Mines Superfund Site. For the twelve months ended December 29, 2000, our revenues were $1.4 billion. Approximately 82% of our backlog at December 29, 2000 was under U. S. government programs, and approximately 74% is expected to be billed to our clients on a cost-reimbursable basis. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog.

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

Acquisitions

          Since fiscal 1998, we made the following significant acquisitions to expand and diversify our business to meet our strategic objectives.

Date of Acquisition	Name	Location(s)	Business	Most Recent Fiscal Year Revenues Prior to Acquisition
				(In millions)
Feb. and June 1998	OHM Corporation	Over 30 regional offices	Diversified environmental and remediation firm providing a broad range of services for governmental and private sector clients.	$525
			Leading provider of operations, maintenance and construction outsourcing services.

Dec. 1998	Groundwater Technology, Inc.	Over 30 offices in North America, Europe and Australia	Broad-based environmental services firm.	$200

June 1999	EMCON	Over 20 offices in North America	Environmental engineering, design and construction focused on the solid waste industry.	$151

April 1999	EFM Group	Over 10 offices in North America	Environmental remediation, program management and technical support for federal government and private sector clients.	$106

May 2000	W&H Pacific, Inc.	Northwestern U. S.	Engineering consulting and design firm serving the transportation, telecommunications and land development industries.	$35

March 1999	Roche Limited Consulting Group	Quebec City, Canada	Engineering and construction services to wastewater, paper, mining and transportation industries worldwide.	$28

Change in Fiscal Year

          In June 1998, we changed our fiscal year-end from the last Friday in March to the last Friday in December of each year effective with the nine months ended December 25, 1998. Accordingly, the following discussions compare financial results for the full twelve month periods ended December 29, 2000 to December 31, 1999, and also the full twelve month period ended December 31, 1999 with the nine-month period ended December 25, 1998. Based on the significance of the OHM acquisition in February 1998, we believe that the periods described above represent the most appropriate basis of comparison for analysis of our results of operations.

Twelve Months Ended December 29, 2000 Compared to Twelve Months Ended December 31, 1999

Revenues and Gross Margin

          Company.    Revenues for the twelve months ended December 29, 2000 were $1.4 billion, a 10% increase over the twelve months ended December 31, 1999 revenues of $1.3 billion. This increase is primarily due to a full year’s impact of mid-year 1999 acquisitions. We expect 2001 revenues to increase by 5 to 7%, to approximately $1.5 billion.

          Our gross margin for the twelve months ended December 29, 2000 decreased to 12.5% from 14.1% in the twelve months ended December 31, 1999. Gross margin performance was unfavorably impacted by technical personnel shortages, a higher mix of subcontract-related revenues which generate lower profit margins, project delays, and project cost overruns on Commercial E&C segment construction projects and a Government Services segment outsourcing contract. For the twelve months ended December 29, 2000, subcontract costs were 35% of our revenues, an increase from 25% of our revenues in the prior year. Fourth quarter 2000 gross margins were 10.5% compared to 14.7% for the comparable prior year’s quarter, and were impacted by severe weather conditions, subcontractor revenue mix and project performance issues. Our ability to achieve projected gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued overhead cost controls. Our fiscal 2000 technical personnel shortages have been largely resolved, but may reoccur and impact us in 2001. Based on the projected mix of 2001 revenue from our backlog, funding expectations and improved project performance, we expect our 2001 gross margin to improve to the 13% range.

          A significant percentage of our revenues continue to be earned from U. S. government contracts with various federal agencies. However, as a percentage of revenues, we have reduced our reliance on revenues earned from U. S. government contracts. Revenues from U. S. government contracts accounted for 50% of our consolidated revenues in the twelve months ended December 29, 2000, compared to 57% of our consolidated revenues in the twelve months ended December 31, 1999, reflecting a continuing revenue mix shift to the commercial sector. U. S. government revenues are derived principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE).

          Government Services.    Revenues from the Government Services segment decreased $37 million, or 5%, to $715 million in the twelve months ended December 29, 2000, compared to $752 million in the twelve months ended December 31, 1999. This decrease was due to lower revenues from HTRW contracts in 2000, and also the impact of funding delays in the outsourcing renovation, design/build and facilities management portion of our federal contract backlog. Increases in HTRW revenues from the Environment and Facilities Management group (EFM) of ICF Kaiser, Inc., which we acquired in April 1999, were offset by decreases in volume due to completing other HTRW projects. We expect to continue to earn a substantial portion of our Government Services segment revenues from DOD indefinite delivery order contracts, which are primarily related to remedial action work. We anticipate limited revenue growth in HTRW remediation work as DOD and DOE spending is projected to remain at approximately 2000 levels. However, longer term we expect revenue growth from U. S. government funding of civil works, watershed restoration, facilities management and the military housing/infrastructure privatization markets based on contract awards and levels of bidding activity. We also expect increased funding levels in Outsourced Services in 2001 based on existing indefinite delivery order contracts in our backlog, compared to fiscal 2000 levels.

          Our Government Services segment profit margin for the twelve months ended December 29, 2000 was $78 million, or 10.9% of segment revenues, compared to $85 million, or 11.3% of segment revenues for the twelve months ended December 31, 1999. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. Segment margin decreased primarily due to project cost overruns on a large, now-complete fixed price construction contract in our Outsourced Services business.

          Commercial E&C.    Revenues from the Commercial E&C segment increased $121 million, or 27%, to $566 million in the twelve months ended December 29, 2000 compared to $445 million for the twelve months ended December 31, 1999. This revenue increase is due to the EMCON and W&H Pacific acquisitions, and continued growth in the commercial portion of the business. Revenue growth from the commercial sector is expected to continue to be more directly related to the economy and to the desire on the part of our clients for strategic environmental services that provide an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory concerns.

          Our Commercial E&C segment profit margin for the twelve months ended December 29, 2000 was $66 million, or 11.6% of segment revenues, compared to $68 million, or 15.4% of segment revenues for the twelve months ended December 31, 1999. The lower Commercial E&C segment profit margin in 2000 was due to technical personnel shortages, a higher subcontractor revenue mix, weather and other project performance issues which resulted in cost increases. We expect improvement in our Commercial E&C segment margin in 2001 as project performance, personnel and subcontractor mix issues are addressed.

           Consulting & Technology.    Revenues from our Consulting & Technology segment increased $15 million, or 28%, to $69 million for the twelve months ended December 29, 2000, compared to $54 million for the twelve months ended December 31, 1999. Most of the revenues in Consulting & Technology are derived from commercial clients, and increased primarily due to the EMCON acquisition and growth in environmental health and safety services. Continued revenue growth is dependent upon our ability to attract, retain and utilize qualified technical personnel.

          Our Consulting & Technology segment profit margin was $12 million, or 17.1% of segment revenues for the twelve months ended December 29, 2000, compared to $8 million, or 14.4% of segment revenues for the twelve months ended December 31, 1999. The improved segment margin was the result of overhead efficiencies based on volume.

          International.    International segment revenues increased $34 million, or 54%, to $97 million for the twelve months ended December 29, 2000, compared to $63 million for the twelve months ended December 31, 1999. International revenues increased primarily due to growth from our Roche Limited Consulting Group (Roche) subsidiary acquired in March 1999. We expect smaller percentage increases in our International segment revenues in 2001 based on our controlled international growth strategy, and our divestiture of our Taiwan-based Chi Mei IT subsidiary, which was sold in the fourth quarter of 2000, as discussed further below (see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Twelve Months Ended December 29, 2000 Compared to Twelve Months Ended December 31, 1999—Special Charges”). Chi Mei IT represents approximately 5% of our International segment revenues for 2000.

          Our International segment profit margin was $6 million, or 6.0% of segment revenues for the twelve months ended December 29, 2000, compared to $4 million, or 6.5% of revenues for the twelve months ended December 31, 1999. Margin growth at Roche and at our Australia subsidiary was offset by continued poor performance at our Chi Mei IT subsidiary in Taiwan, which was sold in the fourth quarter of 2000. International segment margin is lower on a comparative basis to our other, domestic segments due to the geographic limitations impeding full utilization of our shared services organization.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses (excluding goodwill amortization expenses) were 3.9% of revenues for the twelve months ended December 29, 2000, compared to 4.3% of revenues for the twelve months ended December 31, 1999. This decrease from 1999 is primarily attributable to cost containment initiatives combined with an increasing revenue base in proportion to fixed overhead costs. We expect to maintain our fiscal 2000 level of selling, general and administrative expenses as a percentage of revenues in 2001.

Amortization of Goodwill

          Cost in excess of net assets of acquired businesses (goodwill) at December 29, 2000 and December 31, 1999 was $539 million and $525 million, respectively. The increase in cost in excess of net assets of acquired businesses, which is net of accumulated amortization, is the result of the W&H Pacific acquisition, finalization of purchase price allocations, and contingent consideration relating to previous acquisitions. Cost in excess of net assets of acquired businesses represents 41% of our total assets and 206% of stockholders’ equity at December 29, 2000, and 41% of our total assets and 193% of our stockholders’ equity at December 31, 1999. On an ongoing basis, when there are indicators of impairment, we periodically evaluate the recoverability of intangibles resulting from business acquisitions. When indicators exist, we compare the carrying value of intangibles to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the unamortized intangibles. If the undiscounted cash flows are less than the carrying value of the these assets, the cash flows will be discounted to fair value and the intangible assets will be reduced to that amount. We noted no impairment in the recoverability of our cost in excess of net assets of acquired businesses in the twelve months ended December 29, 2000 and December 31, 1999. Goodwill amortization expenses were $20 million for the twelve months ended December 29, 2000, compared to $15 million for the twelve months ended December 31, 1999. The increase was the result of the full year of goodwill amortization in fiscal 2000 for the EFM, EMCON and Roche acquisitions. If the FASB expose draft, “Business Combinations and Intangible Assets—Accounting for Goodwill”, is adopted as currently proposed, prospectively we would not record this goodwill amortization expense.

Special Charges

          Twelve Months Ended December 29, 2000:    We recorded a special charge of $40.7 million for the twelve months ended December 29, 2000, including $37.5 million for accounts receivable and $3.2 million for other items. The accounts receivable portion of the charge primarily reduced the carrying value of various project claims which have been in protracted litigation, and adjusted the close-out value of certain acquired accounts receivable. In the quarter ended December 29, 2000, we adopted a strategy to accelerate the resolution of these project claims. This initiative is expected to accelerate cash collections of approximately $19 million relating to these projects, and is part of our overall strategy of debt reduction. The special charge related to the project claims represents our estimates of reduced recoverability of the project claims under the accelerated resolution strategy. Many of these project claims were acquired as part of our previous business combinations. In conjunction with the claims resolution strategy, in the quarter ended December 29, 2000, we completed an extensive review of billed and unbilled accounts receivables on acquired projects, and we revised our estimates of recovery on over 200 project acquired unbilled receivables, predominantly on cost- reimbursable projects and programs with U. S. government clients. The costs incurred on these projects with acquired unbilled receivables were substantially incurred prior to acquisition.

          The remaining $3.2 million of the special charge related to a $2.2 million non-cash charge for the sale of our 50.1% interest in Chi Mei IT, a Taiwan-based entity, in December 2000, and a $1.0 million restructuring charge relating to a facility closure and downsizing plan which was finalized in December 2000. The facility restructuring plan encompasses over thirty offices, and the charge relates to closing ten offices and warehouses, and downsizing eight offices and warehouses where we will have ongoing lease obligations subsequent to the closures and downsizings. The plan will be substantially implemented in the first quarter of 2001. Payments relating to our lease obligations, net of sublease recovery estimations, will primarily be incurred through 2002, although some leases on downsized facilities continue through 2006. Based on geographic proximity to other locations and other factors, we do not anticipate any significant liabilities for employee severance or other costs to be incurred as a result of this facility closure plan.

          At December 29, 2000, the special charge reserve balance is $1.0 million, relating to the facility closure plan.

          There were no special charges in the twelve months ended December 31, 1999.

Interest, Net

          Net interest expense was $72 million, or 5.0% of revenues for the twelve months ended December 29, 2000, compared to $54 million, or 4.1% of revenues for the twelve months ended December 31, 1999. The increase in net interest expense is due to the increased level of debt required to finance the EFM, Roche, EMCON and W&H Pacific acquisitions, increased working capital requirements, and increased borrowing costs due to interest rate increases by the Federal Reserve Board during 2000. Including the effect of an interest rate swap agreement (see Notes to Consolidated Financial Statements—Note 5. “Long-term Debt”), approximately 60% of our $659 million in outstanding borrowings at December 29, 2000 were at a fixed rate of interest. The variable rate portion of our debt will benefit during 2001 from recent interest rate reductions by the Federal Reserve Board, as tranches of our variable rate borrowings are renewed at lower interest rates. Non-cash interest expense primarily for the amortization of financing fees, included in net interest expense for the twelve months ended December 29, 2000 and December 31, 1999 was $3 million and $2 million, respectively. We also expect to record approximately $6 million of non-cash interest expense in 2001, including $3 million for amortization of financing fees and $3 million for the amortization of the discount related to the advance payment on the Iron Mountain Mines project, which represents the net present value of the contract price, primarily on the first ten years of work to be performed on the project. For additional information regarding interest rates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Quantitative and Qualitative Disclosures About Market Risk”.

Income Taxes

          For the twelve months ended December 29, 2000, our recorded income tax provision was a $9.7 million income tax benefit, reflecting an income tax rate of approximately 16% on a net loss of $7.7 million and a $8.5 million current benefit resulting from a reduction in the deferred tax asset valuation allowance attributable to previously reserved tax attributes that we believe will more likely than not be utilized. The reduced tax benefit, exclusive of the valuation allowance, is attributable to non-deductible amortization of cost in excess of net assets of acquired businesses and state taxes as a percentage of pretax income. Based on contractual agreements to sell portions of our land held for sale as part of our discontinued operations (see Notes to Consolidated Financial Statements—Note 14. “Discontinued Operations”) for approximately $13 million, and based upon progress toward final closure at our remaining Northern California site and our recent marketing of portions of this property, we revised our timing expectations concerning our ability to generate income of applicable character to utilize certain tax attributes prior to their expiration. For more information on our deferred tax assets, see Notes to Consolidated Financial Statements—Note 6. “Income Taxes”. We anticipate our combined effective tax rate in 2001 to be in the range of 38.5% to 40.5%.

          For the twelve months ended December 31, 1999, we reported an income tax provision of $22 million. We also reported a $3 million benefit from the deferred tax asset valuation reduction attributable to the utilization of tax attributes previously reserved and to certain fiscal 1999 changes in financial accounting and tax rules.

          We will need to have approximately $359 million of future taxable income to fully realize our deferred tax asset of $139 million (net of a valuation allowance of $51 million) at December 29, 2000, assuming a net 38.7% combined effective tax rate. We evaluate the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of our position in the industry, recent acquisitions and restructuring, and existing backlog, management expects that our future taxable income will more likely than not allow us to fully realize our recorded net deferred tax asset of $139 million. The increase in the net deferred tax asset is primarily due to the valuation allowance adjustment, and acquisitions.

Dividends

          Our reported dividends for both the twelve months ended December 29, 2000 and December 31, 1999 were $6.4 million, which were comprised of $3.6 million for our 7% cumulative convertible exchangeable preferred stock and $2.8 million on our 6% cumulative convertible participating preferred stock.

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

          Our gross margin for the twelve months ended December 31, 1999 increased to 14.1% of revenues, compared to 12.0% for the nine months ended December 25, 1998. The increase in gross margin was due to a favorable mix of higher margin revenue, contract performance, and overhead efficiencies.

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

          Government Services.    Revenues from the Government Services segment increased $234 million, or 45%, to $752 million in the twelve months ended December 31, 1999, compared to $518 million for the nine months ended December 25, 1998. This increase was due to the full twelve months of operating results for fiscal 1999 when compared to the prior nine month transition period, and also due to the EFM acquisition.

          Our Government Services segment profit margin for the twelve months ended December 31, 1999 was $85 million, or 11.3% of segment revenues, compared to $55 million, or 10.6% of segment revenues for the nine months ended December 25, 1998. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. Margins improved on HTRW projects due to cost synergies and realized overhead efficiencies from acquisitions. Margins on Outsourced Services contracts decreased slightly due to a shift in contract mix to larger, longer term contracts that have lower overall profit margins.

          Commercial E&C.    Revenues from the Commercial E&C segment increased $248 million, or 126%, to $445 million in the twelve months ended December 31, 1999, compared to $197 million in the nine months ended December 25, 1998. This increase was due to the full twelve months of operating results for fiscal 1999 when compared to the prior nine month transition period, and also due to the acquisitions of GTI, EFM and EMCON.

          Our Commercial E&C segment profit margin for the twelve months ended December 31, 1999 was $68 million, or 15.4% of segment revenues, compared to $23 million, or 11.4% of segment revenues for the nine months ended December 25, 1998. Improvements in margin percentages were primarily due to cost synergies and realized overhead efficiencies from the integration of the GTI, EFM and EMCON acquisitions, along with revenue mix and contract performance.

          Consulting & Technology.    Revenues from our Consulting & Technology segment increased $21 million, or 66%, to $54 million for the twelve months ended December 31, 1999, compared to $33 million for the nine months ended December 25, 1998. Most of the revenues in Consulting & Technology are derived from commercial clients, and increased primarily due to the GTI and EMCON acquisitions, and also due to the full twelve months of operating results in 1999.

          Our Consulting & Technology segment profit margin was $7.8 million, or 14.4% of segment revenues for the twelve months ended December 31, 1999, and $4.1 million, or 12.5% of segment revenues, for the nine months ended December 25, 1998. The improved segment margin was the result of overhead efficiency gains related to acquisitions.

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

          Our International segment profit margin was $4.1 million, or 6.5% of revenues for the twelve months ended December 31, 1999 compared to a segment loss of $0.3 million for the nine months ended December 25, 1998. This segment profit margin improvement is primarily due to the GTI and Roche acquisitions. International segment margin is lower on a comparative basis to our other, domestic segments due to the geographic limitations impeding full utilization of our shared services organization.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses (excluding goodwill amortization expenses) were 4.3% of revenues for the twelve months ended December 31, 1999 compared to 4.6% of revenues for the nine months ended December 25, 1998. Due to the seasonal nature of our business, selling, general and administrative expenses as a percentage of revenue are usually highest in the first calendar quarter of the year, which was excluded from the comparison with our nine month transition period ended December 25, 1998. On a calendar year comparison, 1998 selling, general and administrative expenses were 5.9% of revenues. The decrease as a percentage of revenues for the periods noted is primarily attributable to a decreasing proportion of fixed overhead costs in relation to an increasing revenue base.

Amortization of Goodwill

          Cost in excess of net assets of acquired businesses (goodwill) at December 31, 1999 and December 25, 1998 was $525 million and $357 million, respectively. The increase in cost in excess of net assets of acquired businesses, which is net of accumulated amortization, is the result of the EFM, Roche, and EMCON acquisitions, finalization of purchase price allocations, and contingent consideration relating to previous acquisitions. Cost in excess of net assets of acquired businesses represents 41% of our total assets and 193% of our stockholders’ equity at December 31, 1999, and 38% of our total assets and 150% of our stockholders’ equity at December 25, 1998. We noted no impairment in the recoverability of our cost in excess of net assets of acquired businesses in the twelve months ended December 31, 1999 and the nine months ended December 25, 1998. Goodwill amortization expenses were $15 million for the twelve months ended December 31, 1999 and $7 million for the nine months ended December 25, 1998. The significant increase to goodwill amortization is primarily due to the OHM, GTI, Roche, EFM and EMCON acquisitions.

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

          Hybrid Thermal Treatment System®    On May 27, 1998, our Board of Directors considered and approved the divestiture of the assets associated with our Hybrid Thermal Treatment System® (HTTS®) business. This resulted in a charge of $14.4 million representing the net book value of these assets less estimated salvage value.

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

           For the nine months ended December 25, 1998, we reported a loss from continuing operations of $0.7 million and recorded an income tax charge of $9.7 million before adjusting for the special charge. We also provided a deferred tax asset valuation adjustment for a portion of the special charges and recognized a tax benefit of $3.0 million on the divestiture of the HTTS® business (see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Twelve Months Ended December 31, 1999 Compared To Nine Months Ended December 25, 1998—Special Charges”). The total net tax charge was $6.7 million. Our effective income tax rate from continuing operations for the nine months ended December 25, 1998 was more than the federal statutory rate primarily due to the valuation adjustment for the above charge and amortization of cost in excess of net assets of acquired businesses (see Notes to Consolidated Financial Statements—Note 6. “Income Taxes”).

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

THE IT GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital decreased $17 million or 11% to $141 million at December 29, 2000 from $158 million at December 31, 1999. The current ratio was 1.35:1 at December 29, 2000 and 1.44:1 at December 31, 1999. The working capital and current ratios were impacted by the $33 million advance payment received in December 2000 on the Iron Mountain Mines Superfund Site project, representing funding, principally for the first ten years of work, for which we do not expect to receive any additional payments (see Notes to Consolidated Financial Statements—Note 1. “Summary of Significant Accounting Policies—Contract Accounting and Accounts Receivable”). The Iron Mountain Mines advance payment proceeds were used to repay outstanding borrowings under our credit facilities.

          Cash provided by operating activities for the twelve months ended December 29, 2000 was $45 million, compared to $47 million for the twelve months ended December 31, 1999. Current year operating cash flow included the previously mentioned $33 million advance payment, and the prior year’s operating cash flow included a $17 million net positive change in discontinued operations cash flow as a result of the 1999 release of previously restricted trust fund assets of discontinued operations (see Notes to Consolidated Financial Statements—Note 14. “Discontinued Operations”). Our operating activities are expected to be the primary source of cash for debt service. We expect our discontinued operations net cash flow for the twelve months ended December 28, 2001 to be approximately $8 million positive, including approximately $13 million in projected 2001 land sales (which are subject to customary closing conditions).

          We do not expect to pay significant cash income taxes over the next several years due to our net operating loss carryforwards. (See Notes to Consolidated Financial Statements—Note 6. “Income Taxes” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Income Taxes”.)

          Cash used by investing activities related primarily to acquisitions and capital expenditures. Capital expenditures were $19 million and $22 million for the twelve months ended December 29, 2000 and December 31, 1999, respectively. Capital expenditures for both periods were primarily related to information technology expenditures, with higher 1999 expenditures due primarily to acquisition related computer system and communication requirements. Due to the uncertain economic environment, we expect to limit our capital expenditures to approximately $10 million in fiscal year 2001. As part of our strategy of debt reduction, we initiated sales of assets which generated $13 million in proceeds in 2000.

          Cash used for the acquisition of businesses, net of cash acquired was $53 million and $209 million for the twelve months ended December 29, 2000 and December 31, 1999, respectively. In 2000, we acquired W&H Pacific for $10 million, paid $33 million of acquisition-related liabilities, and paid $10 million of contingent consideration related to previous acquisitions. In 1999, we acquired Roche for $10 million, EFM for $74 million and EMCON for $62 million, which collectively represented $146 million in initial acquisition costs. Additionally, we paid acquisition-related liabilities including employee severance, relocation and facility closure costs of $39 million, acquisition transaction costs of $13 million, and contingent consideration of $11 million relating to previously acquired businesses. We expect our trailing costs from acquisitions, including contingent consideration, to be approximately $28 million for 2001, a $25 million decline from 2000.

          Cash provided by financing activities was approximately $1 million in 2000. Cash provided by financing activities in 1999 was $193 million, to support acquisitions. Long-term debt of $645 million at December 29, 2000 increased from $622 million at December 31, 1999 primarily due to acquisitions, previous acquisition-related obligations, and increases in working capital requirements. Fourth quarter 2000 revenues were $399 million, or 11% above the prior year’s fourth quarter, requiring a higher level of current year borrowings to support the increased business volume. In March 2000, we obtained from our lenders under the credit facilities an additional $100 million, seven year term loan (Term C loan), which is payable in twelve semi-annual installments of $1 million and four quarterly payments of $22 million commencing in September 2006 through June 2007. The Term C loan net proceeds of approximately $97 million were used to pay down outstanding borrowings under the revolving credit facility portion of the credit facilities without reducing availability under the revolving portion of the credit facility. The addition of the Term C loan improved our ability to support seasonal business pattern working capital requirements.

          During the third quarter of 2000, we initiated and completed a stock repurchase program. Approximately $5 million was utilized to repurchase one million common shares, which are held as treasury stock. The stock repurchase program did not materially impact reported earnings per share.

          Our ratio of total debt, including current portion, to equity was 2.52:1 at December 29, 2000, 2.38:1 at December 31, 1999 and 1.77:1 at December 25, 1998. Our credit facilities have limitations on other indebtedness, lease obligations, capital expenditures, mergers and acquisitions and other fundamental changes, and also prohibit the payment of cash dividends on common stock. The credit facilities also have various financial covenants. In December 2000, we requested, and received approval from our lenders for, an amendment to our credit agreement for the exclusion of the special charge from our covenant ratio calculations and revisions to the financial covenants which included, among other items, the deferral of more restrictive future financial covenants for maximum EBITDA leverage, minimum interest coverage and minimum fixed charge coverage, as defined, to later quarters over the next two years. As amended, we were compliant with the covenants and all other limitations of our credit agreement at December 29, 2000.

          Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs, excluding acquisitions, for the next twelve months. We continue to have significant cash requirements including the service on our substantial indebtedness. Our average debt outstanding in 2000 was approximately $700 million. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements. Our average available borrowing capacity fluctuates significantly, but during the first two months of 2001, on average it was approximately $40 million. We are focusing on reducing our leverage, and expect that during 2001 we will be able to reduce our total debt by $90—$100 million from our December 29, 2000 levels. Most of this debt reduction is expected to occur in the second half of 2001. We expect to generate cash for debt reduction through operating cash flow, from non-core asset sales including sales of land from our Northern California sites (see Notes to Consolidated Financial Statements—Note 14, “Discontinued Operations”), through resolving claims on outstanding accounts receivables and from additional advanced payments under the Iron Mountain Mines project. We also expect lower cash usage from reduced trailing costs of previous acquisitions and reduced capital expenditures.

          Our ability to maintain our liquidity, maintain compliance with our amended financial covenants, and achieve our stated debt reduction goal is dependent upon our ability to successfully execute projects at adequate gross margin levels, to carefully manage our working capital, and to aggressively contain costs. Our amended financial covenants begin to be more restrictive with the quarter ending September 28, 2001. If we were adversely impacted by unforeseen business conditions, we may be required to seek additional modifications to our credit agreement. In addition to the potential uncertainty of our ability to obtain additional modifications, if necessary, we would incur additional costs in the form of fees and interest expense for any such modifications.

Backlog

          Our total funded and unfunded backlog at December 29, 2000 was $4.7 billion, including $0.5 billion relating to our share of joint venture backlog. At December 31, 1999 our backlog was $4.3 billion. Backlog increased due to a number of long-term government contracts that were awarded to our Outsourced Services business. Our backlog at December 29, 2000 includes approximately $1.9 billion of funded backlog. We expect to earn approximately $1.1 billion of revenue from our backlog in 2001. We expect to earn revenues from our backlog primarily over the next one to five years, with a substantial portion of the backlog consisting of governmental contracts, many of which are subject to annual funding and definition of project scope. The backlog at December 29, 2000 and December 31, 1999 includes $2.8 billion and $3.1 billion, respectively, of future work we estimate we will receive (based on historical experience) under existing indefinite delivery order programs. In accordance with industry practices, substantially all of our contracts are subject to cancellation, delay or modification by the customer. The composition of our backlog at December 29, 2000 expected to be charged to our clients on a cost-reimbursable basis is approximately 74%, a decrease from an 84% cost-reimbursable composition at December 31, 1999, reflecting a continuing shift in federal contracts to more fixed price contracts, particularly in the facilities management market. Additionally, many of our commercial contracts automatically renew annually and are not part of our backlog. We believe the predictability and stability of our backlog will allow us to better manage our fixed costs, minimize our overhead and bid selectively on new work.

          Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. (See Notes to Consolidated Financial Statements—Note 1. “Summary of Significant Accounting Policies—Contract Accounting and Accounts Receivable”, and Note 4. “Special Charges”).

ITEM 7a.    Quantitative and Qualitative Disclosures About Market Risk.

          The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates, actual results could differ materially from those projected in such forward-looking information.

          At December 29, 2000, we had fixed-rate debt totaling $261 million in principal amount and having an estimated fair value of $200 million. These instruments are fixed rate and, therefore, do not expose us to the risk of earnings loss due to changes in market interest rates. The fair value of fixed rate instruments is affected by changes in interest rates, credit ratings, market perception of industry sectors, market liquidity in long term lending markets, and other factors. Movements in interest rates may not fully represent the changes in fair value that occur for our fixed-rate debt. However, based solely on interest rate movements, we believe the fair value of these instruments would decrease to approximately $193 million if interest rates were to increase by 10% from their levels at December 29, 2000. At December 31, 1999, we had fixed rate debt totaling $265 million which had a fair value of $254 million, which we believe would have decreased to $240 million had interest rates increased 10% from their December 31, 1999 levels.

          At December 29, 2000, we had floating-rate long-term debt totaling $398 million in principal amount and having a fair value of $398 million. These borrowings are under our credit facilities (see Notes to Consolidated Financial Statements—Note 5, “Long-term Debt”). We have entered into a swap agreement with a notional amount of $150 million as required by our credit facilities and to reduce our exposure to adverse fluctuations in interest rates relating to this debt. The swap, which expires in August 2004, converts the $150 million notional amount from floating rate to fixed rate debt, and at December 29, 2000 has a mark to market cost to us of $1.5 million, net of related tax effects. We also executed an option which expires in August, 2001, which if exercised, would require us to become a variable rate payer for a $150 million notional amount of fixed rate debt. At December 29, 2000, the option has a mark to market cost to us of $0.2 million, net of related tax effects.

          We also have an interest rate cap agreement with a notional amount of $126 million. The interest rate cap expires in August, 2004, and allows us to receive 3-month LIBOR in any quarterly period when 3-month LIBOR is 7% or higher, for five quarterly periods at our election. The obligation of the counter party under the cap is subject to a 3-month LIBOR ceiling of 8%. The cap has a mark to market benefit to us at December 29, 2000 of $0.4 million, net of related tax effects.

          We have not entered into any other derivative financial instruments, or into derivative instruments for trading purposes. On December 30, 2000, the first day of our 2001 fiscal year, we adopted FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended. The effect of adopting FASB Statement No. 133 was a $1.3 million non-cash reduction to stockholders’ equity, net of related tax effects, representing other comprehensive expense, for the aggregate fair values of the $150 million swap, the $150 million option, and the $126 million interest rate cap agreements. We anticipate that the swap and the cap agreement will be highly effective in managing the underlying variable interest rate risks. We do not expect to have significant volatility in our reported earnings as a result of adopting FASB Statement No. 133. If floating rates were to increase by 10% from December 29, 2000 levels, we would incur additional interest expense of approximately $2.2 million.

FORWARD LOOKING STATEMENTS

          Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those identified in the “Business” section of this report and the following:

•	changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

•	bidding opportunities and success,

•	project results, including success in pursuing claims and change orders,

•	management of our cash resources, costs and margins, particularly in light of our substantial and variable leverage,

•	the constraints placed on our operations, acquisitions and working capital by the terms of our debt agreements,

•	our ability to achieve stated debt reduction goals,

•	our ability to attract and retain qualified personnel,

•	funding of backlog,

•	matters affecting contracting and engineering businesses generally, such as the seasonality of work and the impact of weather and clients’ timing of projects,

•	our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

•	the ultimate closure costs and post-closure costs of our discontinued operations,

•	our ability to close real estate restoration transactions, including transactions involving our excess Northern California land,

•	the success of our acquisition strategy, including our ability to integrate our recent acquisitions and the achievement of expected cost savings and other synergies therefrom, and

•	industry-wide market factors and other general economic and business conditions.

          Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE FOR THE TWELVE MONTHS ENDED DECEMBER 29, 2000 AND
DECEMBER 31, 1999, AND THE NINE MONTHS ENDED DECEMBER 25, 1998

          Schedules not filed herewith are omitted because of the absence in all material respects of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors
The IT Group, Inc.

          We have audited the accompanying consolidated balance sheets of The IT Group, Inc. as of December 29, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The IT Group, Inc. at December 29, 2000 and December 31, 1999 and the consolidated results of its operations and its cash flows for the years ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 14, 2001

THE IT GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)
	December 29, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 15,624	$ 29,529
Accounts receivable, less allowance for doubtful accounts of $12,549 and $18,023, respectively	440,566	427,427
Prepaid expenses and other current assets	44,177	30,664
Deferred income taxes	38,101	26,336

Total current assets	538,468	513,956
Property, plant and equipment, at cost:
Land, buildings and improvements	10,939	15,601
Machinery and equipment	107,097	104,019

	118,036	119,620
Less accumulated depreciation and amortization	54,902	54,769

Net property, plant and equipment	63,134	64,851
Cost in excess of net assets of acquired businesses	538,757	525,052
Other assets	82,039	81,878
Deferred income taxes	100,593	95,134

Total assets	$1,322,991	$1,280,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 254,689	$ 206,068
Accrued wages and related liabilities	40,459	43,296
Billings in excess of revenues	45,744	17,614
Other accrued liabilities	42,391	65,435
Short-term debt, including current portion of long-term debt	14,600	24,040

Total current liabilities	397,883	356,453
Long-term debt	644,623	621,772
Other long-term accrued liabilities	18,560	30,834
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $100 par value; 180,000 shares authorized
7% cumulative convertible exchangeable, 20,556 issued and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized; 22,918,154 and 22,830,909 shares issued, respectively	229	228
Treasury stock at cost, 1,037,671 and 61,222 shares, respectively	(5,151)	(946)
Additional paid-in capital	351,063	350,627
Unearned compensation, restricted stock	(826)	—
Deficit	(89,010)	(84,666)
Accumulated other comprehensive income (deficit)	(1,045)	(96)

Total stockholders’ equity	261,925	271,812

Total liabilities and stockholders’ equity	$1,322,991	$1,280,871

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 29, 2000	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998
Revenues	$1,447,251	$1,314,251	$757,435
Cost and expenses:
Cost of revenues	1,266,550	1,128,393	666,474
Selling, general and administrative expenses	55,992	56,363	34,817
Amortization of goodwill	19,517	14,778	7,011
Special charges	40,745	—	24,971

Operating income	64,447	114,717	24,162
Interest, net	72,169	54,115	24,895

Income (loss) before income taxes	(7,722)	60,602	(733)
Provision (benefit) for income taxes	(9,738)	21,924	6,694

Net income (loss)	2,016	38,678	(7,427)
Less preferred stock dividends	(6,360)	(6,360)	(4,664)

Net income (loss) applicable to common stock	$ (4,344)	$ 32,318	$(12,091)

Net income (loss) per share basic:	$ (0.19)	$ 1.42	$ (0.63)

Net income (loss) per share diluted:	$ (0.19)	$ 1.20	$ (0.63)

The accompanying notes are an integral part of these consolidated financial statements.

THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Twelve Months Ended December 29, 2000 and December 31, 1999,
and the Nine Months Ended December 25, 1998
(In thousands)

	7% cumulative convertible exchangeable preferred stock	6% cumulative convertible participating preferred stock	Common stock	Treasury stock	Additional paid-in capital	Unearned compensation, restricted stock	Income (Deficit)	Accumulated other comprehensive income (deficit)	Totals
Balance at March 27, 1998	$2,056	$4,451	$ 97	$ (74)	$246,681	$ —	$(104,893)	$ (168)	$148,150
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,427)	—	(7,427)
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	—	(292)	(292)

Comprehensive loss									(7,719)

Restricted stock	—	—	—	—	38	—	—	—	38
Dividends on preferred stock	—	158	—	—	1,421	—	(4,664)	—	(3,085)
IT shares issued in exchange for OHM stock, net of stock issue costs	—	—	130	—	100,654	—	—	—	100,784

Balance at December 25, 1998	2,056	4,609	227	(74)	348,794	—	(116,984)	(460)	238,168
Comprehensive income:
Net income	—	—	—	—	—	—	38,678	—	38,678
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	—	364	364

Comprehensive income									39,042

Dividends on preferred stock	—	—	—	—	—	—	(6,360)	—	(6,360)
Restricted stock, net	—	—	—	(659)	(207)	—	—	—	(866)
Stock options exercised	—	—	1	(754)	1,854	—	—	—	1,101
Shares issued in business combinations and other items	—	—	—	541	186	—	—	—	727

Balance at December 31, 1999	2,056	4,609	228	(946)	350,627	—	(84,666)	(96)	271,812
Comprehensive income:
Net income	—	—	—	—	—	—	2,016	—	2,016
Foreign currency translation adjustments net of tax	—	—	—	—	—	—	—	(949)	(949)

Comprehensive income									1,067

Dividends on preferred stock	—	—	—	—	—	—	(6,360)	—	(6,360)
Issuance of restricted stock	—	—	1	589	561	(1,151)	—	—	—
Stock plan amortization	—	—	—	—	—	288	—	—	288
Treasury stock purchases	—	—	—	(4,943)	—	—	—	—	(4,943)
Other	—	—	—	149	(125)	37	—	—	61

Balance at December 29, 2000	$2,056	$4,609	$229	$(5,151)	$351,063	$ (826)	$ (89,010)	$(1,045)	$261,925

The accompanying notes are an integral part of these consolidated financial statements.
THE IT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 29, 2000	Twelve Months Ended December 31, 1999	Nine Months Ended December 25, 1998
Cash flows from operating activities:
Net income (loss)	$ 2,016	$ 38,678	$ (7,427)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	37,011	30,369	20,094
Non-recurring special charges	40,745	—	24,971
Deferred income taxes	(12,244)	18,924	6,187
Other	51	2,662	13
Changes in operating assets and liabilities providing (using) cash, net of effects from acquisitions and dispositions of businesses:
Accounts receivable	(59,520)	(75,771)	(88,612)
Prepaid expenses and other current assets	(10,981)	(10,577)	(364)
Accounts payable	56,089	41,669	65,359
Accrued wages and related liabilities	(34)	(13,864)	(14,825)
Billings in excess of revenues	28,567	6,121	4,496
Other accrued liabilities	(25,957)	3,046	(13,378)
Discontinued operations	(10,748)	5,796	(11,069)

Net cash provided by (used for) operating activities	44,995	47,053	(14,555)

Cash flows from investing activities:
Capital expenditures	(18,792)	(21,762)	(6,860)
Proceeds from sale of equity interest in Quanterra	—	—	5,750
Proceeds on sale of assets	12,990	—	—
Acquisition of businesses, net of cash acquired	(53,228)	(208,860)	(101,270)
Other, net	(783)	(1,101)	1,003

Net cash used by investing activities	(59,813)	(231,723)	(101,377)

Cash flows from financing activities:
Financing costs	(5,570)	(8,612)	(6,179)
Repayments of long-term borrowings	(433,632)	(316,952)	(409,690)
Long-term borrowings	450,519	525,575	531,015
Dividends paid on preferred stock	(5,461)	(7,258)	(2,714)
Purchase of treasury shares	(4,943)	—	—
Issuances of common stock, net	—	181	—

Net cash provided by financing activities	913	192,934	112,432

Net increase (decrease) in cash and cash equivalents	(13,905)	8,264	(3,500)
Cash and cash equivalents at beginning of period	29,529	21,265	24,765

Cash and cash equivalents at end of period	$ 15,624	$ 29,529	$ 21,265

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

          On June 9, 1998, the Board of Directors of IT approved a change in fiscal year end from the last Friday in March of each year to the last Friday of December of each year. The report covering the transition period is IT’s Annual Report on Form 10-K for the nine months ended December 25, 1998.

Estimates Used In the Preparation of the Consolidated Financial Statements

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the consolidated financial statements.

Recent Accounting Pronouncements

          In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133”, which deferred for a one year period the required adoption of FASB Statement No. 133 to fiscal years beginning after June 15, 2000. As a result, the Company adopted FASB Statement No. 133, as amended, on December 30, 2000, the beginning of its 2001 fiscal year. The statement requires derivative instruments to be recorded at fair market value, with subsequent changes in fair value to be reflected in earnings. The Company uses derivative financial instruments to manage the interest rate risks associated with the variable nature of the Company’s credit facilities (see Note 5. “Long-term Debt”). The aggregate effect of adoption was approximately $1.3 million, net of related tax effects, as a reduction to Stockholders’ equity as other comprehensive expense in 2001. Management does not expect a significant impact to reported earnings as a result of the adoption of FASB Statement No. 133.

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transition Period

          The Company elected to change its fiscal year-end from the last Friday in March to the last Friday in December effective for the nine months ended December 25, 1998. Comparative information for the twelve months ended December 25, 1998 is as follows:

	Twelve Months Ended
	December 29, 2000	December 31, 1999	December 25, 1998
			(unaudited)
	(In thousands, except per share data)
Revenues	$1,447,251	$1,314,251	$893,473
Cost of revenues	1,266,550	1,128,393	785,312

Gross profit	180,701	185,858	108,161
Selling, general and administrative expenses	55,992	56,363	45,080
Amortization of goodwill	19,517	14,778	7,340
Special charges	40,745	—	30,665

Operating income	64,447	114,717	25,076
Interest, net	72,169	54,115	29,478

Income (loss) before income taxes	(7,722)	60,602	(4,402)
Provision (benefit) for income taxes	(9,738)	21,924	6,553

Net income (loss)	$ 2,016	$ 38,678	$(10,955)

Diluted income (loss) per common share from continuing operations	$ (0.19)	$ 1.20	$ (0.65)

Cash Equivalents

          Cash equivalents include highly liquid investments with an original maturity of three months or less.

Contract Accounting and Accounts Receivable

          The Company primarily derives its revenues from providing diversified, value-added services in the areas of consulting, engineering and construction, facilities management, and remediation services in the United States, principally to federal, state and local governmental entities, large industrial companies, utilities and waste generators. Services are performed under time-and-material, cost-reimbursement, fixed-price and unit-bid contracts. The Company’s contracts are generally completed within 2 years.

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

          Included in accounts receivable, net of allowance for doubtful accounts at December 29, 2000 are billed receivables of $315 million, costs and estimated profits in excess of billings of $59 million, contract claims and unapproved change orders of $26 million, investments in federal privatization projects of $22 million and retention of $18 million. Accounts receivable from the U. S. Government as of December 29, 2000 were $199 million, or 45% of total accounts receivable. At December 31, 1999, net of allowance for doubtful accounts were billed receivables of $293 million, costs and estimated profits in excess of billings of $47 million, contract claims and unapproved change orders of $43 million, investments in federal privatization projects of $29 million and retention of $15 million. Accounts receivable from the U.S. Government as of December 31, 1999 were $222 million, or 52% of total accounts receivable.

          Costs and estimated profits in excess of billings typically represent amounts earned under the Company’s contracts but not yet immediately billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, these amounts are expected to be billed and collected in the subsequent year. Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

          Included in accounts receivable at December 29, 2000 is approximately $26 million associated with claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Note 8. “Commitments and Contingencies”). As a result of the Company’s accelerated claims resolution strategy, the estimated amount of claims recovery was reduced substantially in the quarter ended December 29, 2000 (see Note 4. “Special Charges”). While management believes no additional, material loss will be incurred related to these claims and change orders, as adjusted, the actual amounts realized could be materially different than the amount recorded.

          The Company performs periodic evaluations of its clients’ financial condition and generally does not require collateral. At December 29, 2000, accounts receivable are primarily concentrated in federal, state and local governmental entities and in commercial clients in which the Company does not believe there is any undue credit risk.

          At December 29, 2000, the Company has received a $33 million advance contract payment, which is classified within billings in excess of revenues, on the Iron Mountain Mines Superfund Site project (Iron Mountain project). This payment principally represents the present value of the first ten years of contract work to be performed for operations and maintenance activities on the project. The Iron Mountain project includes various forms of contingent contractual payments to the Company in the event of unforeseen cost increases. Management believes there is adequate risk protection in the event of inflation or other unforeseen cost growth.

Property, Plant and Equipment

          The cost of property, plant and equipment is depreciated using primarily the straight-line method over the following useful lives of the individual assets: buildings—20 to 30 years, land improvements—3 to 20 years, and machinery and equipment—3 to 10 years including salvage value. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease. The Company capitalizes major repair and maintenance expenditures which enhance the operations or extend the useful life of capital equipment.

Interest

          Interest incurred was $73 million, $56 million and $26 million for the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, respectively. Interest expense incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total capitalized interest was approximately $1.1 million and $0.8 million for the twelve months ended December 29, 2000 and December 31, 1999, respectively.

          Interest income is principally earned on the Company’s investments in cash equivalents and was $0.9 million, $1.8 million, and $1.0 million for the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, respectively.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

          Cost in excess of net assets of acquired businesses is amortized over 20 to 40 years on a straight-line basis. At December 29, 2000 and December 31, 1999, accumulated amortization is $50 million and $31 million, respectively. On an ongoing basis, when there are indicators of impairment such as recurring operating losses, the Company periodically evaluates the recoverability of intangibles resulting from business acquisitions. When indicators exist, the Company compares the carrying value of intangibles and other long-lived assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the unamortized intangibles. If the undiscounted cash flows are less than the carrying value of these assets, the cash flows will be discounted to fair value and the long-lived assets will be reduced to that amount. There has been no impairment in the twelve months ended December 29, 2000 and December 31, 1999, or the nine months ended December 25, 1998. Other intangibles, arising principally from acquisitions, are amortized on a straight-line basis over periods not exceeding 20 years.

Stock-based Compensation

          Upon approval by the Compensation Committee of the Board of Directors, the Company grants stock options for a fixed number of shares to employees and members of the Board of Directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and the related interpretations. The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) is disclosed in Note 10. “Stock Incentive Plans—Compensation Cost”. The Company grants fixed awards of nonvested stock which vest over a service period. Compensation cost for these awards is recognized ratably over the service period.

Changes in Presentation of Comparative Financial Statements

          Certain amounts in the December 31, 1999 and December 25, 1998 financial statements were reclassified to conform with the presentation in the current period.

Risks and Uncertainties

          The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment. The Company is subject to regulation by applicable federal, state and local agencies. All facets of the Company’s business are conducted in the context of a complex statutory, regulatory and governmental enforcement framework. The Company’s operations must satisfy stringent laws and regulations, and noncompliance could result in fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liability to clients and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. Future changes in regulations may have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

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
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The Company’s revenue from U. S. governmental agencies accounted for 50%, 57% and 69% of revenue for the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company’s government contracts or appropriate standards and regulations, or the Company’s suspension or debarment from future government contracting, could have a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by any federal budget reductions.

          In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company’s consolidated financial statements. (See Note 2. “Business Acquisitions”, Note 4. “Special Charges” and Note 8. “Commitments and Contingencies”).

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

          The carrying amounts and estimated fair values of the Company’s financial instruments are:

	December 29, 2000		December 31, 1999
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Cash and cash equivalents.	$ 15,624	$ 15,624	$ 29,529	$ 29,529
Long and short-term debt:
Credit agreement debt:
Revolver borrowings outstanding	74,500	74,500	142,000	142,000
Term Loans	315,750	315,750	221,250	221,250
11.25% Senior Subordinated Notes—
Due April 1, 2009	225,000	171,000	225,000	218,250
8% Convertible Subordinated Debentures—
Due October 1, 2006	35,860	29,360	40,248	35,921
Other	8,113	8,113	17,314	17,314

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Business Acquisitions:

W&H Pacific, Inc.

          On May 9, 2000, the Company acquired all of the outstanding capital stock of W&H Pacific, Inc. (W&H Pacific) for $10 million plus approximately $0.5 million in transaction costs, and contingent consideration up to $8 million over the next two years. W&H Pacific is an engineering and design firm serving the northwestern United States in the telecommunications, transportation, and land development markets, with annual revenues of approximately $35 million.

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

          The estimated fair value of the assets acquired and liabilities assumed of W&H Pacific, as adjusted, were as follows:

Description	Amount
(In thousands)
Current assets	$6,701
Property and equipment	1,054
Cost in excess of net assets of acquired businesses	5,549
Other long term assets	1,658
Current liabilities	4,592
Long term liabilities	66

          As a result of the acquisition of W&H Pacific, the Company has adopted a plan and commenced the process of reducing consolidated employment. The acquired balance sheet includes an accrual of $0.5 million for estimated W&H Pacific severance costs, which will principally be paid in the first half of 2001.

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

          The transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $56 million is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty five years.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The estimated fair value of the assets acquired and liabilities assumed of EMCON, as adjusted, were as follows:

Description	Amount
(In thousands)
Current assets	$37,601
Property and equipment.	8,099
Cost in excess of net assets of acquired businesses	55,585
Other long term assets	21,414
Current liabilities	45,939
Long term liabilities, primarily debt	12,225

          As a result of the acquisition of EMCON, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $19 million for the estimated EMCON severance, office closure and lease termination costs of which $12 million has been paid through December 29, 2000. The balance of these costs will principally be paid over the next two years.

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

          As a result of the acquisition of EFM, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $7 million for the estimated EFM severance, office closure and lease termination costs of which $6 million has been paid through December 29, 2000. The balance will primarily be paid over the next two years.

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

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The estimated fair value of the assets acquired and liabilities assumed of Roche, as adjusted, were as follows:

Description	Amount
(In thousands)
Current assets	$11,670
Property and equipment	1,711
Cost in excess of net assets of acquired businesses	10,238
Other long term assets	3,989
Current liabilities	12,289
Long term liabilities, primarily debt	664

Groundwater Technology, Inc.

          On December 3, 1998, the Company acquired the outstanding common stock of Groundwater Technology, Inc. (GTI), an environmental consulting, engineering and construction management services company. GTI operated mainly throughout the United States with minor foreign operations. Total consideration amounted to $69 million plus approximately $2 million in transaction costs. This transaction was accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $29 million is primarily classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years.

          The estimated fair value of the assets acquired and liabilities assumed of GTI were as follows:

Description	Amount
(In thousands)
Current assets	$87,014
Property and equipment	1,668
Intangibles, primarily cost in excess of net assets of acquired businesses	28,950
Other long term assets	10,819
Current liabilities	56,676

          As a result of the merger with GTI, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $15 million for the estimated GTI severance, office closure costs and lease termination costs of which $13 million has been paid through December 29, 2000. The balance will be paid primarily over the next twelve months.

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
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           This transaction was accounted for as a step acquisition and therefore the effects of the first phase of the merger were included in the March 27, 1998 financial statements and the effects of both phases were included in the December 25, 1998 financial statements. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the merger of $354 million is classified as cost in excess of net assets of acquired businesses with amortization over forty years.

          The estimated fair value of the assets acquired and liabilities assumed of OHM as adjusted are as follows:

Description	Amount
(In thousands)
Current assets	$105,096
Property and equipment	18,344
Cost in excess of net assets of acquired businesses	353,699
Other long term assets	78,229
Current liabilities	136,558
Long term liabilities, primarily debt	107,924

          As a result of the merger with OHM, the Company adopted a plan and has commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $20 million for the estimated OHM severance, office closure costs and lease termination costs of which $19 million has been paid through December 29, 2000. The remaining balance, representing office lease costs, is anticipated to be paid over the next six years.

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

	Twelve Months Ended December 31, 1999 Pro Forma	Nine Months Ended December 25, 1998 Pro Forma
	(In thousands, except per share data)
Revenues	$1,405,915	$1,123,952
Income (loss) before income taxes	55,412	(14,845)
Net income (loss)	35,245	(16,026)
Net income (loss) applicable to common stock	28,885	(20,690)
Income (loss) per share:
Basic	1.27	(0.91)
Diluted	1.08	(0.91)

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the OHM, GTI, Roche, EFM and EMCON mergers had taken place at the date and on the basis assumed above.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Consideration

          Certain acquisition agreements include potential contingent payments. For the twelve months ended December 29, 2000, the Company made cash payments of $9.6 million for contingent consideration relating to previous acquisitions. The Company paid $10.6 million under certain of these agreements in the twelve months ended December 31, 1999, which included $10.3 million of cash and $0.3 million of stock. Potential future contingent payments for previous acquisitions as of December 29, 2000 range from a low of zero to a maximum of approximately $20 million through 2004, payable in cash. The maximum contingent consideration payable within the next year is $12 million.

Business Acquisition Accruals

          For the acquisitions of OHM, GTI, EFM, EMCON and W&H Pacific, the following table summarizes the activity of acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations for the twelve months ended December 29, 2000.

	Twelve Months Ended December 29, 2000
	Reserve Balance at December 31, 1999	Accruals	Payments	Reserve Balance at December 29, 2000
	(in thousands)
Severance	$ 5,014	$2,050	$ (4,661)	$ 2,403
Office closure, lease termination and other	12,938	4,710	(8,365)	9,283

Total	$17,952	$6,760	$(13,026)	$11,686

3.    Consolidated Statements of Cash Flows Supplemental Disclosures:

          Supplemental cash flow information is:

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands)
Interest paid, net of amounts capitalized	$68,018	$46,993	$ 24,634
Interest received	957	729	1,008
Income taxes paid	2,718	1,945	335
Income tax refunds received	4,121	196	—
Acquisition liabilities assumed	15,764	90,436	66,050
Stock issued in connection with acquisitions	—	278	103,810
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Special Charges:

          Twelve Months Ended December 29, 2000:    The Company recorded a special charge of $40.7 million for the twelve months ended December 29, 2000, including $37.5 million for changes in estimates on accounts receivable, and $3.2 million relating to other items. The accounts receivable portion of the charge primarily reduced the carrying value of project claims which have been in protracted litigation, and adjusted the close-out value of certain acquired accounts receivable. In the quarter ended December 29, 2000, the Company adopted a strategy to accelerate the resolution of these project claims. The special charge related to the project claims represented estimates of reduced recoverability of the project claims under the accelerated resolution strategy as part of the Company’s debt reduction plan. Many of these project claims were acquired as part of IT’s previous business combinations. In conjunction with the claims resolution strategy, in the quarter ended December 29, 2000 the Company completed an extensive review of billed and unbilled accounts receivables on acquired projects, and the Company revised its estimates of recovery on acquired unbilled receivables, predominantly on cost-reimbursable projects and programs with the U. S. Government. The costs incurred on these projects were substantially incurred prior to the acquisitions of the entities.

          The remaining $3.2 million of the special charge related to a $2.2 million non-cash charge for the sale of the Company’s 50.1% interest in Chi Mei IT, a Taiwan entity, in December 2000, and a $1.0 million restructuring charge relating to a facility closure and downsizing plan which was finalized in December 2000. The facility restructuring plan includes closing ten offices and warehouses, and downsizing eight offices and warehouses. The plan will be substantially implemented by the first quarter of 2001. Payments relating to lease obligations, net of sublease recovery estimations, will primarily be incurred through 2002, although some leases on downsized facilities continue through 2006.

          At December 29, 2000, the special charge reserve balance is $1.0 million, relating to the facility closure plan.

          Nine Months Ended December 25, 1998:    On May 27, 1998, the Company’s Board of Directors considered and approved the divestiture of certain non-core assets. The non-core assets primarily include the Company’s 19% common stock ownership interest in Quanterra, Inc., (an environmental laboratory business) and the assets associated with the Company’s Hybrid Thermal Treatment System (HTTS®) business (thermal transportable incineration equipment). As a result of these actions, the Company recorded a non-cash charge of $25 million in the three months ended June 26, 1998 including $11 million (net of cash proceeds of $6 million) related to the sale of the Quanterra investment and $14 million, primarily related to assets associated with the HTTS® business.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-term Debt:

          Long-term debt consists of the following:

	December 29, 2000	December 31, 1999
	(In thousands)
Credit Agreement Debt:
Revolver borrowings outstanding	$ 74,500	$142,000
Term Loan B	216,750	221,250
Term Loan C	99,000	—
11.25% Senior Subordinated Notes—Due April 1, 2009	225,000	225,000
8% Convertible Subordinated Debentures—Due October 1, 2006	35,860	40,248
Other	8,113	17,314

	659,223	645,812
Less current portion	14,600	24,040

	$644,623	$621,772

          Aggregate maturity of long-term debt, including annual mandatory sinking fund payments for the 8% convertible subordinated debentures, for the five fiscal years following December 29, 2000 is: 2001, $15 million; 2002, $14 million; 2003, $11 million; 2004, $133 million; 2005, $121 million and thereafter, $365 million.

          The convertible subordinated debentures are convertible into 45.04 shares of common stock and $107.50 cash per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at par at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% (approximately $4 million per annum) of the original principal amount which commenced in 1996, and continue through October 1, 2005. Annual sinking fund requirements may be met by open market purchases of debentures for retirement.

          IT executed the OHM Tender Offer with a $240 million credit facility (the credit facilities). The credit facilities were used to complete the Tender Offer, to refinance IT’s $65 million principal amount of senior notes and for working capital purposes during the period from the Tender Offer closing date of February 25, 1998 until the merger closing date of June 11, 1998. Loans made under the credit facilities bore interest at a rate equal to LIBOR plus 2.50% per annum (or the Bank’s base rate plus 1.50% per annum) through June 10, 1998, at the Company’s option and required no amortization. On June 11, 1998, upon consummation of the second step of the OHM acquisition (see Note 2. “Business Acquisitions”), the Company’s credit facilities were refinanced.

          As amended in December 2000, the Company’s credit facilities currently consist of an eight-year amortizing term loan (Term Loan B), currently with $217 million outstanding, a seven-year amortizing term loan, (Term Loan C) currently with $99 million outstanding and a six-year revolving credit facility (revolving loans) of $185 million that contains a sublimit of $25 million for letter of credit issuance. The Term Loan B currently bears interest at a rate equal to LIBOR plus 3.375% per annum (or the lender’s base rate plus 2.375% per annum) and amortizes on a semi-annual basis in aggregate annual installments of $4.5 million through June 2004, with the remainder payable in eight equal quarterly installments. The Term Loan C currently bears interest at a rate equal to LIBOR plus 3.625% per annum (or the lender’s base rate plus 2.625% per annum) and amortizes on a semi-annual basis in aggregate annual installments of $2.0 million, and four quarterly payments of $22 million commencing in September 2006 through June 2007. The revolving loans currently bear interest at a rate equal to LIBOR plus 2.75% per annum (or the lender’s base rate plus 1.75% per annum). 5The interest rate spreads on the term loans are subject to one downward adjustment, and the interest rate spreads on the revolving loans are subject to six downward adjustments, if applicable, based upon the ratio of the Company’s consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA, as defined by the credit facilities). Paydowns of the Company’s revolving facility allow for subsequent re-borrowing under the facility. The credit facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities include representations, warranties and covenants customary for facilities of this type and include various financial covenants, including maintaining a ratio of total consolidated debt to EBITDA, interest coverage, and limitations (subject to certain exceptions) on indebtedness, lease obligations, mergers and acquisitions and other fundamental changes, prohibit the payment of cash dividends on common stock and limit capital expenditures. In December 2000, the Company requested, and received approval from its lenders for, an amendment to the credit agreement for the exclusion of the special charge from the covenant ratio calculations and revisions to the financial covenants which included, among other items, the deferral of more restrictive future financial covenants for interest coverage, fixed charge coverage and maximum EBITDA leverage to later quarters over the next two years. As amended, the Company was compliant with the covenants and all other limitations of the credit agreement at December 29, 2000. The credit facilities also include customary events of default. Events constituting default include a change of control of IT including among other things, the disposition under certain circumstances of the Company’s 6% Cumulative Convertible Participating Preferred Stock and warrants on or after the funding of the credit facilities on June 11, 1998 to a person other than the Preferred Stock Group (see Note 9. “Preferred Stock”). If the Company was adversely impacted by unforeseen business conditions, it may be required to seek additional modifications to the credit agreement.

          As required by the credit facilities, on August 11, 1998, the Company executed a six year swap agreement with a large multi-national banking organization. The swap agreement, as amended on August 11, 1999 was based upon a notional amount of $126 million wherein the Company, the fixed-rate payer, paid (received) the difference between 3-month LIBOR and a fixed rate of 5.54% with its swap counter-party, the floating-rate payer. The LIBOR rate was adjusted quarterly and amounts owed or due were settled at each quarterly reset date. The Company charged (credited) amounts exchanged under the swap to interest expense. The net effects of the swap to all periods presented were not material. The swap agreement contained a one time cancellation option for the counter-party and an imbedded interest rate cap for the Company. On November 11, 2000, the counter-party exercised its option, and canceled the swap agreement for the remaining term. As consideration, the Company received an interest rate cap on the notional amount of $126 million. The terms of the interest rate cap allow the Company to utilize the interest rate cap for any five quarterly periods during the remaining term of the swap agreement, through August 2004. The terms of the agreement provide for the Company to receive 3-month LIBOR on the notional amount of the $126 million beginning at any quarterly period when 3-month LIBOR is 7% or higher. The obligation of the counter-party under the cap is subject to a 3-month LIBOR interest rate ceiling of 8%. The mark to market value of the interest rate cap at December 29, 2000 represents a benefit to the Company of $0.4 million, net of related tax effects.

          As required by the credit facilities, the Company executed a three year interest rate swap agreement on August 14, 2000 (August 2000 swap) with a large, multi-national banking organization. The August 2000 swap is based upon a notional amount of $150 million wherein the Company, the fixed rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 6.455% with its swap counter-party, the floating rate payer. The mark to market value of the August 2000 interest rate swap at December 29, 2000 represents a cost to the Company of $1.5 million, net of related tax effects, based on the interest rate market at that date.

          The Company also executed an option with the August 2000 swap counter-party, which expires on August 14, 2001, that gives the counter-party the right to enter into a swap agreement whereby the Company will be the floating rate payer, and pays (receives) the difference between a fixed rate of 6.455% and 3-month LIBOR. The mark to market value of the option at December 29, 2000 represents a cost to the Company of $0.2 million, net of related tax effects.

          On April 9, 1999, the Company issued $225 million of ten year senior subordinated notes (Notes). The Company received $216 million in proceeds, net of expenses of $9 million. The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in October 1999. There are no mandatory sinking fund payments, and the Notes have a stated maturity of April 1, 2009. The Notes are wholly or partially redeemable at the Company’s option at a premium after 2004. Upon the issuance of capital stock prior to April 1, 2002, up to 35% of the Notes are redeemable at the Company’s option at 111.25% of face value. The Notes are general unsecured obligations of the Company, subordinated to the Company’s credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The proceeds of the Notes were used to fund the Roche and EFM acquisitions (see Note 2, “Business Acquisitions”) and to refinance existing indebtedness under the Company’s revolving credit facility.

          The Company also has various miscellaneous other borrowings and capital lease obligations totaling $8 million, which mature at various dates through 2006, at interest rates ranging from 7.0% to 12.3%. Letters of credit outstanding at December 29, 2000 were $15 million.

6.    Income Taxes:

           Income tax provision (benefit), net of changes in the deferred tax valuation allowance, consists of the following:

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands)
Current:
Federal	$ —	$ 500	$ 57
State	1,400	2,400	450
Foreign	1,106	100	—

	2,506	3,000	507

Deferred:
Federal	(12,151)	15,778	5,696
State	(1,285)	1,862	491
Foreign	1,192	1,284	—

	(12,244)	18,924	6,187

Total provision (benefit)	$ (9,738)	$21,924	$6,694

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           A reconciliation of the provision (benefit) for income taxes computed by applying the federal statutory rate of 35% to the results of continuing operations before income taxes and the reported provision (benefit) for income taxes is as follows:

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands)
Income tax provision (benefit) computed at statutory federal income tax rate	$(2,703)	$21,211	$ (257)
State income taxes, net of federal tax benefit, if any	675	3,460	346
Amortization of cost in excess of net assets of acquired businesses	5,709	4,045	2,639
Federal deferred tax asset valuation allowance adjustment	(8,500)	(2,685)	6,059
Research and development tax credits	(5,075)	(4,025)	(2,540)
Other	156	(82)	447

Total provision (benefit)	$(9,738)	$21,924	$6,694

          The income tax benefit resulting from a reduction in the deferred tax asset valuation allowance is attributable to projected utilization of tax attributes previously reserved and, for the twelve months ended December 31, 1999, certain fiscal 1999 changes in financial accounting and tax rules.

          At December 29, 2000 and December 31, 1999, the Company had deferred tax assets and liabilities as follows:

	December 29, 2000	December 31, 1999
	(In thousands)
Deferred tax assets:
Closure accruals—discontinued operations	$ 5,664	$ 9,124
NOL carryforwards	96,961	90,804
Capital loss carryover	18,071	15,822
Alternative minimum tax credit carryforwards	5,454	5,157
Research and development and other tax credit carryforwards	33,750	24,172
Asset basis difference—acquisitions	82,261	81,904
Other, net	4,540	4,312

Gross deferred tax asset	246,701	231,295
Valuation allowance for deferred tax asset	(51,078)	(57,415)

Total deferred tax asset	195,623	173,880
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(41,248)	(39,999)
Asset basis difference—discontinued operations	(13,722)	(12,063)
Other, net	(1,959)	(348)

Total deferred tax liabilities	(56,929)	(52,410)

Net deferred tax asset	$138,694	$121,470

Net current asset	$ 38,101	$ 26,336
Net noncurrent asset	100,593	95,134

Net deferred tax asset	$138,694	$121,470

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Approximately $28.3 million, $5.7 million, $6.1 million and $2.2 million of the valuation allowance relates to the OHM, GTI, EMCON and EFM acquisitions, respectively. Tax benefits subsequently recognized that are related to these amounts will reduce cost in excess of net assets of acquired businesses.

          At December 29, 2000, the Company had net operating losses (NOL’s), tax credit carryforwards and capital losses with expiration dates as follows:

Expiration Dates	Net Operating Losses	Research and Development Tax Credits	Other Credits	Capital Loss Carry Over
	(In thousands)
2001—2005	$ —	$ 4,910	$ 179	$44,510
2006—2010	44,049	8,380	4	—
2011—2015	61,208	1,187	—	—
2016—2020	135,352	18,171	—	—
Indefinite	—	—	5,455	—

Total	$240,609	$32,648	$5,638	$44,510

          During the twelve months ended December 29, 2000, the Company reduced its deferred tax valuation allowance from $57 million to $51 million, based on revised expectations regarding the utilization of tax loss carryforwards. Reductions in the deferred tax valuation allowance of $8.5 million related to revised expectations regarding the use of capital loss carryforwards were partially offset by approximately $2.5 million of deferred tax valuation allowance increases related to acquisitions. Because of the Company’s position in the industry, recent restructuring and acquisitions, and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis.

          Changes in the deferred tax asset valuation allowance for the twelve months ended December 31, 1999 and the nine months ended December 25, 1998 were primarily attributable to acquisitions, and assessments of the uncertainty as to when the Company would generate a sufficient level of future earnings of applicable character to realize a portion of the deferred tax assets.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands, except per share data)
Numerator:
Income (loss)	$ 2,016	$38,678	$ (7,427)
Preferred stock dividends	(6,360)	(6,360)	(4,664)

Numerator for basic earnings per share—net income (loss) available to common stockholders	$(4,344)	$32,318	$(12,091)

Effect of conversion of dilutive securities:
Preferred stock dividends	—	2,768	—
Convertible subordinated debentures	—	2,219	—

Numerator for diluted earnings per share—net income (loss) available to common stockholders	$(4,344)	$37,305	$(12,091)

Denominator:
Weighted-average number of common shares outstanding for basic earnings per share	22,395	22,718	19,149

Effect of conversion of dilutive securities:
Common equivalent shares and nonvested stock	—	443	—
Convertible preferred stock	—	6,073	—
Convertible subordinated debentures	—	1,958	—

Denominator for diluted earnings per share—adjusted weighted- average shares and assumed conversions	22,395	31,192	19,149

Net income (loss) per share basic	$ (0.19)	$ 1.42	$ (0.63)

Net income (loss) per share diluted	$ (0.19)	$ 1.20	$ (0.63)

          In June 1998, approximately 12.9 million shares were issued in connection with the second step of the OHM Merger. (See Note 2. “Business Acquisitions”.)

          Stock options to purchase 1,954,029 of common stock, and 119,934 shares of nonvested stock were outstanding at December 29, 2000, but were not included in the earnings per share computation since they were anti-dilutive to the net loss available to common shareholders for the twelve months ended December 29, 2000. Carlyle Warrants to acquire 1,250,000 shares at $11.39 per share and convertible preferred stock (see Note 9, “Preferred Stock”), and convertible subordinated debentures (see Note 5, “Long-term Debt”) were also excluded from the earnings per share computation because they would be anti-dilutive.

8.    Commitments and Contingencies:

Lease Commitments

          The Company’s operating lease obligations are principally for buildings and equipment. Most leases contain renewal options at varying terms. Generally, the Company is responsible for property taxes and insurance on its leased property. At December 29, 2000, future minimum rental commitments under noncancelable leases with terms longer than one year aggregate $172 million and require payments in the five succeeding years and thereafter of $45 million, $45 million, $34 million, $23 million, $15 million, and $10 million, respectively. A portion of these leases represents duplicative facilities and equipment resulting from the acquisitions of OHM, GTI, EFM and EMCON for which accruals have been established and included in the cost in excess of net assets of acquired business. See Note 2. “Business Acquisitions”. The Company is currently and actively involved in attempting to sublease duplicate facilities and equipment.

          Rental expense related to continuing operations was $46 million for the twelve months ended December 29, 2000, $36 million for the twelve months ended December 31, 1999, and $29 million for the nine months ended December 25, 1998.

Contingencies

Coakley Landfill Action

          Prior to a trial scheduled for January 26, 2001, the Company settled its claims against the Coakley Landfill PRP Steering Committee and its design firm. At the trial, the court returned a verdict in favor of IT and others on the remaining claims brought by a subcontractor, and this matter (The Coakley Landfill Group v IT Corporation v. Gary W. Blake, Inc. et al. U.S.D.C., D.N.H., Case No. 98-167-JD) has now been concluded. All proceeds from a negotiated settlement are expected to be received by April 2001.

Occidental Chemical Litigation

          A settlement was reached in December 2000 in conjunction with OHM’s claims against Occidental Chemical Corporation (“Occidental”) and this matter (Occidental Chemical Corporation v. International Technology Corporation, U.S.D.C., W.D.N.Y., Case No. 94-0955 (H)) has now been concluded. Settlement proceeds were received in early 2001.

          IT Corporation had entered into an agreement with Occidental to install a collection system for a landfill in Niagara Falls, New York. Occidental filed an action (Occidental Chemical Corporation v. International Technology Corporation, U.S.D.C., W.D.N.Y., Case No. 97-CV-0053) alleging that IT Corporation delayed performance and caused Occidental to incur additional costs. IT Corporation disputes these allegations, and filed a counterclaim for damages resulting from, among other things, differing site conditions in excess of $1.6 million. Occidental recently amended its complaint to allege that the system is not functioning as designed and claims damages in excess of $5.0 million. Discovery should be completed in mid-2001.

Ministry of Ontario Proceeding

          Roche Ltd, Consulting Group (Roche), a Canadian subsidiary of the Company (Ontario Minister of the Environment v. McMillan Bloedel Roche Ltd, and Bennett & Wright, Case No. LSB00-0055) Ontario Court (Provincial Division), was notified of its alleged responsibility for discharge of wood fiber and odor as well as discharge of particulate matter under the Ontario Environmental Protection Act. The alleged violation is purported to have occurred in 1998 and relates to a facility Roche constructed in joint venture with another company in Pembroke, Ontario, Canada, prior to the March 31, 1999 IT acquisition of Roche. The parties named in the complaint also include the owner of the facility and the joint venture participant. The Company believes it has substantial defenses and denies all liability. If liability were to be established, the monetary sanction that could be imposed may exceed $100,000. The Company is indemnified against the alleged liability by the Roche former shareholders. Management does not believe that the alleged violation will have a material impact to the Company’s financial position or results of operations. A trial date is scheduled for May 2001.

Other

          The Company is subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such other pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company. In the course of the Company’s business, there is always risk and uncertainty in pursuing and defending claims and litigation and, not withstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse effect upon the Company’s consolidated financial condition, liquidity and results of operations.

9.    Preferred Stock:

Carlyle Investment

          At the November 20, 1996 Annual Meeting of Stockholders, IT’s shareholders voted to approve a $45 million investment (the Carlyle Investment) by The Carlyle Group (Carlyle), a Washington, D.C. based merchant banking firm. The Carlyle Investment consists of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, par value $100 per share (Convertible Preferred Stock) and detachable warrants to purchase 1,250,000 shares of IT common stock, par value $.01 per share which expire on November 20, 2001 (Carlyle Warrants). The net proceeds to IT (after related offering costs of $4.4 million) from the Carlyle Investment were $40.6 million.

          Carlyle holds approximately 25% (approximately 28% assuming exercise of the Carlyle Warrants) of the voting power of IT. The terms of the Convertible Preferred Stock provide that, until November 20, 2001, the holders of the Convertible Preferred Stock have the right to elect a majority of the Board of Directors of the Company, provided that Carlyle continues to own at least 20% of the voting power of the Company. After November 20, 2001, provided that Carlyle continues to own at least 20% of the voting power of the Company, holders of the convertible preferred stock will be entitled to elect the largest number of directors which is a minority of directors and to vote with the common stock (as a single class) on the election of the remaining directors.

          The Convertible Preferred Stock ranks, as to dividends and liquidation, pari passu to the Company’s 7% Preferred Stock (see “7% Preferred Stock”) and prior to the Company’s common stock. The Convertible Preferred Stock is entitled to cumulative annual dividends. No dividends were payable in the first year; dividends were payable quarterly in kind for the second year at the rate of 3% per annum and, through November 1998, Carlyle was paid dividends of an additional 1,095 shares of Convertible Preferred Stock. Commencing November 21, 1998, dividends are payable quarterly in cash at the rate of 6% per annum. The Convertible Preferred Stock is entitled to a liquidation preference of $1,000 per share.

          The Convertible Preferred Stock and detachable warrants may at any time, at the option of Carlyle, be converted into IT common shares. At December 29, 2000, 6,073,016 and 1,250,000 common shares are issuable upon conversion of the Convertible Preferred stock and Carlyle Warrants, respectively. The conversion price of the Convertible Preferred Stock is $7.59 per share and the exercise price of the warrants is $11.39 per share. The Company will be entitled at its option to redeem all of the Convertible Preferred Stock at its aggregate liquidation preference of approximately $46 million, plus accumulated and unpaid dividends, on or after November 21, 2003. Beginning in the eighth year after the Carlyle Investment, November 21, 2004, the conversion price of the Convertible Preferred Stock decreases to $3.795 per share, or one half the conversion price, as adjusted.

          Although the first two years’ dividends were paid at a rate of 0% and 3%, respectively, dividends were imputed during this period at a rate of approximately 6% per annum. Imputed dividends were $0.9 million in the nine months ended December 25, 1998. Imputed dividends for financial reporting purposes will never be paid in cash or stock.

7% Preferred Stock

          In a September 1993 public offering, the Company issued 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 7% Cumulative Convertible Exchangeable Preferred Stock (7% Preferred Stock). The depositary shares entitle the holder to all proportional rights and preferences of the 7% Preferred Stock, including dividend, liquidation, conversion, redemption and voting rights and preferences.

          The 7% Preferred Stock ranks, as to dividends and liquidation, pari passu to the Convertible Preferred Stock (see “Carlyle Investment”) and prior to the Company’s common stock. The dividend per annum and liquidation preference for each share of 7% Preferred Stock are $175 and $2,500, respectively, and for each depositary share are $1.75 and $25, respectively. Dividends on the 7% Preferred Stock and depositary shares are cumulative and payable quarterly.

          The 7% Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $23.36 per share, subject to adjustment under certain circumstances. At December 29, 2000, 2,199,903 shares of common stock are issuable upon conversion of the 7% Preferred stock. On any dividend payment date, the 7% Preferred Stock is exchangeable at the option of the Company, in whole but not in part, for 7% Convertible Subordinated Debentures due 2008 in a principal amount equal to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share). The 7% Preferred Stock may be redeemed at any time, at the option of the Company, in whole or in part, initially at a price of $2,622.50 per share of Preferred Stock (equivalent to $26.225 per depositary share) and thereafter at prices declining to $2,500 per share of Preferred Stock (equivalent to $25 per depositary share) on or after September 30, 2003.

          Additionally, the 7% Preferred Stock has a special conversion right that becomes effective in the event of certain significant transactions affecting ownership or control of the Company. In such situations, the special conversion right would, for a limited period, reduce the then prevailing conversion price to the greater of the market value of the common stock or $12.68 per share. The Carlyle Investment (see “Carlyle Investment”) triggered this special conversion right.

          The 7% Preferred Stock is non-voting, except that holders are entitled to vote as a separate class to elect two directors if the equivalent of six or more quarterly dividends (whether consecutive or not) on the 7% Preferred Stock are in arrears. Such voting rights will continue until such time as the dividend arrearage on the 7% Preferred Stock has been paid in full.

10.    Stock Incentive Plans:

Summary

          At the June 8, 2000 Annual Meeting of Stockholders, IT’s shareholders voted to approve the Company’s 2000 Stock Incentive Plan (2000 Plan) which provides for the issuance of the Company’s common stock or any other security or benefit with a value derived from the value of its common stock. There was no activity under the 2000 Plan during the twelve months ended December 29, 2000.

          At the November 20, 1996 Annual Meeting of Stockholders, IT’s shareholders voted to approve the Company’s 1996 Stock Incentive Plan (1996 Plan) which provides for the issuance of the Company’s common stock or any other security or benefit with a value derived from the value of its common stock. Options are granted at exercise prices equal to the quoted market price at the date of grant. During the twelve months ended December 29, 2000, 574,722 stock options were granted under the 1996 Plan, which expire in fiscal year 2010. At December 29, 2000, the maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 1996 Plan is 176,853. At the first day of each fiscal year, the maximum number of shares available for award under the 1996 Plan may be increased by Board approval by an amount which represents up to 2% of the number of the Company’s common stock which are issued and outstanding at that date.

          The Company’s 1991 Stock Incentive Plan (1991 Plan) and 1983 Stock Incentive Plan (1983 Plan) provided for the granting of incentive and non-qualified stock options and the issuance of the Company’s common stock or any other security or benefit with a value derived from the value of its common stock. Also, in conjunction with the OHM acquisition, approximately 188,000 OHM stock options (OHM options) converted into 262,125 IT stock options on June 11, 1998. At December 29, 2000, 114,227 converted OHM options remain outstanding. No shares are available for grant under the 1983 Plan, the 1991 Plan, or relating to the OHM acquisition.

        Changes in the number of shares represented by outstanding options under the 1996 Plan, the 1991 Plan, the 1983 Plan, and converted OHM options during the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998 are summarized as follows:

	Twelve Months Ended December 29, 2000		Twelve Months Ended December 31, 1999		Nine Months Ended December 25, 1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,591,010	$12.42	1,311,676	$11.11	770,457	$13.99
Converted	—	—	—	—	262,125	$ 7.00
Granted	574,722	$ 8.72	651,954	$13.23	331,000	$10.02
Exercised	—	—	(243,233)	$ 7.88	(750)	$10.24
Forfeited	(211,703)	$11.24	(129,387)	$11.89	(51,156)	$22.73

Outstanding at end of year	1,954,029	$11.46	1,591,010	$12.42	1,311,676	$11.11

Options exercisable at year-end	851,598	$12.74	668,589	$13.21	776,500	$12.39
Weighted-average fair value of options granted during the year		$ 5.14		$ 7.35		$ 6.19

          The following table summarizes information about stock options outstanding at December 29, 2000 under the 1983 Plan, the 1991 Plan, the 1996 Plan, and converted OHM options:

Outstanding				Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 4.38-$ 8.50	201,910	6.6	$ 6.27	125,233	$ 6.71
$ 8.51-$12.50	1,074,132	7.2	$ 9.65	400,615	$10.18
$12.51-$16.50	519,862	7.7	$13.89	167,625	$14.30
$16.51-$28.00	158,125	1.9	$22.36	158,125	$22.36

	1,954,029			851,598

Compensation Cost

          The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
Risk free interest rate based upon zero-coupon U.S. Treasury Notes	6.6%	6.6%	6.0%
Dividend yield	None	None	None
Expected volatility of the Company’s common stock	45.3%	41.4%	44.3%
Expected life of each option (in years)	7.5	7.3	7.4

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          If compensation cost for the Company’s stock options had been determined based on the fair value at the grant dates as defined by SFAS No. 123, the Company’s net income (loss) applicable to common stock and net income (loss) per common share would have changed to the following pro forma amounts:

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands, except per share data)
Net income (loss) applicable to common stock
As reported	$(4,344)	$32,318	$(12,091)

Pro forma	$(5,423)	$31,617	$(12,367)

Net income (loss) per common share, diluted
As reported	$ (0.19)	$ 1.20	$ (0.63)

Pro forma	$ (0.24)	$ 1.17	$ (0.65)

          The Company awarded 126,202 shares of nonvested restricted stock during the twelve months ended December 29, 2000 to certain senior executives at a weighted average fair value of $9.125 per share; 88,109 shares were issued under the 1996 Plan, and 38,093 shares were issued outside of the 1996 Plan. The restricted stock vests ratably in four annual installments. At December 29, 2000, 119,934 shares remained unvested and 6,268 shares had been forfeited and reacquired by the Company. Compensation expense of $0.3 million was recorded in the twelve months ended December 29, 2000 related to this stock award.

          In 1998, the Company enacted an incentive compensation plan which provides fixed cash awards to certain senior executives based primarily on the Company’s common stock achieving various sustained levels of target market prices. The Company records the compensation cost when the attainment of a target price level is considered probable. No stock price targets were achieved in the twelve months ended December 29, 2000. The aggregate maximum amount of potential incentive compensation cost which may be incurred under the plan at December 29, 2000 is approximately $2.7 million.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Employee Benefit Plans:

          The Company has a defined contribution, contributory pension and profit sharing plan (the Plan), covering all employees (excluding project hourly employees) with one year of continuous service who meet certain hours of work requirements. The Company contributes up to 4% of participants’ eligible compensation by matching 100% of each participants’ contribution (up to 4% of eligible compensation). Prior to January 1, 1999, the Company contributed up to 2% of participants’ eligible compensation by matching 50% of each participant’s contribution (up to 4% of eligible compensation) to the Company’s voluntary 401(k) savings plan. The Plan currently allows a maximum contribution of up to 15% of participants’ eligible compensation up to $10,500 annually. The Company funds current costs as accrued, and there are no unfunded vested benefits.

          Pension and profit sharing expense was $8 million, $10 million and $4 million for the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, respectively.

12.    Operating Segments:

Organization

          The IT Group, Inc. has four reportable segments: Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology, and International. In January 2001 in response to changing market dynamics, the Company realigned its organizational structure, altering its four reportable segments. Prior period segment information is presented on the new basis. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste remediation, Outsourced Services for renovation, design/build services and facilities management, and Civil Works. The Commercial E&C segment provides comprehensive engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through four business lines: Commercial Engineering and Construction, Solid Waste, Transportation and Telecommunication, and Real Estate Restoration. The Consulting & Technology segment provides specialized consulting services in environmental health and safety compliance, risk and cost allocation determination, chemical management planning, product registration, due diligence support and strategic environmental planning. The International segment provides comprehensive infrastructure and environmental services to multi-national and foreign-based clients through controlled entities and joint ventures, with principal operations in Canada, Europe, and Australia.

Segment Information

	Government Services	Commercial E&C	Consulting & Technology	International	Total
	(In thousands)
Twelve Months Ended December 29, 2000
Revenues	$714,804	$565,735	$69,357	$97,355	$1,447,251
Segment profit	77,725	65,683	11,845	5,875	161,128
Depreciation expense	3,752	4,170	596	1,175	9,693
Segment assets	204,263	160,371	20,506	22,231	407,371

Twelve Months Ended December 31, 1999
Revenues	$751,698	$444,957	$54,345	$63,251	$1,314,251
Segment profit	85,172	68,316	7,816	4,116	165,420
Depreciation expense	4,802	3,332	729	863	9,726
Segment assets	208,191	156,951	17,803	26,335	409,280

Nine Months Ended December 25, 1998
Revenues	$517,706	$197,199	$32,745	$ 9,785	$ 757,435
Segment profit (loss)	54,778	22,530	4,082	(328)	81,062
Depreciation expense	4,666	2,683	464	69	7,882
Segment assets	170,605	103,799	13,129	8,539	296,072
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands)
Profit or Loss
Total profit for reportable segments	$ 161,128	$ 165,420	$ 81,062
Unallocated amounts:
Corporate selling, general and administrative, and goodwill amortization expenses	(55,936)	(50,703)	(31,929)
Special charges(a)	(40,745)	—	(24,971)
Interest expense, net	(72,169)	(54,115)	(24,895)

Income (loss) before income taxes	$ (7,722)	$ 60,602	$ (733)

Assets(b)
Assets for reportable segments	$ 407,371	$ 409,280	$296,072
Other assets	915,620	871,591	652,534

Total consolidated assets	$1,322,991	$1,280,871	$948,606

Depreciation Expense
Depreciation for reportable segments	$ 9,693	$ 9,726	$ 7,882
Depreciation on corporate assets(c)	5,114	3,961	2,059

Total depreciation expense	$ 14,807	$ 13,687	$ 9,941

(a)
See Notes to Consolidated Financial Statements—Note 4. “Special Charges”. These special charges are excluded from segment profit (loss) because management does not include special charges when analyzing the Company’s business segments.

(b)
Segment assets include accounts receivable of each business segment, net of billings in excess of revenues, and excludes the allowance for doubtful accounts. Other assets are principally long-term assets including property and equipment, cost in excess of net assets of acquired businesses, income tax assets and assets of discontinued operations.

(c)
Depreciation on corporate assets includes corporate facilities, furniture and equipment and the Company’s mainframe computer hardware and software which have not been allocated to the operating segments.

Geographic Information

	Twelve Months Ended December 29, 2000		Twelve Months Ended December 31, 1999		Nine Months Ended December 25, 1998
	Revenues(a)	Long-Lived Assets(b)	Revenues(a)	Long-Lived Assets(b)	Revenues(a)	Long-Lived Assets(b)
	(In thousands)
United States	$1,368,897	$637,672	$1,255,562	$632,296	$746,992	$458,233
Foreign countries	78,354	46,258	58,689	39,485	10,443	3,573

	$1,447,251	$683,930	$1,314,251	$671,781	$757,435	$461,806

(a)	Revenues are attributed to countries based on the location of the subsidiary.

(b)	Long-lived assets include non-current assets of the Company, excluding deferred income taxes.

Major Clients

          The Company’s revenues attributable to the U.S. government were $728 million, $743 million and $525 million for the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, respectively. All four of the Company’s operating segments report revenues from the U. S. government. No other customer accounted for 10% or more of the Company’s consolidated revenues in any fiscal period.

Revenues by Products and Services

	Twelve Months Ended		Nine Months Ended December 25, 1998
	December 29, 2000	December 31, 1999
	(In thousands)
Engineering and construction services	$1,247,878	$1,130,329	$607,682
Project, program and construction management	113,130	113,877	70,400
Consulting services	86,243	70,045	79,353

	$1,447,251	$1,314,251	$757,435

13.    Quarterly Results of Operations (unaudited):

	First quarter	Second quarter	Third quarter	Fourth quarter(a)
	(In thousands, except per share data)
Twelve Months Ended December 29, 2000:
Revenues	$317,145	$347,904	$383,271	$398,931
Gross margin	42,423	46,969	49,243	42,066
Net Income (loss)	4,840	6,266	6,909	(15,999)
Net income (loss) applicable to common stock	3,250	4,676	5,319	(17,589)
Net income (loss) per share:
Basic	$ 0.14	$ 0.20	$ 0.24	$ (0.80)

Diluted	$ 0.14	$ 0.19	$ 0.21	$ (0.80)

	First quarter	Second quarter	Third quarter	Fourth quarter(b)
	(In thousands, except per share data)
Twelve Months Ended December 31, 1999:
Revenues	$257,974	$301,290	$394,148	$360,839
Gross margin	33,297	44,607	55,080	52,874
Net income	5,783	8,788	12,336	11,771
Net income applicable to common stock	4,193	7,198	10,746	10,181
Net income per share:
Basic	$ 0.19	$ 0.32	$ 0.47	$ 0.45

Diluted	$ 0.17	$ 0.27	$ 0.39	$ 0.37

(a)
The special charge reduced fourth quarter earnings by $1.14 per share basic. See Note 4. “Special Charges” for information relating to the twelve months ended December 29, 2000. The fourth quarter of 2000 also benefited by $0.28 per share basic from a change in the valuation allowance for deferred tax assets due to a change in estimate. See Note 6. “Income Taxes”.

(b)
The fourth quarter of 1999 benefited by $0.03 per share diluted from a change in accounting and tax rules reducing income tax expense, and was also favorably impacted by $0.02 per share diluted from the net effect of adjustments to certain contracts in progress and incentive compensation accruals.

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Discontinued Operations:

Overview

          At December 29, 2000, the Company’s consolidated balance sheet included accrued liabilities of approximately $3 million for closure costs of its closed disposal facilities, insurance program premium costs and potentially responsible party (PRP) matters. The Company ceased this business over thirteen years ago. Through the twelve months ended December 29, 2000, the Company cumulatively recorded a provision for loss on disposition (including the initial provision and three subsequent adjustments) in the amount of $165 million, net of income tax benefit of $36 million for liabilities arising from the Company’s transportation, treatment and disposal discontinued operations. During the twelve months ended December 29, 2000 and December 31, 1999, and the nine months ended December 25, 1998, the Company funded previously accrued costs of $11 million, $9 million and $11 million, respectively, relating to closure plans and construction and PRP matters. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

Northern California Facilities

          In October 1999, the Company renegotiated its financial assurance requirements for the Company’s Northern California Facilities. The renegotiated requirements included purchasing environmental insurance and a performance bond with an internationally recognized insurance carrier for the Company’s obligations at its Northern California Facilities. The Company is required to perform, at its cost, the remaining closure activities at the Panoche disposal site. Closure activities at the other three Northern California Facilities are complete. Under the environmental insurance policy, the Company will perform post-closure activities at the four inactive Northern California Facilities, and will be reimbursed by the insurance policy, up to the policy limits which are in excess of the Company’s estimates for post-closure costs, during the policy’s thirty-one year term. Costs could be higher than estimated if regulatory agencies were to require closure and/or post-closure procedures significantly different than those in the approved plans, or if the Company is required to perform unexpected remediation work at the facilities in the future or to pay penalties for alleged noncompliance with regulations or permit conditions.

          On March 18, 1998, the California Environmental Protection Agency, Department of Toxic Substance Control (DTSC) certified the Environmental Impact Report and approved the Closure Plan for the Panoche facility. Closure construction for the Closure Plan is substantially complete at December 29, 2000. Final approval of closure by the DTSC is expected in 2001.

          The carrying value of the long-term assets of discontinued operations of $40 million at December 29, 2000 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, etc.). The Company has negotiated sale agreements for certain parcels of the unused residual land for $13 million, which is equivalent to the Company’s market price assumptions for these parcels. These agreements, which are subject to customary closing conditions including the successful completion of due diligence, are expected to be consummated in fiscal 2001. There is no assurance as to the timing of development or sales of any of the Company’s residual land, or, until sold, the Company’s ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

          In addition to the environmental insurance policy for post-closure costs, the Company maintains Environmental Impairment Liability coverage for the Northern California Facilities through the Company’s captive insurance company. The limits of the policy are $32 million which meet the current requirements of both federal and state law.

Operating Industries, Inc. Superfund Site

          Between October 1995 and April 1996, the Company, the USEPA and the Steering Committee agreed to settlements of the Company’s alleged liability for certain prior response costs incurred by the USEPA. While resolving the Company’s alleged liability for these response costs, the settlement did not include a release of liability for future or final OII remedies. The Company expects that offers to pay for or perform the final remedy will be made in 2001. The Company does not believe it will be required to pay additional amounts in connection with the final remedy.

GBF Pittsburg Site

          In January 2001, the PRP group (comprised of the Company and 17 others), the DTSC, and the owner/operators of the site completed a settlement agreement. As a part of that settlement, the PRP group agreed to remediate the site and indemnify the current owners against remedial costs with respect to the site. The PRP group in turn contracted with a third party, which agreed to buy and remediate the site and a cash payment was made to purchase a cleanup cost cap/pollution legal liability insurance policy. The Company’s portion of the settlement was approximately $4 million, and was paid in January, 2001. This settlement did not result in any additional recognized loss.

Other Site Cleanup Actions

          The Company, as a major provider of hazardous waste transportation, treatment and disposal operations in California prior to December 1987, has been named a PRP at a number of other sites and may from time to time be so named at additional sites and may also face damage claims by third parties for alleged releases or discharges of contaminants or pollutants arising out of its discontinued operations.
THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Financial Information for Subsidiary Guarantors:

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

Summarized Condensed Financial Information

Twelve Months Ended December 29, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets	$ —	$ 509,916	$29,062	$ (510)	$ 538,468
Non current assets	18,340	1,233,239	46,569	(513,625)	784,523
Current liabilities	11,741	376,844	23,870	(14,572)	397,883
Revenues	—	1,368,189	79,392	(330)	1,447,251
Gross margin	—	172,256	11,084	(2,639)	180,701
Net income (loss)	(4,702)	4,052	5,459	(2,793)	2,016
Net cash provided by (used in) operating activities	(736)	36,414	22,803	(13,486)	44,995
Net cash provided by (used in) investing activities	1,109	(65,560)	(6,740)	11,378	(59,813)
Net cash provided by (used in) financing activities	(4,205)	5,849	(660)	(71)	913

THE IT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized Condensed Financial Information

Twelve Months Ended December 31, 1999

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Current assets	$ —	$ 474,242	$ 39,966	$ (252)	$ 513,956
Non current assets	19,449	1,209,885	39,829	(502,248)	766,915
Current liabilities	7,774	319,456	33,103	(3,880)	356,453
Revenues	—	1,255,562	58,974	(285)	1,314,251
Gross margin	—	180,849	5,294	(285)	185,858
Net income (loss)	(8,090)	44,816	2,919	(967)	38,678
Net cash provided by (used in) operating activities	5,647	42,345	(3,649)	2,710	47,053
Net cash provided by (used in) investing activities	—	(496,428)	(28,087)	292,792	(231,723)
Net cash provided by (used in) financing activities	212,750	(22,236)	1,710	710	192,934

Summarized Condensed Financial Information

Nine Months Ended December 25, 1998

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$ —	$ 746,740	$11,148	$ (453)	$ 757,435
Gross margin	—	90,281	1,133	(453)	90,961
Net income (loss)	(2,852)	(4,013)	1,995	(2,557)	(7,427)
Net cash provided by (used in) operating activities	800	(20,592)	3,185	2,052	(14,555)
Net cash provided by (used in) investing activities	2,583	(144,774)	(7,073)	47,887	(101,377)
Net cash provided by (used in) financing activities	10,462	102,191	(221)	—	112,432
THE IT GROUP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There were none.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders scheduled for May 23, 2001 is incorporated herein by reference. See also “Executive Officers of the Company” in Part I of this report for certain information concerning our executive officers.

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

Exhibit No.		Description
2		Omitted—Inapplicable.

3	(i)	Certificate of Incorporation of the Registrant as amended by the Amendment to Certificate of
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
International Technology Corporation, dated as of December 21, 1998, as filed with the Delaware
Secretary of State on December 23, 1998. (Filed as an Exhibit to the Registrant’s Current Report on
Form 8-K dated December 23, 1998.)

3	(ii)	Amended and Restated Bylaws of the Registrant as amended through June 12, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)

4	(i)	1.	Certificate of Designations with respect to the Registrant’s 7% Cumulative Convertible
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

4	(ii)	1.	Indenture for the Registrant’s 7% Convertible Subordinated Debentures Due 2008. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (No. 33-65988).)

2.	Indenture dated as of October 1, 1986 between OHM Corporation and United States Trust
Company of New York, Trustee, relating to OHM Corporation’s 8% Convertible Subordinated
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

Exhibit No.	Description
6.	Indenture Agreement, dated as of April 9, 1999, between the Registrant, certain subsidiary guarantors of the Registrant and The Bank of New York, as trustee. (Filed as an Exhibit to
Registrant’s Registration Statement on Form S-4, filed April 23, 1999.)

9.	Omitted—Inapplicable.

10	(ii)	1.	Second Amended and Restated Credit Agreement, dated as of March 7, 2000, among the
Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, M.A., in its capacity as documentation agent.
(Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December
31, 1999.)

2.	Amendment No. 1, dated as of December 21, 2000, to the Second Amended and Restated Credit
Agreement, among the Registrant, IT Corporation, OHM Corporation, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks,
Citicorp USA Inc., in its capacity as administrative agent, and BankBoston, M.A., in its capacity as documentation agent.

	3.	Agreement and Plan of Merger, dated as of January 15, 1998, among OHM Corporation, Registrant and IT-Ohio, Inc. (Filed as an Exhibit to the Registrant’s Report on Form 8-K dated January 15, 1998.)

4.	Stock Purchase Agreement dated as of June 17, 1997 by and among OHM Corporation, Beneco
Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and Scott Doxey. (Filed as an Exhibit to
OHM Corporation’s Report on Form 8-K filed on July 2, 1997.)

5.	Agreement and Plan of Merger, dated as of October 27, 1998, among Fluor Daniel GTI, Inc.,
Tiger Acquisition Corporation and the Registrant. (Filed as an Exhibit to the Registrant’s
Schedule 14D-1 dated November 3, 1998.)

6.	Amended and Restated Marketing Agreement dated as of October 27, 1998 between Fluor Daniel
GTI, Inc. and Fluor Daniel, Inc. (Filed as an Exhibit to the Registrant’s Schedule 14D-1 dated
November 3, 1998.)

7.	Intercompany Services Agreement dated October 27, 1998 between the Registrant, Fluor Daniel,
Inc. and Fluor Daniel GTI, Inc. (Filed as an Exhibit to the Registrant’s Schedule 14D-1 dated
November 3, 1998.)

	8.	Asset Purchase Agreement, dated as of March 8, 1999, between IT and ICF Kaiser International, Inc. (Filed as an Exhibit to the Registrant’s Report on Form 8-K dated March 12, 1999.)

9.	Stock Redemption Agreement dated as of June 26, 1998, between Quanterra Incorporated, the
Registrant and IT Corporation. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form
10-Q for the quarter ended June 26, 1998.)

10.	Securities Purchase Agreement dated as of August 28, 1996 between the Registrant and certain
Purchasers identified therein affiliated with The Carlyle Group (Filed as an Exhibit to the
Registrant’s Current Report on Form 8-K dated September 20, 1996), including agreement by and between The Carlyle Group and the Registrant re financial advisory and investment banking fees. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28,
1997.)

11.	Amendment No. 1, dated November 20, 1996, to Securities Purchase Agreement dated August
28, 1996, by and among the Registrant and certain Purchasers identified therein affiliated with
The Carlyle Group. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for
the quarter ended December 27, 1996.)

Exhibit No.	Description
12.	Form of Warrant Agreement by and among the Registrant and certain Warrant Holders defined herein affiliated with The Carlyle Group, dated as of November 20, 1996. (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 20, 1996.)

13.	Form of Registration Rights Agreement by and among the Registrant and certain Investors affiliated with The Carlyle Group, dated November 20, 1996. (Filed as an Exhibit to the
Registrant’s Current Report on Form 8-K dated September 20, 1996.)

14.	Purchase Agreement, dated as of April 6, 1999, between IT, certain subsidiary guarantors of IT,
Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith Barney. (Filed as an
Exhibit to Registrant’s Registration Statement on Form S-4, filed April 23, 1999.)

15.	Registration Rights Agreement, dated as of April 9, 1999, between IT, certain subsidiary guarantors of IT, Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith
Barney.( Filed as an Exhibit to Registrant’s Registration Statement on Form S-4, filed April 23,
1999.)

16.	Agreement and Plan of Merger, dated as of May 10, 1999, between the Registrant, Seismic
Acquisition Corporation, and EMCON, a California corporation. (Filed as an Exhibit (c)(1) to
Registrant’s Tender Offer Statement on Schedule 14D-1, filed May 17, 1999.)

17.	Commercial Premium Finance Agreement, dated September 15, 1999, by and between the
Registrant and AFCO Credit Corporation. (Filed as an Exhibit to the Registrant’s Quarterly
Report on Form 10-Q for the quarter ended October 1, 1999.)

18.	General Indemnity Agreement, dated September 13, 1999, by and between the Registrant, IT
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

20.	Master Equipment Lease Agreement dated as of August 10, 1998 by and between Key Corp
Leasing, a division of Key Corporate Capital Inc. and IT Corporation. (Filed as an Exhibit to
Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

21.	Master Lease Agreement dated as of June 18, 1999 by and between General Electric Capital
Corporation and the Registrant. (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K
for the year ended December 31, 1999.)

22.	Master Lease Agreement dated as of April 7, 1999 by and between the Vaughn Group, Inc. and
The IT Group, Inc. including form of Guaranty executed by subsidiaries of Registrant of
Registrant’s obligations thereunder. (Filed as an Exhibit to Registrant’s Annual Report of Form
10-K for the year ended December 31, 1999.)

23.	Equipment Agreement dated as of December 24, 1996 by and between BTM Capital Corporation and OHM Remediation Services Corp. including Corporate Guaranty dated as of December 24,
1996 by OHM Corporation in favor of BTM Capital Corporation. (Filed as an Exhibit to
Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

24.	Stock Purchase Agreement dated as of March 24, 2000 by and between the Registrant, Evergreen
Acquisition Corp., W & H Pacific, Inc., Jeffrey M. Daggett, William M. Jabs, and all other shareholders of W & H Pacific, Inc. (Filed as an Exhibit to Registrant’s Quarterly Report of
Form 10-Q for the quarter ended March 31, 2000.)

Exhibit No.	Description
25.	Master Equipment Lease Agreement dated June 3, 1996 between National City Leasing
Corporation and OHM Remediation Services Corp. (Filed as an Exhibit to Registrant’s Quarterly
Report of Form 10-Q for the quarter ended March 31, 2000.)

26.	Equipment Agreement dated as of June 30, 1997 between BTM Capital Corporation and OHM
Remediation Services Corp. (Filed as an Exhibit to Registrant’s Quarterly Report of Form 10-Q
for the quarter ended March 31, 2000.)

27.	Agreement and Lease dated December 29, 2000 between Keystone Recovery, Inc. as Lessee and
ABB Energy Capital L.L.C. as Lessor for Keystone Landfill Gas To Energy Project At Dunmore,
Pennsylvania, as supplemented by a Letter Agreement dated December 29, 2000, between
Keystone Recovery, Inc. and ABB Energy Capital L.L.C., an $8,300,000 Secured Non-Recourse
Term Note, dated December 28, 2000, by Keystone Recovery, Inc. in favor of ABB Energy
Capital L.L.C., and Allonge and Amendment No. 2, dated as of February 19, 2001 between
Keystone Recovery, Inc. and ABB Energy Capital L.L.C.

	28.	Master Lease Agreement No. 02465 dated November 10, 2000 by and between PNC Leasing, LLC, as Lessor, and IT Corporation, as Lessee.

10	(iii)	1.	Non-Employee Directors’ Retirement Plan, as amended and restated June 2, 1994 (Filed as an
Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995)*, as amended by the Amended and Restated Non-Employee Directors Retirement Plan, Amendment
No. 5, dated November 20, 1996. (Filed as an Exhibit to Registrant’s Report on Form 10-K for
the year ended March 28, 1997.)*

	2.	1983 Stock Incentive Plan, as amended. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.)*

3.	1991 Stock Incentive Plan (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K
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

	5.	1996 Stock Incentive Plan, as amended and restated effective June 11, 1998. (Filed as an Exhibit to the Registrant’s Proxy Statement dated May 11, 1998.)*

6.	Form of Non-Qualified Stock Option Agreement pursuant to The IT Group, Inc. 1996 Stock
Incentive Plan. (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)*

	7.	Form of Restricted Stock and Escrow Agreement pursuant to the 1996 Stock Incentive Plan.*

	8.	2000 Stock Incentive Plan. (Filed as an Exhibit to the Registrant’s Proxy Statement dated May 1, 2000.)*

	9.	Form of Incentive Stock and Escrow Agreement pursuant to The IT Group, Inc. 2000 Stock Incentive Plan*

	10.	Form of Non-Qualified Stock Option Agreement pursuant to The IT Group, Inc. 2000 Stock Incentive Plan.*

	11.	OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994. (Filed as an Appendix to OHM Corporation’s Proxy Statement for its Annual Meeting held May 10, 1994.)*
Exhibit No.	Description
	12.	OHM Corporation Nonqualified Stock Option Plan for Directors. (Filed as an Exhibit to OHM Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.)*

	13.	OHM Corporation Directors’ Deferred Fee Plan. (Filed as an Exhibit to OHM Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994.)*

	14.	Amendment No. 1 to OHM Corporation Directors’ Deferred Fee Plan. (Filed as an Exhibit to OHM Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)*

	15.	The IT Group, Inc. 1999 Management Incentive Plan. (Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)*

	16.	The IT Group, Inc. 2000 Management Incentive Plan.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

17.	Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the Registrant.
(Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March
31, 1994.)* as amended by First Amendment dated January 6, 1995 to the Retirement Agreement dated March 3, 1994 between Murray H. Hutchison and the Registrant. (Filed as an Exhibit to
the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.)*

	18.	Retirement Plan of IT, 1993 Restatement. (Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.)*

	19.	Amendment Number One to IT Corporation Retirement Plan, dated as of July 1, 1995. (Filed as an Exhibit to the Registrant’s Form S-8 (No. 333-00651).)*

	20.	Amendment Number Two to IT Corporation Retirement Plan, dated as of October 1, 1995. (Filed as an Exhibit to the Registrant’s Form S-8 (No. 333-00651).)*

	21.	Amendment Number Three to IT Corporation Retirement Plan, dated as of July 15, 1996. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-26143).)*

	22.	Amendment Number Four to IT Corporation Retirement Plan, dated as of February 1, 1997. (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	23.	Amendment Number Five to IT Corporation Retirement Plan, dated as of May 13, 1997, (Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended March 28, 1997.)*

	24.	Amendment Number Six to IT Corporation Retirement Plan dated as of May 27, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

25.	Amendment Number Seven to IT Corporation Retirement plan dated as of December 31, 1998.
(Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the transition period ended
December 25, 1998.)*

	26.	Amendment Number Eight to IT Corporation Retirement Plan dated as of July 26, 1999. (Filed as an Exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1999.)*

	27.	Amendment Number Nine to IT Corporation Retirement Plan dated as of November 1, 1999.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

	28.	IT Corporation Deferred Compensation Plan (amended and restated effective January 1, 1998). (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

	29.	IT Corporation Restoration Plan amended and restated effective January 1, 1999.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

Exhibit No.	Description
	30.	The IT Group, Inc. 1997 Non-Employee Directors Stock Plan—Director Fees, dated as of February 26, 1997. (Filed as an Exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-26143).)*

31.	Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT
Corporation, and Anthony J. DeLuca. (Filed as an Exhibit to Registrant’s Report on Form 10-K
for the year ended March 28, 1997.)*

32.	Separation Agreement dated February 28, 2000 by and between James R. Mahoney and the
Registrant, its subsidiaries and affiliates.* (Filed as an Exhibit to Registrant’s Annual Report of
Form 10-K for the year ended December 31, 1999.)

33.	Employment Agreement, dated as of November 20, 1996, by and between the Registrant, IT
Corporation, and Raymond J. Pompe. (Filed as an Exhibit to Registrant’s Report on Form 10-K
for the year ended March 28, 1997.)*

34.	Employment Continuation, Non-competition and Confidentiality Agreement dated the 17th day of
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

37.	Form of Employment Agreement by and between OHM Corporation, and each of Pamela K.M.
Beall, Robert J. Blackwell, Kris E. Hansel, Steven E. Harbour, James L. Kirk, Philip V.
Petrocelli, Philip O. Strawbridge, and Michael A. Szomjassy, as amended by Amendment No. 1 in the case of each of Ms. Beall and Messrs. Blackwell, Hansel, Harbour, Strawbridge and
Szomjassy, and as amended by Amendment No. 2 in the case of each of Ms. Beall and Messrs.
Blackwell, Hansel, and Harbour. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-
K for the year ended March 27, 1998.)*

	38.	The IT Group, Inc. Severance and Retention Bonus Plan dated March 5, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended March 27, 1998.)*

39.	Executive Stock Ownership Program by and between the Registrant and certain executive officers of the Registrant. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the
transition period ended December 25, 1998.)*

	40.	The IT Group, Inc. Executive Bonus Plan effective November 17, 1998. (Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the transition period ended December 25, 1998.)*

	41.	Form of Bonus Agreement pursuant to The IT Group, Inc. Executive Bonus Plan.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

	42.	Form of Loan Agreement pursuant to The IT Group, Inc. Executive Stock Ownership Program.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

Exhibit No.	Description
43.	Form of Non-Qualified Stock Option Agreement pursuant to The IT Group, Inc. Executive Stock
Ownership Program and 1996 Stock Incentive Plan.* (Filed as an Exhibit to Registrant’s Annual
Report of Form 10-K for the year ended December 31, 1999.)

	44.	Form of Promissory Note pursuant to The IT Group, Inc. Executive Stock Ownership Program.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

	45.	Executive Medical Health Plan.* (Filed as an Exhibit to Registrant’s Annual Report of Form 10-K for the year ended December 31, 1999.)

	46.	Form of Loan Agreement pursuant to The IT Group, Inc. Executive Stock Ownership Program.*

	47.	Form of Promissory Note pursuant to The IT Group, Inc. Executive Stock Ownership Program.*

	48.	Form of Restricted Stock and Escrow Agreement pursuant to the Registrant’s Stock Option Incentive Compensation Program.*

	49.	Form of Restricted Stock and Escrow Agrement pursuant to the Registrant’s Long-term Management Compensation Program.*

11	Omitted—Inapplicable.

12	Omitted—Inapplicable.

13	Omitted—Inapplicable.

16	Omitted—Inapplicable.

18	Omitted—Inapplicable.

20	Omitted—Inapplicable.

21	List of the Registrant’s subsidiaries.

22	Omitted—Inapplicable.

23	1.	Consent of Ernst & Young LLP, Independent Auditors.

24	Omitted—Inapplicable.

27	Omitted—Inapplicable.

28	Omitted—Inapplicable.

99	Omitted—Inapplicable.

*	Filed as a management compensation plan or arrangement per Item 14(a)(3) of the Securities Exchange Act.

Reports on Form 8-K

1.
Current Report on Form 8-K, dated January 10, 2001, reporting under Item 5 the implementation of a strategy to accelerate the resolution of certain legacy and acquired project claims and monetize non-core assets, including a $17 to $18 million after-tax, non-cash charge primarily relating to the reduction in carrying values of project claims.

THE IT GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Provision (benefit) charged to income	Accounts written off	Other		Balance at end of period
Year ended December 29, 2000:
Allowance for doubtful accounts	$18,023	$40,577 (1)	$(46,051)	$ —		$12,549
Valuation allowance for deferred tax asset	$57,415	$(8,500)	$ —	$ 2,163	(4)	$51,078
Year ended December 31, 1999:
Allowance for doubtful accounts	$18,958	$ 2,464	$ (4,155)	$ 756	(2)	$18,023
Valuation allowance for deferred tax asset	$50,267	$(2,473)	$ —	$ 9,621	(5)	$57,415
Nine months ended December 25, 1998:
Allowance for doubtful accounts	$19,026	$ 1,203	$ (3,101)	$ 1,830	(3)	$18,958
Valuation allowance for deferred tax asset	$31,865	$ 6,059	$ —	$12,343	(6)	$50,267

(1)	Includes $37,522 related to the Special Charge.

(2)	Represents allowance for doubtful accounts recorded on the books of EMCON at acquisition.

(3)	Represents allowance for doubtful accounts recorded on the books of GTI at acquisition.

(4)	Represents valuation allowance adjustment relating to the acquisitions of EFM, EMCON and W&H Pacific.

(5)	Represents valuation allowance adjustments relating to the OHM, GTI, EFM and EMCON acquisitions.

(6)	Represents valuation allowance adjustments relating to the acquisitions of OHM and GTI.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pittsburgh, Pennsylvania on the 20th day of March, 2001.

THE IT GROUP, INC.

/s/ ANTHONY J. DE LUCA
By:

Anthony J. DeLuca
Chief Executive Officer and President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. D’ANIELLO Daniel A. D’Aniello	Chairman of the Board of Directors	March 20, 2001

/s/ ANTHONY J. DE LUCA Anthony J. DeLuca	Director, Chief Executive Officer and President (Principal Executive Officer)	March 20, 2001

/s/ PHILIP B. DOLAN Philip B. Dolan	Director	March 20, 2001

/s/ E. MARTIN GIBSON E. Martin Gibson	Director	March 20, 2001

/s/ FRANCIS J. HARVEY , PH .D. Francis J. Harvey, Ph.D.	Director	March 20, 2001

/s/ JAMES C. MC GILL James C. McGill	Director	March 20, 2001

/s/ RICHARD W. POGUE Richard W. Pogue	Director	March 20, 2001

/s/ ROBERT F. PUGLIESE Robert F. Pugliese	Director	March 20, 2001

/s/ CHARLES W. SCHMIDT Charles W. Schmidt	Director	March 20, 2001

/s/ JAMES DAVID WATKINS James David Watkins	Director	March 20, 2001

/s/ HARRY J. SOOSE Harry J. Soose	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2001

/s/ JAMES J. PIERSON James J. Pierson	Vice President, Finance (Principal Accounting Officer)	March 20, 2001