Form 10-Q
period 2001-03-30
IT GROUP INC
filed 2001-05-11
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 30, 2001
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

At May 7, 2001 the registrant had issued and outstanding an aggregate of 21,980,161 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 30, 2001

PART I. FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 30, 2001 (unaudited) and December 29, 2000	3

	Condensed Consolidated Statements of Operations for the Fiscal Quarter ended March 30, 2001 and March 31, 2000 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Fiscal Quarter ended March 30, 2001 and March 31, 2000 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-13

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

PART I

Item 1. Financial Statements

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2001	December 29, 2000

	(Unaudited)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$ 14,510	$ 15,624
Receivables, net	422,850	440,566
Prepaid expenses and other current assets	50,924	44,177
Deferred income taxes	38,068	38,101

Total current assets	526,352	538,468
Property, plant and equipment, at cost:
Land, buildings and improvements	11,032	10,939
Machinery and equipment	109,634	107,097

	120,666	118,036
Less accumulated depreciation and amortization	57,418	54,902

Net property, plant and equipment	63,248	63,134
Cost in excess of net assets of acquired businesses	538,690	538,757
Other assets	79,813	82,039
Deferred income taxes	101,513	100,593

Total assets	$ 1,309,616	$ 1,322,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 215,918	$ 254,689
Accrued liabilities	98,528	82,850
Billings in excess of revenues	45,928	45,744
Short-term debt, including current portion of long-term debt	12,830	14,600

Total current liabilities	373,204	397,883
Long-term debt	663,956	644,623
Other long-term accrued liabilities	14,666	18,560
Stockholders' equity:
Preferred stock, $100 par value; 180,000 shares authorized:
7% cumulative convertible exchangeable, 20,556 shares issued
and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued
and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,918,154 shares issued	229	229
Treasury stock at cost, 937,993 and 1,037,671 shares, respectively	(4,657)	(5,151)
Additional paid-in capital	351,058	351,063
Unearned compensation, restricted stock	(1,269)	(826)
Deficit	(88,417)	(89,010)
Accumulated other comprehensive income (loss)	(5,819)	(1,045)

Total stockholders' equity	257,790	261,925

Total liabilities and stockholders' equity	$ 1,309,616	$ 1,322,991

See accompanying notes.

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal quarter ended

	March 30, 2001	March 31, 2000

	(Unaudited)

Revenues	$ 333,492

		$ 317,145
Cost and expenses:
Cost of revenues	293,176	274,722
Selling, general and administrative expenses	12,814	13,862
Amortization of goodwill	5,030	4,636

Operating income	22,472	23,925
Interest expense, net	18,923	16,055

Income before income taxes	3,549	7,870
Provision for income taxes	1,366	3,030

Net income	2,183	4,840
Preferred stock dividends	(1,590)	(1,590)

Net income applicable to common stock	$ 593	$ 3,250

Net income per common share basic	$ 0.03	$ 0.14

Net income per common share diluted	$ 0.03	$ 0.14

Weighted average common shares outstanding:
Basic	21,780	22,755

Diluted	21,983	28,971

See accompanying notes.

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal quarter ended

	March 30, 2001	March 31, 2000

	(Unaudited)

Cash flows from operating activities:
Net income	$ 2,183	$ 4,840
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	9,613	8,658
Deferred income taxes	1,181	1,987
Other	(1,265)	337
Changes in assets and liabilities, net of effects
from acquisitions:
Changes in assets and liabilities	(11,700)	(38,881)
Discontinued operations	(5,835)	(4,337)

Net cash used for operating activities	(5,823)	(27,396)
Cash flows from investing activities:
Capital expenditures	(3,944)	(6,162)
Acquisition of businesses	(7,357)	(13,851)
Other, net	57	(3,892)

Net cash used for investing activities	(11,244)	(23,905)
Cash flows from financing activities:
Financing costs	—	(3,339)
Net borrowing of long-term debt	17,543	44,562
Dividends paid on preferred stock	(1,590)	(1,590)

Net cash provided by financing activities	15,953	39,633

Net decrease in cash and cash equivalents	(1,114)	(11,668)
Cash and cash equivalents at beginning of period	15,624	29,529

Cash and cash equivalents at end of period	$ 14,510	$ 17,861

See accompanying notes.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of significant accounting policies:

Basis of presentation and principles of consolidation

The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended March 30, 2001, pursuant to the rules of the Securities and Exchange Commission. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 2000. The results of operations for the fiscal period ended March 30, 2001 are not necessarily indicative of the results for the full fiscal year. The December 29, 2000 balance sheet amounts were derived from audited financial statements.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS No. 133) on December 30, 2000, the beginning of its 2001 fiscal year. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $1.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the quarter ended March 30, 2001, unrealized net losses on derivative instruments of approximately $2.0 million, net of related tax effects, were also recorded in other comprehensive income. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 9, "Comprehensive income (loss)".

The Company's credit facilities require it to have a portion of its credit facility borrowings converted from variable rate to fixed rate. The Company utilizes derivative financial instruments, such as interest rate swaps, to fulfill this requirement. As of March 30, 2001, the Company has a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where the Company, as the fixed rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at March 30, 2001, which is designated as a cash flow hedge instrument, is a $5.7 million liability, classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of March 30, 2001, the $3.3 million of accumulated other comprehensive loss related to the swap agreement is expected to be reclassified into earnings over the term of the agreement, which expires in August 2003. The Company has an interest rate cap agreement expiring in August 2004 with a notional amount of $126 million which is classified as a cash flow hedge instrument. The Company also has an option which expires in August 2001 that provides the counter-party to the $150 million swap agreement with the right to enter into a swap agreement whereby the Company would be the variable rate payer, and pays (receives) the difference between a fixed rate of 6.455% and 3-month LIBOR, which is classified as a fair value hedge instrument. The fair values of the interest rate cap agreement and the option were not material.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swap agreement are included in interest expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. Hedge effectiveness is assessed by comparing the cash flows on the forecasted transaction attributable to the hedged risk with the cash flows from the derivative transaction. The hedge ineffectiveness for derivative instruments for the quarter ending March 30, 2001 was not material. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Contract accounting and accounts receivable

Included in receivables, net at March 30, 2001 are billed receivables of $311 million, costs and estimated profits in excess of billings of $53 million, contract claims and unapproved change orders of $20 million, investments in federal privatization projects of $20 million, and retention of $19 million. Accounts receivable from the U. S. Government at March 30, 2001 were $189 million, or 45% of total accounts receivable. At December 29, 2000, net receivables included billed receivables of $315 million, costs and estimated profits in excess of billings of $59 million, contract claims and unapproved change orders of $26 million, investments in federal privatization projects of $22 million and retention of $18 million. Accounts receivable from the U. S. Government as of December 29, 2000 were $199 million, or 45% of total accounts receivable.

Costs and estimated profits in excess of billings typically represent amounts earned under the Company's contracts but not yet immediately billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Generally, these amounts are expected to be billed and collected in the subsequent year. Billings in excess of revenues represent amounts billed in accordance with contract terms, which are in excess of the amounts includable in revenue.

Included in accounts receivable at March 30, 2001 is approximately $20 million associated with contract claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 6, "Contingencies"). While management believes no additional, material loss will be incurred related to these claims and change orders, as adjusted, the actual amounts realized could be materially different than the amount recorded.

Changes in presentation of comparative financial statements

Certain amounts in the prior year financial statements were reclassified to conform with the presentation in the current period.

2. Business acquisitions:

    W&H Pacific, Inc.

On May 9, 2000, the Company acquired all of the outstanding capital stock of W&H Pacific, Inc. (W&H Pacific) for $10 million plus approximately $0.5 million in transaction costs, and contingent consideration up to $9 million over the next two years. At March 30, 2001, approximately $5 million of contingent consideration was payable, with up to $4 million of additional contingent consideration potentially payable in 2002. W&H Pacific is an engineering and design firm serving the northwestern United States in the telecommunications, transportation, and land development markets, with annual revenues of approximately $35 million.

The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations". The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $10 million has been finalized as of March 30, 2001, and is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years. The estimated fair value of the assets acquired and liabilities assumed of W&H Pacific, as adjusted, are as follows:

Description	Amount

(In thousands)
Current assets	$ 6,701
Property and equipment	1,054
Cost in excess of net assets of acquired businesses	10,434
Other long term assets	1,698
Current liabilities	4,592
Long term liabilities, primarily debt	66

As a result of the acquisition of W&H Pacific, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $1 million for the estimated W&H Pacific severance and lease termination costs, which will principally be paid through 2001.

3. Facility closure reserves:

In 2000 the Company recorded a $1.0 million restructuring charge relating to a facility closure and downsizing plan. The facility restructuring plan includes closing ten offices and warehouses, and downsizing eight offices and warehouses. The plan will be substantially implemented by the second quarter of 2001. Payments relating to lease obligations, net of sublease recovery estimations, will primarily be incurred through 2002, although some leases on downsized facilities continue through 2006. Charges to the reserve through March 30, 2001 were not significant based on the timing of the closure and downsizing actions.

As a result of previous acquisitions, the Company established acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations relating to severance, facility closure and lease termination liabilities. Activity in these reserves for the three months ended March 30, 2001 were as follows:

Acquisition-related reserves:	Three Months Ended March 30, 2001 (in thousands)

	Reserve balance at December 29, 2000	Payments	Reserve balance at March 30, 2001

Severance	$ 2,403	$ (245)	$ 2,158
Office closure, lease termination and other	9,283	(1,608)	7,675

Total	$11,686	$ (1,853)	$ 9,833

4. Income taxes:

For the first quarter ended March 30, 2001, the Company recorded an income tax provision of $1.4 million, reflecting an income tax rate of approximately 38.5% on pretax income of $3.5 million which is based upon the estimated tax rate for the entire year. Based on a net deferred tax asset of $140 million (net of a valuation allowance of $51 million) at March 30, 2001 and assuming a net federal and state effective tax rate of 38.5%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $363 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

5. Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended

	March 30, 2001	March 31, 2000

	(In thousands, except per share data)
Numerator:
Net income	$ 2,183	$ 4,840
Preferred stock dividends	(1,590)	(1,590)

Numerator for basic earnings per share -- net income
available to common stockholders	$ 593	$ 3,250

Effect of conversion of dilutive securities:
Preferred stock dividends (a)	—	692

Numerator for diluted earnings per share -- net income
applicable to common stock	$ 593	$ 3,942

Denominator:
Denominator for basic earnings per share --
weighted average shares	21,780	22,755
Effect of conversion of dilutive securities:
Common equivalent shares and nonvested stock	203	143
Convertible preferred stock (a)	—	6,073

Denominator for diluted earnings per
share -- adjusted weighted-average shares
and assumed conversions	21,983	28,971

Net income per share basic:	$ 0.03	$ 0.14

Net income per share diluted	$ 0.03	$ 0.14

(a) The convertible preferred stock was not included in the earnings per share computation for the three months ended March 30, 2001 since it was anti-dilutive to the net income available to common stockholders.

6. Contingencies:

For information regarding legal proceedings of the Company's continuing operations, please see Note 8, "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 8, "Discontinued Operations" for information regarding the legal proceedings of the discontinued operations of the Company.

7. Operating segments:

Organization

The IT Group, Inc. has four reportable segments: Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology, and International. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste remediation, Outsourced Services for renovation, design/build and facilities management, and Civil Works. The Commercial E&C segment provides comprehensive engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through four business lines: Commercial Engineering & Construction, Solid Waste, Transportation and Telecommunication, and Real Estate Restoration. The Consulting & Technology segment provides specialized consulting services in environmental health and safety compliance, risk and cost allocation determination, chemical management planning, product registration, due diligence support and strategic environmental planning. The International segment provides comprehensive infrastructure and environmental services to multi-national and foreign-based clients with principal operations in Canada, Europe, and Australia.

Segment Information

	Government Services	Commercial E & C	Consulting & Technology	International	Total

	(In thousands)
Quarter ended March 30, 2001
Revenues	$166,806	$129,707	$16,042	$20,937	$333,492
Segment profit	18,759	14,269	2,111	997	36,136
Quarter ended March 31, 2000
Revenues	$167,324	$112,817	$16,814	$20,190	$317,145
Segment profit	18,631	15,080	3,030	671	37,412

	Quarter ended

	March 30, 2001	March 31, 2000

Total profit for reportable segments	$ 36,136	$ 37,412
Unallocated amounts:
Corporate selling, general and administrative, and goodwill amortization
expenses	(13,664)	(13,487)
Interest expense, net	(18,923)	(16,055)

Income before income taxes	$ 3,549	$ 7,870

8. Discontinued operations:

Overview

The Company ceased its transportation, treatment and disposal operations over thirteen years ago. The adequacy of the provision for loss is periodically reevaluated in light of the developments since the adoption of the divestiture plan, and management believes that the provision is reasonable; however, the ultimate effect of the divestiture on the consolidated financial condition, liquidity and results of operations of the Company is dependent upon future events, the outcome of which cannot be determined at this time. Outcomes significantly different from those used to estimate the provision for loss could result in a material adverse effect on the consolidated financial condition, liquidity and results of operations of the Company.

Northern California Facilities

Final approval of closure by the California EPA, Department of Toxic Substance Control (DTSC) for the Panoche facility is expected later in 2001. The Company maintains environmental insurance coverage which provides for reimbursement of post-closure costs up to the policy limits, which are in excess of the Company's post-closure cost estimates, for the four Northern California Facilities.

The carrying value of the long-term assets of discontinued operations of $40 million at March 30, 2001 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, etc.). There is no assurance as to the timing of development or sales of any of the Company's residual land, or, until sold, the Company's ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value. The Company has negotiated sale agreements for certain parcels of the unused residual land for $13 million, which is equivalent to the Company's market price assumptions for these parcels. These agreements, which are subject to customary closing conditions including the successful completion of due diligence, are expected to be consummated in fiscal 2001.

GBF Pittsburg Site

In January 2001, the PRP group (consisting of the Company and 17 other potentially responsible parties (PRPs)), the DTSC and the owner/operators of the site completed a settlement agreement. As a part of that settlement, the PRP group agreed to remediate the site and indemnify the current owners against remedial costs with respect to the site. The PRP group in turn contracted with a third party, which agreed to buy and remediate the site and a cash payment was made to purchase a cleanup cost cap/pollution legal liability insurance policy. The Company's portion of the settlement was approximately $4 million, and was paid in January, 2001. This settlement did not result in any additional recognized loss.

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

9. Comprehensive income (loss):

Comprehensive income (loss) represents net income (loss) plus the results of certain non-stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended

	March 30, 2001	March 31, 2000

	(In thousands)

Net income	$ 2,183	$ 4,840
Cumulative transition adjustment of a change in accounting principle (SFAS No. 133)	(1,317)	—
Unrealized derivative losses on cash flow hedges (SFAS No. 133)	(1,983)	—
Foreign currency translation losses	(1,474)	(450)

Comprehensive income (loss)	$(2,591)	$ 4,390

10. Financial information for subsidiary guarantors

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

Summarized Condensed Financial Information
Three Months Ended March 30, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

			(In thousands)
Current assets	$ —	$ 497,141	$ 29,672	$ (461)	$ 526,352
Non current assets	18,055	1,233,008	45,857	(513,656)	783,264
Current liabilities	15,632	342,102	18,226	(2,756)	373,204
Revenues	—	318,104	15,466	(78)	333,492
Gross margin	—	39,719	666	(69)	40,316
Net income (loss)	(4,965)	7,291	189	(332)	2,183
Net cash provided by (used in) operating activities	(1,074)	(11,338)	(4,845)	11,434	(5,823)
Net cash provided by (used in) investing activities	285	(12,272)	712	31	(11,244)
Net cash provided by (used in) financing activities	—	16,280	(139)	(188)	15,953

Summarized Condensed Financial Information
Three Months Ended March 31, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

			(In thousands)
Current assets	$ —	$ 492,506	$ 31,509	$ 427	$ 524,442
Non current assets	19,189	1,215,385	41,290	(499,818)	776,046
Current liabilities	17,167	284,473	29,268	(4,887)	326,021
Revenues	—	299,861	17,379	(95)	317,145
Gross margin	—	41,278	1,240	(95)	42,423
Net income (loss)	(5,181)	9,857	488	(324)	4,840
Net cash provided by (used in) operating activities	9,392	(39,725)	4,623	(1,686)	(27,396)
Net cash provided by (used in) investing activities	260	(22,826)	1,092	(2,431)	(23,905)
Net cash provided by (used in) financing activities	98,000	(58,922)	596	(41)	39,633

Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED MARCH 30, 2001

RESULTS OF OPERATIONS

Overview

We are a leading provider of consulting, facilities management, water, engineering & construction, and remediation services addressing the infrastructure needs of both private and public sector firms. Through our diverse group of highly specialized companies, with over 7,500 employees in over 80 domestic offices and over 10 international offices, clients are provided with a single, fully integrated delivery system and our extensive expertise to meet their global environmental and facility support needs. Our broad range of services includes the identification of contaminants in soil, air and water and the subsequent design and execution of remedial solutions. We also provide project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets.

We operate in a client focused organization structure in the Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology, and International markets. Our results of operations are analyzed on this basis for all periods presented. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste (HTRW) remediation, Outsourced Services for renovation, design/build services, and facilities management, and Civil Works. The Commercial E&C segment provides comprehensive engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through our Commercial Engineering & Construction, Solid Waste, Transportation & Telecommunication, and Real Estate Restoration business lines. The Consulting & Technology segment provides specialized consulting services in environmental health and safety compliance, risk and cost allocation determination, chemical management planning, product registration, due diligence support and strategic environmental planning. The International segment provides comprehensive environmental and infrastructure services to multi-national and foreign-based clients with principal operations in Canada, Europe, and Australia.

Our clients are federal, state and local governments in the U. S. and commercial businesses worldwide. On an annual basis we obtain approximately 50% of our revenues from the U. S. Government through more than 100 contracts that predominantly range in length from one to eight years. In addition, we serve more than 1,500 commercial clients on projects that range in length from one month to many years. Revenue growth from the commercial sector is expected to be directly related to the desire on the part of our clients for an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. To address this trend in industry spending, we have undertaken a strategy of expanding through acquisitions our integrated environmental service capabilities to provide additional proactive and cost-effective environmental solutions based on economic rather than regulatory considerations. Additionally, we acquired and developed capabilities to compete in facility management privatizations. The recently announced Fort Meade family housing privatization project, a 50 year contract for housing, property management and design/build construction, is an example of our success in this market. Although our current market trends remain stable, we are proceeding carefully as a general economic slowdown may cause clients to delay project funding. We have deferred discretionary capital spending and implemented cost-reduction actions.

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

Revenues and Gross Margin

Company. Revenues for the three months ended March 30, 2001 increased $16 million or 5.2% to $333 million, compared to revenues of $317 million reported in the three months ended March 31, 2000. This increase in revenues is equally attributable to growth in the commercial portion of the business and the W&H Pacific acquisition. Our revenues are generally lowest in the first calendar quarter of the year based upon the seasonality of field construction activity.

Our gross margin for the quarter ended March 30, 2001 was 12.1% of revenues, a decrease from 13.4% of revenues reported in the quarter ended March 31, 2000, but an improvement over our fourth quarter 2000 gross margin of 10.5% of revenues, reflecting improvements over the December 2000 quarter in project performance and less revenue from subcontractor activity. Compared to the March 2000 quarter, our gross margin was negatively impacted by the effects of severe weather, which delayed project progress. Our ability to maintain or improve our gross margin levels is heavily dependent on various factors including utilization of professional staff, proper execution of projects, successful bidding of new contracts at adequate margin levels and continued overhead cost controls.

A significant percentage of our revenues continue to be earned from federal government contracts with various federal agencies, principally from work performed for the Department of Defense (DOD) and, to a lesser extent, the Department of Energy (DOE). Revenues from federal government contracts accounted for approximately 50% of our consolidated revenues in the three months ended March 30, 2001 and March 31, 2000.

Government Services. Revenues from the Government Services segment were $167 million for both periods. We anticipate limited revenue growth in HTRW remediation work as DOD and DOE spending is projected to remain at approximately 2000 levels. However, longer term we expect revenue growth from U. S. government funding of civil works, watershed restoration, facilities management and the military housing/infrastructure privatization markets based on contract awards and levels of bidding activity. We also expect increased funding levels in Outsourced Services in later quarters of 2001 based on existing indefinite delivery order contracts in our backlog, compared to fiscal 2000 levels. Our Government Services segment profit margin was $19 million, or 11.1% of segment revenues, for both the current and prior year periods. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations.

Commercial E&C. Revenues from the Commercial E&C segment increased $17 million, or 15.0%, to $130 million for the three months ended March 30, 2001 compared to $113 million for the three months ended March 31, 2000. The revenue increase was due to growth and the W&H Pacific acquisition. Our Engineering & Construction segment profit margin was $14 million, or 11.0% of segment revenues, for the three months ended March 30, 2001, compared to $15 million, or 13.4% of segment revenues, for the three months ended March 31, 2000. The decline in segment profit margin percentage was primarily due to the effects of weather delays, and the revenue mix of a lower volume of engineering work, when compared to the prior year's quarter.

Consulting & Technology. Revenues from our Consulting & Technology segment decreased $1 million, or 4.6%, to $16 million for the three months ended March 30, 2001 compared to $17 million in the three months ended March 31, 2000. Most of the revenues in Consulting & Technology are derived from commercial clients for environmental health and safety and environmental information management services. Our Consulting & Technology segment profit margin was $2.1 million, or 13.2% of revenues in the three months ended March 30, 2001 compared to $3.0 million, or 18.0% of segment revenues for the three months ended March 31, 2000. The decrease in profit margin related to a lower revenue mix from our high-margin regulatory advocacy, chemical management planning and product registration consulting services.

International. International revenues increased $1 million, or 3.7%, to $21 million in the three months ended March 30, 2001. Our International segment profit margin was $1 million, or 4.8% of revenues for the three months ended March 30, 2001, compared to $0.7 million segment profit margin, or 3.3% of segment revenues for the three months ended March 31, 2000. International segment margin is lower on a comparative basis to our other, domestic segments due to the geographic limitations impeding full utilization of our shared services organization.

Backlog. Our total funded and unfunded backlog at March 30, 2001 was approximately $4.6 billion, including $0.5 billion relating to our share of joint venture backlog. We expect to earn revenues from our backlog primarily over the next one to five years. Approximately 80% of the backlog consists of U. S. government contracts, and approximately 75% is expected to be charged to our clients on a cost-reimbursable basis. The backlog at March 30, 2001 includes $2.1 billion of funded backlog. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.8 million, or 3.8% of revenues for the three months ended March 30, 2001 compared to $13.9 million, or 4.4% of revenues in the three months ended March 31, 2000. The decrease in selling general and administrative expenses compared to the March 2000 quarter is attributable to lower incentive compensation expense, and cost containment initiatives.

Amortization of Goodwill

Goodwill amortization expense was $5.0 million for the three months ended March 30, 2001 and $4.6 million for the three months ended March 31, 2000. The increases to goodwill amortization compared to the prior year are primarily due to the W&H Pacific acquisition and contingent consideration paid relating to prior acquisitions.

Interest, Net

Net interest expense was $18.9 million, or 5.7% of revenues in the quarter ended March 30, 2001 compared to $16.1 million, or 5.1% of revenues for the quarter ended March 31, 2000. On March 8, 2000, we obtained an additional $100 million term loan under our credit agreement. The increased interest expense compared to the prior year's quarter primarily reflects higher overall debt levels attributable to funding acquisition of business payments and working capital requirements. Noncash interest expense was $1.3 million for the three months ended March 30, 2001, compared to $0.6 million for the prior year period. Including the effect of an interest rate swap agreement, approximately $400 million of our outstanding debt is at fixed interest rates. We anticipate that our interest expense will benefit starting in the second quarter of 2001 from the recent interest rate reductions by the Federal Reserve Board, as tranches of our variable rate borrowings are renewed at lower interest rates.

Income Taxes

The provision for income tax was calculated utilizing an effective tax rate of approximately 38.5% of pretax income for both the 2001 and 2000 periods. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 4.

Dividends

Our reported dividends for the first quarter ended March 30, 2001 and March 31, 2000 were $1.6 million for each quarter, and included $0.9 million for the 7% cumulative convertible exchangeable preferred stock, and $0.7 million for the 6% cumulative convertible participating preferred stock.

FINANCIAL CONDITION

Working capital increased $12 million, or 9%, to $153 million at March 30, 2001 from $141 million at December 29, 2000. The current ratio at March 30, 2001 was 1.41:1 which compares to 1.35:1 at December 29, 2000. Long-term debt of $664 million at March 30, 2001 increased from $645 million at December 29, 2000. The ratio of total debt, including current portion, to equity was 2.63:1 at March 30, 2001 and was 2.52:1 at December 29, 2000. The leverage ratio increase was also impacted by the required adoption of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133), which reduced stockholders' equity by $3.3 million in the quarter ended March 30, 2001 due to the non-cash effects of recording the fair value of derivative instruments as other accumulated comprehensive losses. Excluding the effects of SFAS No. 133, our debt to equity ratio at March 30, 2001 was 2.59:1.

Cash used by operating activities, which includes cash outflows related to discontinued operations, for the three months ended March 30, 2001 totaled $6 million compared to $27 million used by operating activities in the corresponding period of last year, reflecting improved working capital management including the matching of client and vendor payment cycles, and approximately $12 million of project claim settlements and advance contract payments, which are part of our previously-announced debt reduction strategy. The $6 million of cash used by operating activities in 2001 included $6 million by discontinued operations (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, "Discontinued operations").

Cash used for investing activities was $11 million for the three months ended March 30, 2001, compared to $24 million for the three months ended March 31, 2000. Cash used for the acquisition of businesses was $7 million and $14 million for the three months ended March 30, 2001 and the three months ended March 31, 2000, respectively, reflecting a decline in trailing costs from acquisition-related liabilities, a trend which is expected to continue throughout the year. Capital expenditures of $4 million for the three months ended March 30, 2001 were approximately $2 million lower than the first quarter of 2000. Expenditures in both years were primarily for information technology enhancements.

Cash provided by financing activities was $16 million for the three months ended March 30, 2001, compared to $40 million for the prior year period, reflecting reduced borrowing requirements through improved working capital management and lower business acquisition and capital expenditure requirements. Our liquidity requirements generally require additional borrowings from our year-end debt levels for the first three quarters of the year based on the timing of acquisition of business costs, capital expenditures and the seasonal nature of the construction portions of our business. Based on our current level of operations, we believe our cash flow, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for the next twelve months.

We continue to believe that we will be able to reduce our total debt by $90 to $100 million by the end of 2001 compared to the December 29, 2000 level, with substantially all the debt reduction occurring in the fourth quarter, which is historically our highest quarter of positive cash flow from operations. With over $8 million of project claims collected, $13 million of excess land sales under contract, receipt of an additional $4 million Iron Mountain Mines advance payment, $25 million of reduced trailing business acquisition costs in 2001, progress toward improved working capital management and anticipated operating results, we currently believe we should be able to continue to execute our debt reduction strategy. We also recently obtained a court judgement of approximately $10 million, including pre-judgement interest and costs, in connection with a breach-of-contract lawsuit against a competitor. The judgement is subject to appeal.

We continue to have significant cash requirements including the service on our substantial indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements. Through the first four months of 2001, our average available borrowing capacity was approximately $37 million. Our credit facilities have limitations on other indebtedness, lease obligations, capital expenditures, mergers and acquisitions and other fundamental changes, and also prohibit the payment of cash dividends on common stock. The credit facilities also have various financial covenants for maximum EBITDA leverage, minimum interest coverage and minimum fixed charge coverage, as defined. We were compliant with the covenants and all other limitations of our credit agreement at March 30, 2001. Our ability to maintain our liquidity, maintain compliance with our financial covenants, and achieve our stated debt reduction goal is dependent upon our ability to successfully execute projects at adequate gross margin levels, to carefully manage our working capital, and to aggressively contain costs. Our financial covenants begin to be more restrictive with the quarter ending September 28, 2001. If we were adversely impacted by unforeseen business conditions, we may be required to seek additional modifications to our credit agreement. In addition to the potential uncertainty of our ability to obtain additional modifications, if necessary, we would incur additional costs in the form of fees and interest expense for any such modifications.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include the following:

·	changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

·	bidding opportunities and successes,

·	project results, including success in pursuing claims and change orders,

·	management of our cash resources, costs and margins, particularly in light of our substantial and variable leverage,

·	the constraints placed on our operations, acquisitions and working capital by the terms of our debt agreements,

·	our ability to achieve stated debt reduction goals,

·	funding of backlog,

·	matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects,

·	our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 30, 2001, we have a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where, as the fixed rate payer, we pay (receive) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at March 30, 2001, which is designated as a cash flow hedge instrument, is a $5.7 million liability. Based on current fair value, the $3.3 million of accumulated other comprehensive losses, net of related tax effects, are expected to be reclassified into earnings over the term of the swap agreement. There were no other material changes in our exposure to market risk from December 29, 2000.

PART II

THE IT GROUP, INC.

Item 1. Legal Proceedings.

The continuing operations litigation to which the Company is a party is more fully discussed in Note 8, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000. See also Item 1 - Notes to Condensed Consolidated Financial Statements, Note 8, "Discontinued Operations" for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

Ministry of Ontario Proceeding

The matter concerning Roche Ltd, Consulting Group (Roche), a Canadian subsidiary of the Company (Ontario Minister of the Environment v. McMillan Bloedel Roche Ltd, and Bennett & Wright, Case No. LSB00-0055) Ontario Court (Provincial Division), was settled without payment by the Company.

THE IT GROUP, INC.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits. These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

		Exhibit No.	Description

		3(ii)	Amendment dated May 14, 1999 to the Bylaws of The IT Group, Inc.

		10(iii)	50.	IT Corporation Restoration Plan, as Amended and Restated Effective January 1, 2000*

* Filed as a management compensation plan or arrangement per item 14(a)(3) of the Securities Exchange Act.

	(b)	Reports on Form 8-K

None

THE IT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

/s/ ANTHONY J. DELUCA	May 11, 2001

Anthony J. DeLuca President and Chief Executive Officer and Duly Authorized Officer

/s/ HARRY J. SOOSE, JR.	May 11, 2001

Harry J. Soose, Jr. Senior Vice President, Chief Financial Officer and Principal Financial Officer

/s/ JAMES J. PIERSON	May 11, 2001

James J. Pierson Vice President, Finance and Principal Accounting Officer