Form 10-Q
period 2001-06-29
IT GROUP INC
filed 2001-08-13
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For quarter ended June 29, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No .....

At August 8, 2001 the registrant had issued and outstanding an aggregate of 21,974,779 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 29, 2001

PART I.	FINANCIAL INFORMATION
			Page

	Item 1.	Financial Statements.

		Condensed Consolidated Balance Sheets
		as of June 29, 2001 (unaudited) and
		December 29, 2000.	3

		Condensed Consolidated Statements of Operations
		for the Fiscal Quarters and Two Fiscal Quarters ended
		June 29, 2001 and June 30, 2000 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows
		for the Two Fiscal Quarters ended June 29, 2001
		and June 30, 2000 (unaudited).	5

		Notes to Condensed Consolidated Financial
		Statements (unaudited)	6-13

	Item 2.	Management's Discussion and Analysis of
		Results of Operations and Financial Condition	14-19

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk	19

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 6.	Exhibits and Reports on Form 8-K	21

		Signatures	22

     PART I

Item 1. Financial Statements

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2001	2000

	(Unaudited)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$14,293	$15,624
Receivables, net	454,238	440,566
Prepaid expenses and other current assets	47,693	44,177
Deferred income taxes	38,081	38,101

Total current assets	554,305	538,468
Property, plant and equipment, at cost:
Land, buildings and improvements	11,289	10,939
Machinery and equipment	110,171	107,097

	121,460	118,036
Less accumulated depreciation and amortization	57,866	54,902

Net property, plant and equipment	63,594	63,134
Cost in excess of net assets of acquired businesses	538,936	538,757
Other assets	78,263	82,039
Deferred income taxes	99,126	100,593

Total assets	$1,334,224	$1,322,991

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$240,253	$254,689
Accrued liabilities	87,125	82,850
Billings in excess of revenues	44,320	45,744
Short-term debt, including current portion of long-term debt	11,576	14,600

Total current liabilities	383,274	397,883
Long-term debt	674,051	644,623
Other long-term accrued liabilities	14,520	18,560
Stockholders' equity:
Preferred stock, $100 par value; 180,000 shared authorized:
7% cumulative convertible exchangeable, 20,556 shares issued
and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued
and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,913,154 and 22,918,154 shares issued, respectively	229	229
Treasury stock at cost, 938,375 and 1,037,671 shares, respectively	(4,657)	(5,151)
Additional paid-in capital	351,058	351,063
Unearned compensation, restricted stock	(1,163)	(826)
Deficit	(85,006)	(89,010)
Accumulated other comprehensive income (loss)	(4,747)	(1,045)

Total stockholders' equity	262,379	261,925

Total liabilities and stockholders' equity	$1,334,224	$1,322,991

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal quarters ended		Two fiscal quarters ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

	(Unaudited)
Revenues	$364,666	$347,904	$698,158	$665,049
Cost and expenses:
Cost of revenues	318,401	300,935	611,577	575,657
Selling, general and administrative expenses	13,529	14,014	26,343	27,876
Amortization of goodwill	5,109	4,813	10,139	9,449

Operating income	27,627	28,142	50,099	52,067

Interest expense, net	19,495	17,953	38,418	34,008

Income before income taxes	8,132	10,189	11,681	18,059
Provision for income taxes	3,131	3,923	4,497	6,953

Net income	5,001	6,266	7,184	11,106

Preferred stock dividends	(1,590)	(1,590)	(3,180)	(3,180)

Net income applicable to common stock	$3,411	$4,676	$4,004	$7,926

Net income per common share basic	$0.16	$0.20	$0.18	$0.35

Net income per common share diluted	$0.15	$0.19	$0.18	$0.32

Weighted average common shares outstanding:
Basic	21,776	22,814	21,778	22,802

Diluted	28,109	28,983	22,009	28,977

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Two fiscal quarters ended

	June 29, 2001	June 30, 2000

	(Unaudited)

Cash flows from operating activities:
Net income	$7,184	$11,106
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	19,255	17,641
Deferred income taxes	3,451	4,630
Other	(920)	584
Changes in assets and liabilities, net of effects
from acquisitions:
Changes in assets and liabilities	(24,622)	(45,828)
Discontinued operations	(5,646)	(6,057)

Net cash used for operating activities	(1,298)	(17,924)
Cash flows from investing activities:
Capital expenditures	(6,398)	(11,323)
Acquisition of businesses	(15,844)	(34,039)
Other, net	764	(5,910)

Net cash used for investing activities	(21,478)	(51,272)
Cash flows from financing activities:
Financing costs	—	(3,598)
Net borrowing of long-term debt	24,625	63,021
Dividends paid on preferred stock	(3,180)	(3,180)

Net cash provided by financing activities	21,445	56,243

Net decrease in cash and cash equivalents	(1,331)	(12,953)
Cash and cash equivalents at beginning of period	15,624	29,529

Cash and cash equivalents at end of period	$14,293	$16,576

See accompanying notes.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Summary of significant accounting policies:

Basis of presentation and principles of consolidation

     The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended June 29, 2001, pursuant to the rules of the Securities and Exchange Commission. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading.

     These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 2000. The results of operations for the fiscal period ended June 29, 2001 are not necessarily indicative of the results for the full fiscal year. The December 29, 2000 balance sheet amounts were derived from audited financial statements.

Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $20 million per year (between $0.60 to $0.65 per common share diluted). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of the first day of the Company's 2002 fiscal year, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Accounting for Derivative Instruments and Hedging Activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS No. 133) on December 30, 2000, the beginning of its 2001 fiscal year. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $1.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During 2001, unrealized net losses on derivative instruments of $1.8 million, net of related tax effects, were also recorded in other comprehensive income. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 9, "Comprehensive income".

     The Company's credit facilities require it to have a portion of its credit facility borrowings converted from variable rate to fixed rate. The Company utilizes derivative financial instruments, such as interest rate swaps, to fulfill this requirement. As of June 29, 2001, the Company has a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where the Company, as the fixed rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at June 29, 2001, which is designated as a cash flow hedge instrument, is a $5.5 million liability, classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of June 29, 2001, the $3.1 million

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of accumulated other comprehensive loss, net of related tax effects, related to the swap agreement is expected to be reclassified into earnings over the term of the agreement, which expires in August 2003. The Company has an interest rate cap agreement with a notional amount of $126 million expiring in August 2004 which is classified as a cash flow hedge instrument. The Company also has an option which expires in August 2001 that provides the counter-party to the $150 million swap agreement with the right to enter into a swap agreement whereby the Company would be the variable rate payer, and pays (receives) the difference between a fixed rate of 6.455% and 3-month LIBOR, which is classified as a fair value hedge instrument. The fair values of the interest rate cap agreement and the option were not material.

     Hedge ineffectiveness for derivative instruments for the quarter and year to date periods ending June 29, 2001 was not material. The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swap agreement are included in interest expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. Hedge effectiveness is assessed by comparing the cash flows on the forecasted transaction attributable to the hedged risk with the cash flows from the derivative transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.

Contract accounting and accounts receivable

     Included in receivables, net at June 29, 2001 are billed receivables of $333 million, costs and estimated profits in excess of billings of $57 million, contract claims and unapproved change orders of $29 million, investments in federal privatization projects of $18 million, and retention of $17 million. Accounts receivable from the U. S. Government at June 29, 2001 were $195 million, or 43% of total accounts receivable. At December 29, 2000, net receivables included billed receivables of $315 million, costs and estimated profits in excess of billings of $59 million, contract claims and unapproved change orders of $26 million, investments in federal privatization projects of $22 million and retention of $18 million. Accounts receivable from the U. S. Government as of December 29, 2000 were $199 million, or 45% of total accounts receivable.

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

     Included in accounts receivable at June 29, 2001 is approximately $29 million associated with contract claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 6, "Contingencies"). The actual amounts realized could be materially different than the amounts recorded.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.     Business acquisitions:

W&H Pacific, Inc.

     On May 9, 2000, the Company acquired all of the outstanding capital stock of W&H Pacific, Inc. (W&H Pacific) for $10 million plus approximately $0.5 million in transaction costs, and contingent consideration up to $9 million over the next two years. At June 29, 2001, approximately $5 million of contingent consideration was paid, with up to $4 million of additional contingent consideration potentially payable in 2002. W&H Pacific is an engineering and design firm serving the northwestern United States in the telecommunications, transportation, and land development markets, with annual revenues of approximately $35 million.

     The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The excess of the purchase price over the fair value of assets acquired and liabilities assumed of $10 million has been finalized and is classified as cost in excess of net assets of acquired businesses and is being amortized over twenty years. The estimated fair value of the assets acquired and liabilities assumed of W&H Pacific, as adjusted, are as follows:

Description	Amount
(In thousands)
Current assets	$ 6,701
Property and equipment	1,054
Cost in excess of net assets of acquired businesses	10,434
Other long term assets	1,698
Current liabilities	4,592
Long term liabilities, primarily debt	66

     As a result of the acquisition of W&H Pacific, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet includes an accrual of $1 million for the estimated W&H Pacific severance and lease termination costs, which will principally be paid in 2001.

3.      Facility closure reserves:

     In 2000 the Company recorded a $1.0 million restructuring charge relating to a facility closure and downsizing plan. The facility restructuring plan includes closing ten offices and warehouses, and downsizing eight offices and warehouses. All facility closure and downsizing actions were implemented by the second quarter of 2001. Charges to the reserve through June 29, 2001 were $0.4 million. Payments relating to lease obligations, net of sublease recovery estimations, will primarily be incurred through 2002, although some leases on downsized facilities continue through 2006.

     As a result of previous acquisitions, the Company established acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations relating to severance, facility closure and lease termination liabilities. Activity in these reserves for the six months ended June 29, 2001 were as follows:

Acquisition-related reserves:	Six Months Ended June 29, 2001 (in thousands)

	Reserve balance at December 29, 2000	Payments	Reserve balance at June 29, 2001

Severance	$2,403	$(349)	$2,054
Office closure, lease termination and other	9,283	(2,645)	6,638

Total	$11,686	$(2,994)	$8,692

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.     Income taxes:

      For the two quarters ended June 29, 2001, the Company recorded an income tax provision of $4.5 million, reflecting an income tax rate of approximately 38.5% on pretax income of $11.7 million which is based upon the estimated tax rate for the entire year. Based on a net deferred tax asset of $137 million (net of a valuation allowance of $51 million) at June 29, 2001 and assuming a net federal and state effective tax rate of 38.5%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $355 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

5.     Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

	(In thousands, except per share data)
Numerator:
Net income	$5,001	$6,266	$7,184	$11,106
Preferred stock dividends	(1,590)	(1,590)	(3,180)	(3,180)

Numerator for basic earnings per share - net income
available to common stockholders	$3,411	$4,676	$4,004	$7,926

Effect of conversion of dilutive securities:
Preferred stock dividends(a)	692	692	--	1,384

Numerator for diluted earnings per share – net income
applicable to common stock	$4,103	$5,368	$4,004	$9,310

Denominator:
Denominator for basic earnings per share-
weighted average shares	21,776	22,814	21,778	22,802

Effect of conversion of dilutive securities:
Common equivalent shares and nonvested stock	260	96	231	102
Convertible preferred stock (a)	6,073	6,073	—	6,073

Denominator for diluted earnings per
share-adjusted weighted-average shares
and assumed conversions	28,109	28,983	22,009	28,977

Net income per share basic:	$0.16	$0.20	$0.18	$0.35

Net income per share diluted	$0.15	$0.19	$0.18	$0.32

(a)	The convertible preferred stock was not included in the earnings per share computation for the year to date period ended June 29, 2001 since it was anti-dilutive to the net income available to common stockholders.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Segment Information

	Government Services	Commercial E & C	Consulting & Technology	International	Total

	(In thousands)
Quarter ended June 29, 2001
Revenues	$194,906	$126,675	$17,699	$25,386	$364,666

Segment profit	24,190	12,472	2,665	2,263	41,590

Quarter ended June 30, 2000
Revenues	$169,417	$132,710	$19,299	$26,478	$347,904

Segment profit	19,690	16,381	3,659	1,824	41,554

Two quarters ended June 29, 2001
Revenues	$361,712	$256,381	$33,742	$46,323	$698,158

Segment profit	42,949	26,741	4,776	3,260	77,726

Two quarters ended June 30, 2000
Revenues	$336,741	$245,527	$36,113	$46,668	$665,049

Segment profit	38,321	31,461	6,689	2,495	78,966

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Total profit for reportable segments	$41,590	$41,554	$77,726	$78,966
Unallocated amounts:
Corporate selling, general and administrative, and
goodwill amortization expenses	(13,963)	(13,412)	(27,627)	(26,899)
Interest expense, net	(19,495)	(17,953)	(38,418)	(34,008)

Income before income taxes	$8,132	$10,189	$11,681	$18,059

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

     The carrying value of the long-term assets of discontinued operations of $39 million at June 29, 2001 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, etc.). During the quarter ended June 29, 2001, the Company sold a small parcel of land from the Northern California Facilities for $1.3 million, net of transaction costs. The Company has negotiated a sale agreement for another parcel of the unused residual land for approximately $12 million, which is equivalent to the Company's market price assumption. The agreement, which is subject to customary closing conditions including the successful completion of due diligence, is expected to be consummated in 2001. There is no assurance as to the timing of development or sales of any of the Company's residual land, or, until sold, the Company's ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

9.     Comprehensive income:

     Comprehensive income represents net income plus the results of certain non-stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three months ended		Six months ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net income	$5,001	$6,266	$7,184	$11,106
Cumulative translation adjustment of a change in
accounting principle (SFAS No. 133)	—	—	(1,317)	—
Unrealized derivative gains (losses) on cash flow
hedges (SFAS No. 133)	166	—	(1,817)	—
Foreign currency translation gains (losses)	906	(310)	(568)	(760)

Comprehensive income	$6,073	$5,956	$3,482	$10,346

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

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized Condensed Financial Information
Six Months Ended June 29, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets	$-	$521,138	$32,287	$880	$554,305
Non current assets	17,769	1,225,598	51,657	(515,106)	779,919
Current liabilities	9,035	352,929	24,103	(2,793)	383,274
Revenues	-	663,373	34,863	(78)	698,158
Gross margin	-	82,951	3,763	(133)	86,581
Net income (loss)	(9,864)	15,840	1,872	(664)	7,184
Net cash provided by (used in)
operating activities	(12,570)	2,668	(1,120)	9,724	(1,298)
Net cash provided by (used in)
investing activities	571	(18,442)	(5,088)	1,481	(21,478)
Net cash provided by (used in)
financing activities	(562)	22,427	(208)	(212)	21,445

Summarized Condensed Financial Information Six Months Ended June 30, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets	$—	$515,431	$14,987	$(1,872)	$528,546
Non current assets	18,904	1,250,776	28,077	(496,300)	801,457
Current liabilities	8,187	311,152	17,061	(6,012)	330,388
Revenues	—	625,535	39,687	(173)	665,049
Gross margin	—	85,378	4,187	(173)	89,392
Net income (loss)	(9,632)	19,475	2,019	(756)	11,106
Net cash provided by (used in)
operating activities	(9,220)	(13,552)	6,117	(1,269)	(17,924)
Net cash provided by (used in)
investing activities	545	(47,098)	1,229	(5,948)	(51,272)
Net cash provided by (used in)
financing activities	—	55,729	585	(71)	56,243

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED JUNE 29, 2001

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

     Our clients are federal, state and local governments in the U. S. and commercial businesses worldwide. On an annual basis we obtain approximately 50% of our revenues from the U. S. Government through more than 100 contracts that predominantly range in length from one to eight years. In addition, we serve more than 1,500 commercial clients on projects that range in length from one month to many years. Revenue growth from the commercial sector is expected to be directly related to the desire on the part of our clients for an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. We have recently been impacted by the general economic slowdown, which has caused clients to delay project funding in the commercial portion of the business. We are monitoring this part of our business carefully and have deferred discretionary capital spending and implemented cost-reduction actions. Furthermore, due to the general economic slowdown our commercial business may not experience seasonal volume increases at historical levels.

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

THE IT GROUP, INC.

Revenues and Gross Margins

     Company. Revenues for the three months ended June 29, 2001 increased $17 million, or 4.8%, to $365 million, compared to revenues of $348 million reported in the three months ended June 30, 2000. For the six months ended June 29, 2001, revenues were $698 million, a 5.0% increase over the prior year to date period. The increases in revenues are primarily due to increased volume in our government business, and also due to the W&H Pacific acquisition in May 2000. Based on the seasonality of our field construction business, revenues are expected to increase in the second half of the year, resulting in revenue of approximately $1.5 billion for 2001. However, volume trends in the commercial portion of business have been negatively impacted by slow and delayed project starts.

     Our gross margin for the quarter ended June 29, 2001 was 12.7% of revenues, a decrease from 13.5% of revenues reported in the quarter ended June 30, 2000, Year to date 2001 gross margins were 12.4% compared to 13.4% in 2000. The overall trend in gross margins have improved since the fourth quarter of 2000, reflecting improvements in project performance and less revenue from subcontractor activity, however compared to the prior year periods, operating results continue to be impacted by project performance. During the quarter ended June 29, 2001, we reached a negotiated settlement regarding the previously announced jury award in a contract claim dispute, and received cash of $5 million. The settlement benefits were largely offset by below as-bid project performance, primarily in the Commercial E&C segment. Our ability to maintain or improve our gross margin levels is heavily dependent on various factors including proper execution of projects, utilization of professional staff, successful bidding of new contracts at adequate margin levels and continued overhead cost controls.

     Government Services. Revenues from the Government Services segment increased $25 million, or 15%, to $195 million in the three months ended June 29, 2001 compared to $170 million for the three months ended June 30, 2000. Second quarter revenue growth was responsible for all of the increase in revenues on a year to date basis. For the six months ended June 29, 2001, Government Services revenues were $362 million, or $25 million more than the $337 million of revenues for the comparable prior year period. Funding of backlog at historically high levels has increased Government Services revenues on a year to date basis compared to the prior year. We also expect increased funding levels in Outsourced Services in later quarters of 2001 based on existing indefinite delivery order contracts in our backlog, compared to fiscal 2000 levels. However, based on annual funding estimates, we do not expect revenue growth percentages to continue at the present levels for the remainder of 2001. Overall, on an annual basis we anticipate limited revenue growth in HTRW remediation work as DOD and DOE spending is projected to remain at approximately 2000 levels. Longer term, we expect revenue growth from U. S. government funding of civil works, watershed restoration, facilities management and the military housing/infrastructure privatization markets based on contract awards and levels of bidding activity. The recently announced Fort Meade family housing privatization project, a 50 year contract for housing, property management and design/build construction in which we hold a 50% share in the joint venture, is an example of our success in this market.

     Our Government Services segment profit margin was $24 million, or 12.4% or segment revenues, for the three months ended June 29, 2001, compared to $20 million, or 11.6% of segment revenues, for the three months ended June 30, 2000. For the six months ended June 29, 2001, Government Services segment profit margin was $43 million, or 11.9% of segment revenues, compared to $38 million, or 11.4% for the comparable prior year period. Segment profit margin represents revenues, less cost of revenues and selling general and administrative expenses (excluding goodwill) directly attributable to operations. The increases in segment profit margin percentage were due to the negotiated settlement reached on a contract claim, which added approximately $3 million to segment margin in the June 2001 quarter.

     Commercial E&C. Revenues from the Commercial E&C segment decreased $6 million, or 4.5%, to $127 million for the three months ended June 29, 2001 compared to the three months ended June 30, 2000. The revenue decrease for the quarter was largely due to project schedule timing. Revenues for the six months ended June 29, 2001, were $256 million, an increase of $11 million, or 4.4%, above revenues of $245 million for the six months ended June 30, 2000. Revenue increases for 2001 on a year to date basis were due to the W&H Pacific acquisition. We are carefully re-evaluating projected volume levels in the Commercial E&C portion of the business based on the trends in slow and delayed project starts and the general economic slowdown.

     Our Commercial E&C segment profit margin was $12 million, or 9.8% of segment revenues, for the three months ended June 29, 2001, compared to $16 million, or 12.3% of segment revenues, for the three months ended June 30, 2000. For the

THE IT GROUP, INC.

Our Commercial E&C segment profit margin was $12 million, or 9.8% of segment revenues, for the three months ended June 29, 2001, compared to $16 million, or 12.3% of segment revenues, for the three months ended June 30, 2000. For the six months ended June 29, 2001, Commercial E&C segment profit margin was $27 million, or 10.4% of segment revenues, compared to $31 million, or 12.8% of segment revenues for the six months ended June 30, 2000. The declines in segment profit margin percentages were primarily due to project performance, and a changed revenue mix which has more construction work and less engineering work, when compared to the prior year periods.

     Consulting & Technology. Revenues from our Consulting & Technology segment decreased $1 million, or 8.3%, to $18 million for the three months ended June 29, 2001 compared to $19 million in the three months ended June 30, 2000. Consulting & Technology segment revenues for the six months ended June 29, 2001, were $34 million, approximately $2 million, or 6.6% below segment revenues of $36 million for the six months ended June 30, 2000. Most of the revenues in Consulting & Technology are derived from commercial clients for environmental health and safety and environmental information management services.

     For the three months ended June 29, 2001, our Consulting & Technology segment profit margin was $2.7 million, or 15.1% of segment revenues, compared to $3.7 million, or 19.0% of segment revenues in the three months ended June 30, 2000. Consulting & Technology segment profit margin for the six months ended June 29, 2001 was $4.8 million, or 14.2% of segment revenues, compared to $6.7 million, or 18.5% of segment revenues for the six months ended June 30, 2000. The decreases in revenues and profit margin related to a lower revenue mix from our high-margin regulatory advocacy, chemical management planning and product registration consulting services.

     International. International revenues were $25 million in the three months ended June 29, 2001 and $46 million year to date, approximately equal to last year. For the three months ended June 29, 2001, our International segment profit margin was $2.3 million, or 8.9% of segment revenues, compared to $1.8 million, or 6.9% of segment revenues for the three months ended June 30, 2000. International segment profit margin for the six months ended June 29, 2001 was $3.3 million, or 7.0% of segment revenues, compared to $2.5 million, or 5.3% of segment revenues for the comparable prior year period. Segment profit margin for the International segment are lower on a comparative basis to our other, domestic segments due to the geographic limitations impeding full utilization of our shared services organization.

     Backlog. Our total funded and unfunded backlog at June 29, 2001 was approximately $4.8 billion, including $0.9 billion relating to our share of joint ventures backlog. Approximately $0.4 billion of the joint ventures backlog relates to our share of the first ten years of the Fort Meade project, a fifty year military housing privatization contract. We expect to earn revenues from our backlog primarily over the next one to five years. Approximately 85% of the backlog consists of U. S. government contracts, and approximately 75% is expected to be charged to our clients on a cost-reimbursable basis. The backlog at June 29, 2001 includes $2.1 billion of funded backlog, including the joint ventures portion. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog.

     Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements –Note 1, "Summary of significant accounting policies - Contract accounting and accounts receivable".

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $13.5 million, or 3.7% of revenues for the three months ended June 29, 2001 compared to $14.0 million, or 4.0% of revenues in the three months ended June 30, 2000. For the six months ended June 29, 2001, selling, general and administrative expenses were $26.3 million, or 3.8% of revenues, compared to $27.9 million, or 4.2% of revenues for the comparable prior year period. The decreases in selling general and administrative expenses compared to the prior year are attributable to cost containment initiatives.

THE IT GROUP, INC.

Amortization of Goodwill

     Goodwill amortization expense was $5.1 million for the three months ended June 29, 2001 compared to $4.8 million for the June 2000 quarter. Year to date, goodwill amortization expense was $10.1 million compared to $9.4 million in 2000. The increases to goodwill amortization compared to the prior year are primarily due to the W&H Pacific acquisition and contingent consideration paid relating to prior acquisitions. We expect that goodwill amortization expense for 2001 will be approximately $20 million.

     Beginning in 2002, upon the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), we will no longer record periodic goodwill amortization expense. The transition rules require us to perform an initial goodwill impairment assessment upon adopting SFAS No. 142, and perform at least annual re-assessments thereafter, to determine if the fair value of our reporting units which contain goodwill are in excess of the recorded book values. If, as a result of an assessment, it is determined that the implied fair values of goodwill are below the carrying values, we would be required to recognize noncash impairment losses in each reporting unit to write down goodwill to the implied fair values. We are evaluating potential impact of SFAS No. 142, and have not determined what the effect of these assessments will be on our earnings and financial position.

Interest, Net

     Net interest expense was $19.5 million, or 5.3% of revenues in the quarter ended June 29, 2001 compared to $18.0 million, or 5.2% of revenues for the quarter ended June 30, 2000. For the six months ended June 29, 2001, net interest expense was $38.4 million, or 5.5% of revenues, compared to $34.0 million, or 5.1% of revenues for the prior year to date period. Noncash interest expense, included in net interest expense, was $3.0 million for the six months ended June 29, 2001, compared to $1.3 million for the prior year period, reflecting additional noncash costs for amortization of discounts on contract advance payments. On March 8, 2000, we obtained an additional $100 million term loan under our credit agreement. The increased interest expense compared to the prior year periods primarily reflects higher overall debt levels attributable to funding acquisition of business payments and working capital requirements, which has offset the benefit of lower interest rates on the variable portion of our debt. Including the effect of an interest rate swap agreement, approximately $400 million of our outstanding debt is at fixed interest rates, and therefore does not benefit from interest rate reductions. We anticipate that our interest expense will benefit in later quarters of 2001 from the recent interest rate reductions by the Federal Reserve Board, as tranches of our variable rate borrowings are renewed at lower interest rates.

Income Taxes

     The provision for income taxes for the quarter and year to date periods ended June was calculated utilizing an effective tax rate of approximately 38.5% of pretax income for both 2001 and 2000. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements, Note 4.

Dividends

     Dividends paid for the year to date periods ended June 29, 2001 and June 30, 2000 were $3.2 million for each period, and included $1.8 million for the 7% cumulative convertible exchangeable preferred stock, and $1.4 million for the 6% cumulative convertible participating preferred stock.

THE IT GROUP, INC.

FINANCIAL CONDITION

     Working capital increased $30 million to $171 million at June 29, 2001 from $141 million at December 29, 2000. The current ratio at June 29, 2001 was 1.45:1 which compares to 1.35:1 at December 29, 2000. Long-term debt of $674 million at June 29, 2001 increased from $645 million at December 29, 2000, and the ratio of total debt, including current portion, to equity was 2.61:1 at June 29, 2001 and was 2.52:1 at December 29, 2000. The total debt to equity ratio change was also impacted by the required adoption of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133), which reduced stockholders' equity by $3.1 million as of June 29, 2001 due to the non-cash effects of recording the fair value of derivative instruments as other accumulated comprehensive losses. Excluding the effects of SFAS No. 133, our total debt to equity ratio at June 29, 2001 was 2.58:1.

     Cash used by operating activities, which includes cash outflows related to discontinued operations, for the six months ended June 29, 2001 was $1 million compared to $18 million used by operating activities in the corresponding period of last year, reflecting approximately $17 million of project claim settlements and advance contract payments in 2001, which are part of our previously-announced debt reduction strategy. Cash used by operating activities in 2001 included $6 million by discontinued operations (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 8, "Discontinued operations"). In June 2001 we completed the sale of a small parcel of unused residual land from our discontinued operations for approximately $1 million. A larger parcel of land is under contract for $12 million and is expected to close later this year.

     Cash used for investing activities was $21 million for the six months ended June 29, 2001, compared to $51 million for the six months ended June 30, 2000. Cash used for the acquisition of businesses was $16 million and $34 million for the six months ended June 29, 2001 and June 30, 2000, respectively. In May, 2000 we paid $10 million in initial acquisition cost for W&H Pacific. The $18 million reduction in acquisition of business costs also reflects a decline in trailing costs from acquisition-related liabilities, a trend which is expected to continue throughout the year. Capital expenditures of $6 million for the six months ended June 29, 2001 were approximately $5 million lower than comparable 2000 period, another initiative in our debt reduction strategy.

     Cash provided by financing activities was $21 million for the six months ended June 29, 2001, compared to $56 million for the prior year period, reflecting reduced borrowing requirements through improved working capital management and lower business acquisition and capital expenditure requirements. Our liquidity requirements generally require additional borrowings from our year-end debt levels for the first two quarters of the year based on the timing of acquisition of business costs, capital expenditures and the seasonal nature of the construction portions of our business.

      We continue to have significant cash requirements including the service on our substantial indebtedness. Meeting the requirements of our debt agreements may from time to time affect our ability to balance operational and other cash requirements. For the first half of 2001, our average available borrowing capacity under our credit agreement was approximately $25 million. Our credit facilities have limitations on other indebtedness, lease obligations, capital expenditures, mergers and acquisitions and other fundamental changes, and also prohibit the payment of cash dividends on common stock. The credit facilities also have various financial covenants for maximum EBITDA leverage, minimum interest coverage and minimum fixed charge coverage, as defined. We were compliant with the covenants and all other limitations of our credit agreement at June 29, 2001.

     Our ability to maintain our liquidity, maintain compliance with our financial covenants, and achieve our stated debt reduction goal is dependent upon our ability to successfully execute projects at adequate gross margin levels, to carefully manage our working capital, and to aggressively contain costs. Our financial covenants begin to be more restrictive with the quarter ending September 28, 2001. If we are adversely impacted by unforeseen business conditions, we may be required to seek modifications to our credit agreement. In addition to the potential uncertainty of our ability to obtain such modifications, if necessary, we would incur additional costs in the form of fees and interest expense for any such modifications.

THE IT GROUP, INC.

     Achievement of our planned debt reduction strategy is dependent on our ability to perform at planned levels, and also requires improved working capital management and generation of cash proceeds from the sale of assets. During the first half of the year, our operating performance was negatively impacted due to lower than planned volume in our commercial business resulting from slow and delayed project starts. Consequently, we are carefully evaluating the impact of the commercial business trends on the second half of the year. We believe our cash flow, available cash and available borrowings under our credit facilities combined with the implementation of alternative strategies to access additional sources of capital to improve liquidity will be adequate to execute our business plan for the next twelve months.

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

  changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures, bidding opportunities and successes,
  project results, including success in pursuing claims and change orders, management of our cash resources, costs and margins, particularly in light of our substantial and variable leverage, the constraints placed on our operations, acquisitions and working capital by the terms of our debt agreements, our ability to achieve stated debt reduction goals,
  funding of backlog,
  matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects, our ability to generate a sufficient level of future earnings to utilize our deferred tax assets, the success of our acquisition strategy, including the effects of the integration of our recent acquisitions and any future acquisitions, and achievement of expected cost savings and other synergies from these acquisitions, industry-wide market factors and other general economic and business conditions.

Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of June 29, 2001, we have a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where, as the fixed rate payer, we pay (receive) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at June 29, 2001, which is designated as a cash flow hedge instrument, is a $5.5 million liability. Based on current fair value, the $3.1 million of accumulated other comprehensive losses, net of related tax effects, are expected to be reclassified into earnings over the term of the swap agreement. There were no other material changes in our exposure to market risk from December 29, 2000.

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

Ontario Property Litigation

     In May 2000 LandBank, Inc. ("LandBank"), a subsidiary of the Company, filed suit (LandBank, Inc., etc. et al v. Tamkin Investments, Inc., etc. et al, Superior Court for the County of San Bernadino, California, Case No. RCV 47484) seeking declaratory relief with respect to claims by Tamkin Investments, Inc. ("Tamkin") that it was entitled to a portion of the proceeds to be received by LandBank from the purchase and redevelopment of property in Ontario, California, and seeking damages from Tamkin for its conduct, which LandBank alleges inhibited its broader participation in the transaction. In July 2001 Tamkin amended its cross-complaint to allege various causes of action, including breach of contract and interference with contract and prospective advantage, against LandBank and IT Corporation ("IT"). The cross-complaint claims unspecified damages, including punitive damages. LandBank and IT deny Tamkin's allegations, and are defending Tamkin's allegations and pursuing LandBank's own damage claims vigorously. Trial in the case is set for December 2001, and the ultimate outcome of the matter cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 23, 2001, proxies representing 20,338,387 common shares, or 93% of the total issued and outstanding common shares of 21,975,174 were voted. The following individuals nominated by the Board of Directors were re-elected to the Board of Directors as Common Stock Directors:

	Votes For	Votes Withheld

Nominees for term expiring in 2002:
Anthony J. DeLuca	18,603,147	1,735,240
Francis J. Harvey	20,121,957	216,430
James C. McGill	20,027,233	311,154
Richard W. Pogue	20,117,359	221,028
Charles W. Schmidt	20,119,810	218,577

THE IT GROUP, INC.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

None

	(b)	Reports on Form 8-K

None

THE IT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

/s/ ANTHONY J. DELUCA	August 13, 2001

Anthony J. DeLuca
President and Chief Executive Officer
and Duly Authorized Officer

/s/ HARRY J. SOOSE, JR.	August 13, 2001

Harry J. Soose, Jr.
Senior Vice President, Chief Financial Officer and
Principal Financial Officer

/s/ JAMES J. PIERSON	August 13, 2001

James J. Pierson
Vice President, Finance and
Principal Accounting Officer