Form 10-Q
period 2001-09-28
IT GROUP INC
filed 2001-11-06
CIK 731190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 28, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________to_______________________________

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

At November 1, 2001 the registrant had issued and outstanding an aggregate of 21,971,829 shares of its common stock.

THE IT GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED September 28, 2001

PART I. FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets
	as of September 28, 2001 (unaudited) and
	December 29, 2000	3

	Condensed Consolidated Statements of Operations
	for the Fiscal Quarter and Three Fiscal Quarters ended
	September 28, 2001 and September 29, 2000 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	for the Three Fiscal Quarters ended September 28, 2001
	and September 29, 2000 (unaudited)	5

	Notes to Condensed Consolidated Financial
	Statements (unaudited).	6-14

Item 2.	Management's Discussion and Analysis of
	Results of Operations and Financial Condition.	15-20

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21

	Signatures	22

PART I

Item 1. Financial Statements

THE IT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2001	2000

	(Unaudited)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$12,588	$15,624
Receivables, net	463,203	440,566
Prepaid expenses and other current assets	50,411	44,177
Deferred income taxes	38,071	38,101

Total current assets	564,273	538,468
Property, plant and equipment, at cost:
Land, buildings and improvements	11,289	10,939
Machinery and equipment	114,085	107,097

	125,374	118,036
Less accumulated depreciation and amortization	61,074	54,902

Net property, plant and equipment	64,300	63,134

Cost in excess of net assets of acquired businesses	534,592	538,757
Other assets	82,143	82,039
Deferred income taxes	99,522	100,593

Total assets	$1,344,830	$1,322,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$240,373	$254,689
Accrued liabilities	95,890	82,850
Billings in excess of revenues	39,435	45,744
Short-term debt, including current portion of long-term debt	12,243	14,600

Total current liabilities	387,941	397,883

Long-term debt	686,558	644,623
Other long-term accrued liabilities	12,049	18,560
Stockholders' equity:
Preferred stock, $100 par value; 180,000 shared authorized:
7% cumulative convertible exchangeable, 20,556 shares issued
and outstanding, 24,000 shares authorized	2,056	2,056
6% cumulative convertible participating, 46,095 shares issued
and outstanding	4,609	4,609
Common stock, $.01 par value; 50,000,000 shares authorized;
22,913,154 and 22,918,154 shares issued, respectively	229	229
Treasury stock at cost, 941,325 and 1,037,671 shares, respectively	(4,672)	(5,151)
Additional paid-in capital	351,040	351,063
Unearned compensation, restricted stock	(1,057)	(826)
Deficit	(86,136)	(89,010)
Accumulated other comprehensive income (loss)	(7,787)	(1,045)

Total stockholders' equity	258,282	261,925

Total liabilities and stockholders' equity	$1,344,830	$1,322,991

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal quarter ended		Three fiscal quarters ended

	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

		(Unaudited)

Revenues	$367,164	$383,271	$1,065,322	$1,048,320
Cost and expenses:
Cost of revenues	330,064	334,028	941,641	909,685
Selling, general and administrative expenses	13,098	14,072	39,441	41,948
Amortization of goodwill	5,108	5,043	15,247	14,492

Operating income	18,894	30,128	68,993	82,195

Interest expense, net	18,145	18,894	56,563	52,902

Income before income taxes	749	11,234	12,430	29,293
Provision for income taxes	288	4,325	4,786	11,278

Net income	461	6,909	7,644	18,015

Preferred stock dividends	(1,590)	(1,590)	(4,770)	(4,770)

Net income (loss) applicable to common stock	$(1,129)	$5,319	$2,874	$13,245

Net income (loss) per common share - basic	$(0.05)	$0.24	$0.13	$0.58

Net income (loss) per common share - diluted	$(0.05)	$0.21	$0.13	$0.53

Weighted average common shares outstanding:
Basic	21,772	22,308	21,776	22,643

Diluted	21,772	28,473	22,012	28,809

See accompanying notes

THE IT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three fiscal quarters ended

	September 28,	September 29,
	2001	2000

	(Unaudited)

Cash flows from operating activities:
Net income	$7,644	$18,015
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	28,642	27,095
Deferred income taxes	4,354	8,589
Other	(2,305)	(1,182)
Changes in assets and liabilities, net of effects
from acquisitions:
Changes in assets and liabilities	(39,230)	(48,529)
Discontinued operations	(6,896)	(8,104)

Net cash used for operating activities	(7,791)	(4,116)
Cash flows from investing activities:
Capital expenditures	(9,688)	(15,147)
Acquisition of businesses	(19,884)	(47,961)
Proceeds from sale of assets	881	2,165
Other, net	—	(6,947)

Net cash used for investing activities	(28,691)	(67,890)
Cash flows from financing activities:
Financing costs	—	(3,649)
Net borrowing of long-term debt	37,522	71,599
Purchase of treasury shares	—	(4,932)
Dividends paid on preferred stock	(4,076)	(4,770)

Net cash provided by financing activities	33,446	58,248

Net decrease in cash and cash equivalents	(3,036)	(13,758)
Cash and cash equivalents at beginning of period	15,624	29,529

Cash and cash equivalents at end of period	$12,588	$15,771

See accompanying notes

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Summary of significant accounting policies:

Basis of presentation and principles of consolidation

      The condensed consolidated financial statements included herein have been prepared by The IT Group, Inc. (IT or the Company), without audit, and include all adjustments of a normal, recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarter and year to date period ended September 28, 2001, pursuant to the rules of the Securities and Exchange Commission. The Company uses the equity method to account for certain joint ventures in which the Company does not have in excess of 50% of voting control. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

      These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 29, 2000. The results of operations for the fiscal period ended September 28, 2001 are not necessarily indicative of the results for the full fiscal year. The December 29, 2000 balance sheet amounts were derived from audited financial statements.

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

Accounting for Derivative Instruments and Hedging Activities

      The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS No. 133) on December 30, 2000, the beginning of its 2001 fiscal year. SFAS No. 133 requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by $1.3 million, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During 2001, unrealized net losses on derivative instruments of $3.9 million, net of related tax effects, were also recorded in other comprehensive income (see Note 10, "Comprehensive income").

      The Company's credit facilities require it to have a portion of its credit facility borrowings converted from variable rate to fixed rate. The Company utilizes derivative financial instruments, such as interest rate swaps, to fulfill this requirement. As of September 28, 2001, the Company has a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where the Company, as the fixed rate payer, pays (receives) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at September 28, 2001, which is designated as a cash flow hedge instrument, is an $8.8 million liability classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of September 28, 2001, the $5.2 million of accumulated other comprehensive loss, net of related tax effects, related to the swap agreement is expected to be reclassified into earnings over the term of the agreement. The Company has an interest rate cap agreement with a notional amount of $126 million expiring in August 2004 which is classified as a cash flow hedge instrument. The Company also had an option which expired in August 2001 that provided the counter-party to the $150 million swap agreement with the right to enter into a swap agreement whereby the Company would be the variable rate payer. This option was classified as a fair value hedge instrument and expired unexercised. The fair values of the interest rate cap agreement and the option were not material.

      Hedge ineffectiveness for derivative instruments for the quarter and year to date periods ending September 28, 2001 was not material. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swap agreement are included in interest expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in income. Hedge effectiveness is assessed by comparing the cash flows on the forecasted transaction attributable to the hedged risk with the cash flows from the derivative transaction. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item.

Contract accounting and accounts receivable

      Included in receivables, net at September 28, 2001 are billed receivables of $336 million, costs and estimated profits in excess of billings of $58 million, contract claims and unapproved change orders of $39 million, investments in federal privatization projects of $13 million, and retention of $17 million. Accounts receivable from the U. S. Government at September 28, 2001 were $200 million, or 43% of total accounts receivable. At December 29, 2000, net receivables included billed receivables of $315 million, costs and estimated profits in excess of billings of $59 million, contract claims and unapproved change orders of $26 million, investments in federal privatization projects of $22 million and retention of $18 million. Accounts receivable from the
U. S. Government as of December 29, 2000 were $199 million, or 45% of total accounts receivable.

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

      Included in accounts receivable at September 28, 2001 is approximately $39 million associated with contract claims and unapproved change orders, which are believed by management to be probable of realization. Most of these claims and change orders are being negotiated or are in arbitration. This amount includes contract claims in litigation (see Note 7, "Contingencies"). The actual amounts realized could be materially different than the amounts recorded.

2.   Business acquisitions:

      W&H Pacific, Inc.

      On May 9, 2000, the Company acquired all of the outstanding capital stock of W&H Pacific, Inc. (W&H Pacific) for $10 million plus approximately $0.5 million in transaction costs, and contingent consideration up to $9 million over the next two years. At September 28, 2001, approximately $5 million of contingent consideration was paid, with up to $4 million of additional contingent consideration potentially payable in 2002. W&H Pacific is an engineering and design firm serving the northwestern United States in the telecommunications, transportation, and land development markets, with annual revenues of approximately $35 million.

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

Description	Amount
(In thousands)
Current assets .	$ 6,701
Property and equipment .	1,054
Cost in excess of net assets of acquired businesses .	10,434
Other long term assets .	1,698
Current liabilities .	4,592
Long term liabilities, primarily debt .	66

      As a result of the acquisition of W&H Pacific, the Company has adopted a plan and commenced the process of closing specific overlapping facilities and reducing consolidated employment. The acquired balance sheet included an accrual of $1 million for the estimated W&H Pacific severance and lease termination costs, which will principally be paid in 2001.

3.   Long-term debt:

      The Company's credit facilities currently consist of an eight-year amortizing term loan (Term Loan B), currently with $214.5 million outstanding, a seven-year amortizing term loan (Term Loan C), currently with $97 million outstanding and a six-year revolving credit facility (revolving loans) of $185 million that contains a sublimit of $25 million for letters of credit issuance. Paydowns of the Company's revolving facility allow for subsequent re-borrowing under the facility. The credit facilities are secured by a security interest in substantially all of the assets of the Company and its subsidiaries. In addition, the facilities include representations, warranties and covenants customary for facilities of this type and include various financial covenants, including maintaining a ratio of total consolidated debt to EBITDA, interest coverage, and limitations (subject to certain exceptions) on indebtedness, lease obligations, mergers and acquisitions and other fundamental changes, prohibit acquisitions and the payment of cash dividends on common stock and limit capital expenditures. Effective September 27, 2001, the Company and its lenders agreed to an amendment to the credit facilities for revisions to the financial covenants for the periods ended September 28, 2001 and December 28, 2001.

4. Facility closure reserves:

      In 2000 the Company recorded a $1.0 million restructuring charge relating to a facility closure and downsizing plan. The facility restructuring plan includes closing ten offices and warehouses, and downsizing eight offices and warehouses. All facility closure and downsizing actions were implemented by the second quarter of 2001. Charges to the reserve through September 28, 2001 were $0.6 million. Payments relating to lease obligations, net of sublease recovery estimations, will primarily be incurred through 2002, although some leases on downsized facilities continue through 2006.

      As a result of previous acquisitions, the Company established acquisition-related integration accruals for liabilities recognized in connection with purchase business combinations relating to severance, facility closure and lease termination liabilities. Activity in these reserves for the nine months ended September 28, 2001 were as follows:

Acquisition-related reserves:	Nine Months Ended September 28, 2001 (in thousands)
	Reserve balance		Reserve balance
	at December 29, 2000	Payments	at September 28, 2001

Severance	$ 2,403	$(472)	$ 1,931
Office closure, lease termination and other	9,283	(4,410)	4,873

Total	$ 11,686	$(4,882)	$ 6,804

5. Income taxes:

      For the year to date period ended September 28, 2001, the Company recorded an income tax provision of $4.8 million, reflecting an income tax rate of approximately 38.5% on pretax income of $12.4 million which is based upon the estimated tax rate for the entire year. Based on a net deferred tax asset of $138 million (net of a valuation allowance of $51 million) at September 28, 2001 and assuming a net federal and state effective tax rate of 38.5%, the level of future earnings necessary to fully realize the deferred tax asset would be approximately $358 million. The Company evaluates the adequacy of the valuation allowance and the realizability of the deferred tax asset on an ongoing basis. Because of the Company's position in the industry and existing backlog, management expects that its future taxable income will more likely than not allow the Company to fully realize its net deferred tax asset.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.         Earnings per share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
	(In thousands, except per share data)
Numerator:
Net income	$461	$6,909	$7,644	$18,015
Preferred stock dividends	(1,590)	(1,590)	(4,770)	(4,770)

Numerator for basic earnings per share - net
income (loss) available to common stockholders	$(1,129)	$5,319	$2,874	$13,245

Effect of conversion of dilutive securities:
Preferred stock dividends	—	692	—	2,076

Numerator for diluted earnings per share - net
income (loss) applicable to common stock	$(1,129)	$6,011	$2,874	$15,321

Denominator:
Denominator for basic earnings per share-
weighted average shares	21,772	22,308	21,776	22,643

Effect of conversion of dilutive securities:
Common equivalent shares and nonvested stock	—	92	236	93
Convertible preferred stock	—	6,073	—	6,073

Denominator for diluted earnings per
share-adjusted weighted-average shares
and assumed conversions	21,772	28,473	22,012	28,809

Net income (loss) per share basic:	$(0.05)	$0.24	$0.13	$0.58

Net income (loss) per share diluted:	$(0.05)	$0.21	$0.13	$0.53

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.         Contingencies:

            For information regarding legal proceedings of the Company's continuing operations, please see Note 8, "Commitments and contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000; current developments regarding continuing operations' legal proceedings are discussed in Part II of this filing. See Note 9, "Discontinued operations" of this filing for information regarding the legal proceedings of the discontinued operations of the Company.

8.         Operating segments:

            Organization

            Effective for the period ended September 28, 2001, the Company changed from four reportable segments: Government Services, Commercial Engineering & Construction (Commercial E&C), Consulting & Technology (C&T), and International to three reportable segments. The change involved combining the Commercial E&C segment with the C&T segment into one Commercial Services segment. This is designed to streamline and improve our delivery of services to our commercial clients. The following results have been recast to conform with the Company's revised approach to managing and analyzing segment performance. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste remediation, Outsourced Services for renovation, design/build and facilities management, and Civil Works. The Commercial Services segment provides comprehensive consulting, engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through four business lines: Commercial Services, Solid Waste, Transportation and Telecommunication, and Real Estate Restoration. The International segment provides comprehensive infrastructure and environmental services to multi-national and foreign-based clients with principal operations in Canada, Europe, and Australia.

            Segment Information

Government Services		Commercial Services	International	Total
		(In thousands)

Quarter ended September 28, 2001
Revenues	$199,058	$141,923	$26,183	$367,164

Segment profit	16,971	14,577	818	32,366

Quarter ended September 29, 2000
Revenues	$193,426	$163,590	$26,255	$383,271

Segment profit	22,697	19,740	2,202	44,639

Three quarters ended September 28, 2001
Revenues	$560,770	$432,046	$72,506	$1,065,322

Segment profit	59,920	46,094	4,078	110,092

Three quarters ended September 29, 2000
Revenues	$530,167	$445,230	$72,923	$1,048,320

Segment profit	61,018	57,890	4,697	123,605

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Total profit for reportable segments	$32,366	$44,639	$110,092	$123,605
Unallocated amounts:
Corporate selling, general and administrative, and goodwill amortization expenses	(13,472)	(14,511)	(41,099)	(41,410)
Interest expense, net	(18,145)	(18,894)	(56,563)	(52,902)

Income before income taxes	$749	$11,234	$12,430	$29,293

9.         Discontinued operations:

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

Northern California Facilities

            Final approval of closure construction by the California EPA, Department of Toxic Substance Control (DTSC) for the Panoche facility is expected later in 2001. The Company maintains environmental insurance coverage which provides for reimbursement of post-closure costs up to the policy limits, which are in excess of the Company's post-closure cost estimates, for the four Northern California Facilities.

            The carrying value of the long-term assets of discontinued operations of $39 million at September 28, 2001 is principally comprised of unused residual land at the inactive disposal facilities and assumes that land sales will occur at market prices estimated by the Company based on certain assumptions (entitlements, etc.). During 2001, the Company sold a small parcel of land from the Northern California Facilities for $1.3 million, net of transaction costs. The Company has negotiated a sale agreement for additional parcels of the unused residual land for approximately $12 million, which is equivalent to the Company's market price assumption. The agreement, which is subject to customary closing conditions including the successful completion of due diligence, is expected to be consummated as two transactions. Sale of one parcel is expected to occur in the fourth quarter of 2001 and generate net proceeds of approximately $7.5 million. The other parcel is expected to be sold in 2002. There is no assurance as to the timing of development or sales of any of the Company's residual land, or, until sold, the Company's ability to ultimately liquidate the land for the estimated sale prices. If the assumptions used to determine such prices are not realized, the value of the land could be materially different from the current carrying value.

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

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Comprehensive income:

            Comprehensive income represents net income plus the results of certain non-stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net income	$461	$6,909	$7,644	$18,015
Cumulative translation adjustment of a change
in accounting principle (SFAS No. 133	—	—	(1,317)	—
Unrealized derivative losses on cash flow
hedges (SFAS No. 133)	(2,058)	—	(3,875)	—
Foreign currency translation losses	(982)	(1,015)	(1,550)	(1,775)

Comprehensive (loss) income	$(2,579)	$5,894	$902	$16,240

11.       Financial information for subsidiary guarantors

            On April 9, 1999, the Company issued $225 million of ten-year senior subordinated notes (Notes). The Notes have an 11.25% fixed rate of interest payable every six months in cash commencing in October 1999. There are no mandatory sinking fund payments, and the Notes have a stated maturity of April 1, 2009. The Notes are wholly or partially redeemable at the Company's option at a premium after 2004. Upon the issuance of capital stock prior to April 1, 2002, up to 35% of the Notes are redeemable at the Company's option at 111.25% of face value. The Notes are general unsecured obligations of the Company, subordinated to the Company's credit facilities and other senior indebtedness and pari passu with other existing and future indebtedness unless the terms of that indebtedness expressly provide otherwise. The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's wholly owned domestic subsidiaries. The Notes have not been guaranteed by the Company's captive insurance subsidiary nor any of the Company's foreign subsidiaries. The following summarized financial information presents separately the composition of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

THE IT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized Condensed Financial Information
Nine Months Ended September 28, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$—	$528,798	$36,121	$(646)	$564,273
Non current assets	17,491	1,225,019	50,762	(512,715)	780,557
Current liabilities	15,919	347,252	27,801	(3,031)	387,941
Revenues	—	1,010,070	55,488	(236)	1,065,322
Gross margin	—	118,869	5,014	(202)	123,681
Net income (loss)	(14,695)	21,016	2,326	(1,003)	7,644
Net cash provided by (used in) operating activities	(10,517)	(7,146)	(802)	10,674	(7,791)
Net cash provided by (used in) investing activities	849	(24,440)	(4,193)	(907)	(28,691)
Net cash provided by (used in) financing activities	(562)	34,831	(670)	(153)	33,446

Summarized Condensed Financial Information
Nine Months Ended September 29, 2000

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Current assets	$—	$528,891	$36,696	$(1,285)	$564,302
Non current assets	18,619	1,226,006	54,584	(507,324)	791,885
Current liabilities	14,757	316,634	27,927	(545)	358,773
Revenues	—	987,492	61,080	(252)	1,048,320
Gross margin	—	131,648	7,389	(402)	138,635
Net income (loss)	(14,484)	30,025	3,542	(1,068)	18,015
Net cash provided by (used in) operating activities	(7,502)	(1,550)	1,636	3,300	(4,116)
Net cash provided by (used in) investing activities	830	(59,041)	(14,755)	5,076	(67,890)
Net cash provided by (used in) financing activities	(4,932)	62,663	5,424	(4,907)	58,248

Item 2.       Management's Discussion and Analysis of Results
                    of Operations and Financial Condition.

THE IT GROUP, INC.

FOR QUARTER ENDED SEPTEMBER 28, 2001

RESULTS OF OPERATIONS

Overview

            We are a leading provider of consulting, facilities management, water, engineering & construction, and remediation services addressing the infrastructure needs of both private and public sector firms. Through our diverse group of highly specialized companies, with over 7,500 employees in over 80 domestic offices and over 10 international offices, clients are provided with a single, fully integrated delivery system and our extensive expertise to meet their global environmental and facility support needs. Our broad range of services includes the identification of contaminants including anthrax in soil, air and water and the subsequent design and execution of remedial solutions. We also provide project and facilities management capabilities and other related services to non-environmental civil construction, watershed restoration and the outsourcing privatization markets.

            In order to streamline and improve our delivery of services to commercial clients, we recently reorganized our operating structure to combine our Commercial Engineering & Construction and our Consulting & Technology businesses into a Commercial Services Organization. We operate in a client focused organization structure in the Government Services, Commercial Services, and International markets. Our results of operations are analyzed on this basis for all periods presented. The Government Services segment provides diversified services to the federal government in the areas of Hazardous, Toxic and Radiological Waste (HTRW) remediation, Outsourced Services for renovation, design/build services including military housing privatization, facilities management, and Civil Works. The Commercial Services segment provides comprehensive consulting, engineering and construction services to commercial clients, primarily in the petroleum, chemical, manufacturing, transportation, telecommunication, utility and solid waste industries through our Commercial Services, Solid Waste, Transportation & Telecommunication, and Real Estate Restoration business lines. The International segment provides comprehensive environmental and infrastructure services to multi-national and foreign-based clients with principal operations in Canada, Europe, and Australia.

            Our clients are federal, state and local governments in the U. S. and commercial businesses worldwide. On an annual basis we obtain approximately 50% of our revenues from the U. S. Government through more than 100 contracts that predominantly range in length from one to eight years. In addition, we serve more than 1,500 commercial clients on projects that range in length from one month to many years. Revenue growth from the commercial sector is expected to continue to be directly related to the desire on the part of our clients for an integrated, proactive approach to environmental issues that are driven by economic, as opposed to regulatory, concerns. We have recently been impacted by the general economic slowdown, which has caused clients to delay project funding in the commercial portion of the business. We continue to monitor this part of our business carefully and have deferred discretionary capital spending and implemented cost-reduction actions. Furthermore, due to the general economic slowdown our commercial business has not experienced seasonal volume increases at historical levels.

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

THE IT GROUP, INC.

Revenues and Gross Margins

            Company. Revenues for the three months ended September 28, 2001 decreased $16 million, or 4.2%, to $367 million, compared to revenues of $383 million reported in the three months ended September 29, 2000. For the nine months ended September 28, 2001, revenues were $1,065 million, a 1.6% increase over the prior year to date period. The decline in third quarter revenues over the prior year was due to the commercial portion of the business. Second quarter volume trends of slow and delayed project starts continued to negatively impact the commercial sector. We expect this weakness in commercial volume to continue into early 2002. On a year to date basis, revenue increases were the result of stronger federal government volume and the full year effect of the W&H Pacific acquisition.

            Our gross margin for the quarter ended September 28, 2001 was 10.1% of revenues, a decrease from 12.8% of revenues reported in the quarter ended September 29, 2000. Year to date 2001 gross margins were 11.6% compared to 13.2% in 2000. Compared to the prior year periods, operating results continue to be impacted by project performance in all businesses. Early in the fourth quarter of 2001, we implemented a comprehensive cost reduction program which is expected to reduce costs and selling, general and administrative expenses by $15 million to $20 million annually. Our ability to maintain or improve our gross margin levels is heavily dependent on various factors including proper execution of projects, utilization of professional staff, successful bidding of new contracts at adequate margin levels and continued overhead cost controls.

            Government Services. Revenues from the Government Services segment increased $6 million, or 2.9%, to $199 million in the three months ended September 28, 2001 compared to $193 million for the three months ended September 29, 2000. Revenues for the nine months ended September 28, 2001 were $561 million, an increase of $31 million, or 5.8%, over prior year to date revenues of $530 million. Funding of backlog at historically high levels has increased Government Services revenues on a year to date basis compared to the prior year. We are continuing to evaluate what effects the September 11, 2001 tragedy and Homeland Defense initiatives will have on our business, including the potential for delays, changes in funding patterns, and additional HTRW anthrax detection and decontamination work. Overall, on an annual basis we anticipate limited revenue growth in HTRW remediation work as DOD and DOE spending is projected to remain at historical levels. Longer term, we expect revenue growth from U. S. government funding of civil works, watershed restoration, facilities management and the military housing/infrastructure privatization markets based on contract awards and levels of bidding activity. The recently announced Fort Meade family housing privatization project, a 50 year contract for housing, property management and design/build construction in which we hold a 50% share in the joint venture, is an example of our success in this market.

            Our Government Services segment profit margin was $17 million, or 8.5% of segment revenues, for the three months ended September 28, 2001, compared to $23 million, or 11.7% of segment revenues, for the three months ended September 29, 2000. For the nine months ended September 28, 2001, Government Services segment profit margin was $60 million, or 10.7% of segment revenues, compared to $61 million, or 11.5% for the comparable prior year period. Segment profit margin represents revenues, less cost of revenues and selling, general and administrative expenses (excluding goodwill) directly attributable to operations. The decreases in segment profit margin percentage were due to a greater percentage of current year revenues from lower-margin Outsourced Services projects, Civil Works project performance, and lower margin levels on HTRW work. Additionally, a negotiated settlement reached on a contract claim accounted for approximately $3 million of segment margin in the June 2001 quarter.

            Commercial Services. Revenues from the Commercial Services segment decreased $22 million, or 13%, to $142 million for the three months ended September 28, 2001 compared to the three months ended September 29, 2000. Revenues for the nine months ended September 28, 2001, were $432 million, a decrease of $13 million, or 3%, below revenues of $445 million for the nine months ended September 29, 2000. Revenue decreases for 2001 were due to continuing delays in project timing. Based on the trends in slow and delayed project starts and the general economic slowdown, we expect Commercial Services revenues to be below prior year levels for the remainder of the year.

            Our Commercial Services segment profit margin was $15 million, or 10.3% of segment revenues, for the three months ended September 28, 2001, compared to $20 million, or 12.1% of segment revenues, for the three months ended September 29, 2000. For the nine months ended September 28, 2001, Commercial Services segment profit margin was $46 million, or 10.7% of segment revenues, compared to $58 million, or 13.0% of segment revenues for the nine months ended September 29, 2000. The declines in segment profit margin percentages compared to prior year periods were primarily due to project performance.

THE IT GROUP, INC.

            International. International revenues were $26 million in the three months ended September 28, 2001 and $73 million year to date, approximately equal to last year. For the three months ended September 28, 2001, our International segment profit margin was $0.8 million, or 3.1% of segment revenues, compared to $2.2 million, or 8.4% of segment revenues for the three months ended September 29, 2000. International segment profit margin for the nine months ended September 28, 2001 was $4.1 million, or 5.6% of segment revenues, compared to $4.7 million, or 6.4% of segment revenues for the comparable prior year period. The declines in segment profit margin percentage were primarily related to project performance at our Roche and Australia operations. Segment profit margins for the International segment are lower on a comparative basis to our domestic segments due to the geographic limitations impeding full utilization of our shared services organization.

            Backlog. Our total funded and unfunded backlog at September 28, 2001 was approximately $4.8 billion, including $1.0 billion relating to our share of joint ventures backlog. Approximately $0.5 billion of the joint ventures backlog relates to our share of the fifty-year Fort Meade project, a military housing privatization contract. We expect to earn revenues from our backlog primarily over the next one to five years. Approximately 85% of the backlog consists of U. S. government contracts, and approximately 75% is expected to be charged to our clients on a cost-reimbursable basis. The backlog at September 28, 2001 includes $2.0 billion of funded backlog, including joint ventures. Additionally, many of our commercial contracts renew automatically and are typically not part of our backlog.

            Our backlog at any given time is subject to changes in scope of services which may lead to increases or decreases in backlog amounts. Additionally, we cannot predict to what extent the events of September 11, 2001 will have on the funding patterns of United States government contracts. These scope changes have led to a number of contract claims requiring negotiations with clients in the ordinary course of business. See Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, "Summary of significant accounting policies - Contract accounting and accounts receivable".

Selling, General and Administrative Expenses

            Selling, general and administrative expenses were $13.1 million, or 3.6% of revenues for the three months ended September 28, 2001 compared to $14.1 million, or 3.7% of revenues in the three months ended September 29, 2000. For the nine months ended September 28, 2001, selling, general and administrative expenses were $39.4 million, or 3.7% of revenues, compared to $41.9 million, or 4.0% of revenues for the comparable prior year period. The decreases in selling, general and administrative expenses compared to the prior year are attributable to cost containment initiatives.

Amortization of Goodwill

            Goodwill amortization expense was $5.1 million for the three months ended September 28, 2001 compared to $5.0 million for the September 2000 quarter. Year to date, goodwill amortization expense was $15.2 million compared to $14.5 million in 2000. The increases to goodwill amortization compared to the prior year are primarily due to the W&H Pacific acquisition and contingent consideration paid relating to prior acquisitions. We expect that goodwill amortization expense for 2001 will be approximately $20 million.

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

Interest, Net

            Net interest expense was $18.1 million in the quarter ended September 28, 2001 and $18.9 million for the quarter ended September 29, 2000, or 4.9% of revenues for both periods. For the nine months ended September 28, 2001, net interest

THE IT GROUP, INC.

expense was $56.6 million, or 5.3% of revenues, compared to $52.9 million, or 5.0% of revenues for the prior year to date period. Noncash interest expense, included in net interest expense, was $4.5 million for the nine months ended September 28, 2001, compared to $2.2 million for the prior year period, reflecting additional noncash costs for amortization of discounts on contract advance payments. On March 8, 2000, we obtained an additional $100 million term loan under our credit agreement. The increased interest expense compared to the prior year periods primarily reflects higher overall debt levels attributable to funding acquisition of business payments and working capital requirements, which has offset the benefit of lower interest rates on the variable rate portion of our debt. Including the effect of an interest rate swap agreement, approximately $400 million of our outstanding debt is at fixed interest rates, and therefore does not benefit from interest rate reductions. We anticipate that our interest expense will continue to benefit in future quarters from the interest rate reductions by the Federal Reserve Board, as tranches of our variable rate borrowings are renewed at lower interest rates.

Income Taxes

            The provision for income taxes for the quarter and year to date periods ended September was calculated utilizing an effective tax rate of approximately 38.5% of pretax income for both 2001 and 2000 (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, "Income taxes").

Dividends

            Dividends declared for the year to date periods ended September 28, 2001 and September 29, 2000 were $4.8 million for each period, and included $2.7 million for the 7% cumulative convertible exchangeable preferred stock, and $2.1 million for the 6% cumulative convertible participating preferred stock. Dividends paid year to date ended September 28, 2001 and September 29, 2000 were $4.1 million and $4.8 million, respectively. The Carlyle Group, holder of 45,000 shares of 6% Cumulative Convertible Participating Preferred Stock, has agreed to accept, and the Board of Directors has approved, payment of the August 20, 2001 dividend in stock.

FINANCIAL CONDITION

            Working capital increased $35 million to $176 million at September 28, 2001 from $141 million at December 29, 2000. The current ratio at September 28, 2001 was 1.45:1 which compares to 1.35:1 at December 29, 2000. Long-term debt of $687 million at September 28, 2001 increased from $645 million at December 29, 2000, and the ratio of total debt, including current portion, to equity was 2.71:1 at September 28, 2001 and was 2.52:1 at December 29, 2000. The total debt to equity ratio change was also impacted by the required adoption of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133), which reduced stockholders' equity by $5.2 million as of September 28, 2001 due to the non-cash effects of recording the fair value of derivative instruments as other accumulated comprehensive losses. Excluding the non-cash effects of SFAS No. 133, our total debt to equity ratio at September 28, 2001 was 2.65:1.

            Cash used by operating activities, which includes cash outflows related to discontinued operations, for the nine months ended September 28, 2001 was $8 million compared to $4 million used by operating activities in the corresponding period of last year. Cash used by operating activities in 2001 included $7 million for discontinued operations (see Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, "Discontinued operations"). Two parcels of land from our discontinued operations are under contract to be sold for approximately $12 million. One parcel generating net cash proceeds of approximately $7.5 million is expected to close later this year, and the other parcel is expected to be sold in 2002.

            Cash used for investing activities was $29 million for the nine months ended September 28, 2001, compared to $68 million for the nine months ended September 29, 2000. Cash used for the acquisition of businesses was $20 million and $48 million for the nine months ended September 28, 2001 and September 29, 2000, respectively. In May 2000 we paid $10 million in initial acquisition cost for W&H Pacific. The $28 million reduction in acquisition of business costs also reflects a decline in trailing costs from acquisition-related liabilities, a trend which is expected to continue. Capital expenditures of $10 million for the nine months ended September 28, 2001 were approximately $5 million lower than the comparable 2000 period.

THE IT GROUP, INC.

            Cash provided by financing activities was $33 million for the nine months ended September 28, 2001, compared to $58 million for the prior year period, reflecting reduced borrowing requirements primarily related to lower business acquisition and capital expenditure requirements.

            Based on our uncertainty with maintaining compliance with the increasingly restrictive financial covenants under our credit facilities, in September 2001 we requested, and received approval from our lenders for, an amendment to our credit agreement effective September 27, 2001. The amendment revised financial covenants for maximum EBITDA leverage, minimum interest coverage, minimum fixed charge coverage, and net worth, for the quarters ended September 28 and December 28, 2001. As amended, we were compliant with our credit agreement at September 28, 2001. Fees related to this amendment were $1.5 million, and were recorded as additional deferred financing fees. Our amended credit facilities also continue to have limitations on other indebtedness, lease obligations, capital expenditures, mergers and acquisitions and other fundamental changes, and also prohibit acquisitions and the payment of cash dividends on common stock.

            The September 2001 amendment was the first step of an intended two step credit facilities amendment process. During the first quarter of 2002, we expect to negotiate a second amendment to our credit facilities which will include modifications consistent with a revised five-year business plan which is currently under development. However, if we are adversely affected by unforeseen or continuing declines in business conditions, we may be required to seek further modifications to our credit agreement. We also expect that we will incur additional costs in the form of fees and interest expense for any additional credit agreement modifications.

            We now expect our year-end debt level to be generally consistent with the level at September 28, 2001. Factors impacting the execution of our debt reduction strategy include higher than expected working capital usage primarily related to seasonal volume fluctuations and contract claims and unapproved change orders, the inability to achieve off balance sheet financing of landfill gas to energy equipment due to contractual constraints, the delay in the sale of real estate restoration projects, and lower EBITDA (See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations").

            Significant factors which may continue to impact our liquidity and debt covenant compliance include project performance, volume fluctuations, bonding capacity, and economic uncertainties compounded by the September 11, 2001 terrorist attacks on the United States. We also continue to have significant cash requirements including the service on our substantial indebtedness. For the third quarter of 2001, our average available borrowing capacity under our credit agreement was approximately $10 million. Meeting the requirements of our debt agreements will continue to affect our ability to balance operational and other cash requirements. If due to liquidity constraints we are unable to timely pay subcontractors, suppliers, and lessors and are thereby unable to rely on their services or products, our results of operations, liquidity and financial condition could be negatively impacted. Our surety bond availability based on market conditions and our financial position may also limit our ability to successfully win new projects and execute our revised business plan. Concurrent with the development of our revised business plan, the Company has retained a major investment banking firm to explore deleveraging strategies including the sale non-strategic businesses and accessing additional sources of capital. We have also implemented a comprehensive cost reduction program expected to reduce costs by $15 million to $20 million annually. We expect that projected levels of backlog realization and our initiated cost reduction program will be adequate to enable us to remain in compliance with the more restrictive financial covenants which begin in the quarter ending December 28, 2001. We are carefully evaluating the impact of business trends on the fourth quarter of 2001 and future periods. We believe our cash flow, available cash and available borrowings under our credit facilities combined with our backlog and the implementation of our cost reduction program will be adequate to execute our business forecast for the next twelve months. However, under more severe business conditions including significant reductions in estimated revenues and earnings from our backlog, our liquidity may not be adequate to execute our business plan without additional sources of capital.

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

the effects of worsening economic conditions on our commercial businesses,

the effects of the September 11, 2001 terrorist attacks on our business and on the economy generally,

our ability to do business with qualified subcontractors, vendors and financial institutions as well as to retain qualified personnel in light of our current liquidity and financial performance,

changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures,

bidding opportunities and successes,

project results, including success in pursuing claims and change orders,

management of our cash resources, costs and margins, particularly in light of our substantial and variable leverage,

the constraints placed on our operations, acquisitions and working capital by the terms of our debt agreements,

our ability to achieve stated debt reduction goals,

funding of backlog,

matters affecting contracting and engineering businesses generally, such as the seasonality of work, the impact of weather and clients' timing of projects,

our ability to generate a sufficient level of future earnings to utilize our deferred tax assets,

the success of our acquisition strategy, including the effects of legacy liabilities from these acquisitions as well as the integration of our recent acquisitions and achievement of expected cost savings and other synergies from these acquisitions, industry-wide market factors and other general economic and business conditions.

Our actual results could differ materially from those projected in these forward-looking statements as a result of these factors, many of which are beyond our control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            As of September 28, 2001, we have a $150 million interest rate swap agreement which expires in August 2003, fixing the rate on a like amount of variable rate borrowings where, as the fixed rate payer, we pay (receive) the difference between 3-month LIBOR and a fixed rate of 6.455%. The fair value of the swap at September 28, 2001, which is designated as a cash flow hedge instrument, is an $8.8 million liability. Based on current fair value, the $5.3 million of accumulated other comprehensive losses, net of related tax effects, are expected to be reclassified into earnings over the term of the swap agreement. There were no other material changes in our exposure to market risk from December 29, 2000.

PART II

THE IT GROUP, INC.

Item 1.         Legal Proceedings.

            The continuing operations litigation to which the Company is a party is more fully discussed in Note 8, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 and in Part II, Item 1, Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2001. See also Item 1 - Notes to Condensed Consolidated Financial Statements, Note 9, "Discontinued Operations" for information regarding litigation related to the discontinued operations of the Company. Except as noted, there have been no material changes in any of the Company's legal proceedings since the date of the Company's Annual Report on Form 10-K.

Ontario Property Litigation

            In May 2000 LandBank, Inc. (LandBank), a subsidiary of the Company, filed suit (LandBank, Inc., etc. et al v. Tamkin Investments, Inc., etc. et al, Superior Court for the County of San Bernardino, California, Case No. RCV 47484) seeking declaratory relief with respect to claims by Tamkin Investments, Inc. ("Tamkin") that it was entitled to a portion of the proceeds to be received by LandBank from the purchase and redevelopment of property in Ontario, California, and seeking damages from Tamkin for its conduct, which LandBank alleges inhibited its broader participation in the transaction. In July 2001 Tamkin amended its cross complaint to allege various causes of action, including breach of contract and interference with contract and prospective advantage, against LandBank and IT Corporation ("IT"). The cross complaint claims unspecified damages, including punitive damages. LandBank and IT deny Tamkin's allegations, and are defending Tamkin's allegations and pursuing LandBank's own damage claims vigorously. Trial in this case is set for late April 2002; discovery is continuing and the ultimate outcome of the matter cannot be determined at this time.

Item 6.         Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10 (ii)	29	Form of Amendment No. 2, dated as of September 27, 2001, to the Second Amendment and Restated Credit Agreement dated as of March 7, 2000 among the Registrant, IT Corporation, OHM Corporation, the institutions from time to time party therefore to as lenders, and/or issuing banks, Citicorp USA Inc., in its capacity as administrative agent, and Bank Boston, N.A., in its capacity as documentation agent.

(b)	Reports on Form 8-K

	None

THE IT GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE IT GROUP, INC.
(Registrant)

/s/ ANTHONY J. DELUCA	November 6, 2001
Anthony J. DeLuca
President and Chief Executive Officer
and Duly Authorized Officer

/s/ HARRY J. SOOSE, JR.	November 6, 2001
Harry J. Soose, Jr.
Senior Vice President, Chief Financial Officer and
Principal Financial Officer

/s/ JAMES J. PIERSON	November 6, 2001
James J. Pierson
Vice President, Finance and
Principal Accounting Officer